Form 10KSB
period 2000-03-31
TRADING SOLUTIONS COM INC
filed 2000-07-14
CIK 1092662

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D C. 20549

                                    FORM 10K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2000

[    ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE  ACT  OF  1934  For  the  transition   period  from  _________  to
     ____________

     Commission File No. 333-85787

                           Trading Solutions.com, Inc.
                           ---------------------------
             (Exact name of Registrant as specified in its charter)

         Nevada                                               88-0425691
         ------                                               ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification Number)

200 Camino Aguajito, #200, Monterey, CA                            93940
---------------------------------------                            -----
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code: (831) 375-6209

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12 (g) of the Act:

                         Common Stock, $0.001 par value


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No lndicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Statute 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March, 2000, there is no aggregate market value of the voting stock held by non-affiliates of the registrant.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                                   Outstanding as of March 2000
            -----                                   ----------------------------
$0.001 PAR VALUE CLASS A COMMON STOCK                      2,760,000  Shares


                                     PART I

ITEM 1. Business.

     The Company is a development stage company, which is establishing an online trading school along with several trading schools in California. The Company will also sell services and products through a to be developed online store. Students and shoppers will be able to purchase services through the company website www.tradingsolutionsinc.com. Our website is currently under development and is expected to be operational by the end of 2000. No services or revenues have been provided or received.

     The Company was incorporation on May 14, 1999. In December 1999, the Company changed its fiscal year end to March 31.

     Since inception, the Company has been engaged in developing corporate structure, planning operations, capital raising activities, and negotiating agreements with prospective business affiliates. The Company has no operating revenue to date.

     The Company is currently working on two projects:

1. Trading Solutions.com, Inc. trading school is designed to provide education for people interested in online investing. The Company offers training for beginners as well as experienced traders. Courses consist of a combination of theory sessions linked closely with a practical hands on approach. The Company provides online training, individual training, small group sessions and seminars on various trading and computer related subjects.

2. The Company intends to establish or acquire an e-commerce business and link it with the online trading school. The Company will offer products for investors, including books, magazines, newspapers, online newsletters and trading software packages.

     The Company's marketing strategy is directed towards new and experienced traders. Management will work to establish a local market niche for each one of its trading schools by advertising in local newspapers and radio. Management will work to increase the public's awareness of the Company's name and its services. Special events will be sponsored from which name affiliation and public familiarity with the services and products offered can be achieved.

     The Company will optimize advertising dollars spent on radio by purchasing air time from those radio stations whose demographics most closely resemble the Company's clientele. Management will be responsible for contacting account executives from various local stations and requesting proposals and statistics regarding their stations' listeners and advertising packages.

     The Company intends to advertise on the Internet through its web page, which will be updated regularly. The Company will also maintain advertisements in the local newspapers. The Company will also produce color catalogs to be printed and distributed throughout the year.

     The Company intends to affiliate with professional traders to teach the online classes and seminars. Currently, the information most in demand includes online trading, electronic trading, day trading strategies and the software applied in trading.

ITEM 2. Properties

     The Company's sales and administrative offices are located at 200 Camino Aguajito, Suite 200, Monterey, California 93940. Offices are provided on a rent free basis by Monterey Ventures, Inc. It has no other physical facilities.

ITEM 3. Legal Proceedings.

         None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

         None.

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholders Matters.

         None


ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     During the year, the Company's financial condition has minimal changes as a result of operations.

     At present, the Company's major sources of liquidity and cash consist of accounts receivable which is an internal source. The company has received funds from the sale of equity in the company and has received no operating revenues. If no revenues are received or no additional funds are received from the sale of securities or loans the company will not be able to continue with its business plan.

     There is no research and development underway.

     The Company has not been affected by unusual events or transactions that would have any impact on reported income or operations. The increase in sales was a result of its marketing efforts.

     Currently, the Company knows of no events that will cause a material change in cost and revenues.

     The Company plans to increase its market share by soliciting retailers and is considering development of an Internet website.

     The Company is still in its development stage and has not felt the effects of inflation.

ITEM 7. Financial Statements and Supplementary Data.




                       TRADING SOLUTIONS.COM, INCORPORATED
                          (A Development Stage Company)

                              Financial Statements
                                      With
                          Independent Auditor's Report

                                   Prepared by

                               HAWKINS ACCOUNTING
                           CERTIFIED PUBLIC ACCOUNTANT
                               SALINAS, CALIFORNIA

                       TRADING SOLUTIONS.COM, INCORPORATED
                          (A Development Stage Company)

                          Index to Financial Statements


                                                                                          Page
                                                                                          ----
Independent Auditor's Report                                                               2
Balance Sheet                                                                              3
Statement of Operations, From date of
         Inception to March 31, 2000                                                       4
Statement of Shareholder's Equity                                                          5
Statement of Cash Flows, From date of
         Inception to March 31, 2000                                                       6
Notes to Financial Statements                                                              7

To the Board of Directors and Shareholders
Trading Solutions.Com, Incorporated
Monterey, California

                          Independent Auditor's Report

I have audited the balance sheet of Trading Solutions.Com, Incorporated (a development stage company) as of March 31, 2000 and the related statements of operations, stockholders' equity and cash flows from the date of inception to year end, March 31, 2000. These financial statements are the responsibility of the Companys management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides reasonable basis for my opinion.

In my opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Trading Solutions.Com, Incorporated, as of March 31, 2000 and the results of operations and its cash flows and the cumulative results of operations and cumulative cash flows for the period from date of inception to year end, March 31, 2000 in conformity with generally accepted accounting principals.

The accumulated deficit during the development stage for the period from date of inception to year-end March 31, 2000 is $128,864.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed Note 7 to the financial statements, the Company has incurred net losses form operations and has not yet commenced full operation, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.



/s/ Hawkins Accounting
----------------------
July 6, 2000

                       TRADING SOLUTIONS.COM, INCORPORATED
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 March 31, 2000

ASSETS
Current assets
     Cash in bank                                                                     $       4,691
     Other receivable                                                                           176
          Total current assets                                                                4,867
Furniture and equipment
     Equipment                                                                                 2,206
     Furniture                                                                                   600
                                                                                               2,806
     Accumulated depreciation                                                                   (176)
                                                                                               2,630
               Total assets                                                           $        7,497
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities
     Accounts payable                                                                 $        1,371
          Total current liabilities                                                            1,371
               Total liabilities                                                               1,371
Stockholders' equity
     Common stock, 20,000,000 shares authorized at
          a par value of .01. 2,760,000 outstanding                                           27,600
     Paid in capital                                                                         107,390
     Deficit incurred during development stage                                              (128,864)
               Total stockholder's equity                                                      6,126
               Total liabilities and stockholder's equity                             $        7,497



    The accompanying notes are an integral part of these financial statements
                                        3

                       TRADING SOLUTIONS.COM, INCORPORATED
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
               From date of inception to year ended March 31, 2000

                                                                                 Deficit
                                                                                 Accumulated During
                                                                                 Development
                                                                                 Stage
                                                                                 -----
Income                                                      $    1,920           $     1,920
Expenses
      Accounting fees                                            6,000                 6,000
      Advertising                                                4,580                 4,580
      Bank charges                                                 104                   104
      Compensation expense                                      34,000                34,000
      Consulting fees                                           41,107                41,107
      Depreciation                                                 176                   176
      Education                                                  1,995                 1,995
      Management fees                                            5,000                 5,000
      Miscellaneous                                              7,884                 7,884
      Office supplies                                            4,534                 4,534
      Postage                                                       89                    89
      Promotions                                                   514                   514
      Taxes and licenses                                         1,765                 1,765
      Legal fees                                                12,606                12,606
      Organizational costs                                         896                   896
      Rent                                                       3,166                 3,166
      Telephone                                                  2,602                 2,602
      Travel                                                     3,752                 3,752
           Total expenses                                      130,770               130,770
                Loss from operations                          (128,850)             (128,850)
Other (expenses)
      Interest                                                     (14)                  (14)
           Total other expenses                                    (14)                  (14)
Net Loss                                                      (128,864)             (128,864)
Loss per common
      share                                                 $    (0.05)          $     (0.05)

    The accompanying notes are an integral part of these financial statements
                                        4

                       TRADING SOLUTIONS.COM, INCORPORATED
                          (A Development Stage Company)
                            STATEMENT OF OPERATIONS
               From date of inception to year ended March 31, 2000

Weighted average of                                     2,587,302               2,587,302
 shares outstanding


   The accompanying notes are an integral part of these financial statements
                                        4

                       TRADING SOLUTIONS.COM, INCORPORATED
                          (A Development Stage Company)
                     STATEMENT OF CASH FLOWS-INDIRECT METHOD
                From date of inception to year end March 31, 2000

                                                                                                    Deficit
                                                                                                    Accumulated
                                                                                                    During
                                                                                                    Development
                                                                                                    Stage
                                                                                                    -----
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                                            $                            (128,864)$ (128,864)
Adjustment to reconcile net income to net cash
      provided by operating activities
      Depreciation                                                                        176                   176
      Compensation expense                                                             34,000                34,000
      Increase in other receivables                                                     (176)                 (176)
      Increase in accounts payable                                                      1,371                 1,371
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            (93,493)              (93,493)
INVESTING ACTIVITIES
      Purchase of furniture and equipment                                               2,806                 2,806
NET CASH USED IN INVESTING ACTIVITIES                                                   2,806                 2,806
FINANCING ACTIVITIES
      Sale of common stock                                                            100,990               100,990
      Short term borrowing                                                              3,000                 3,000
      Payment of short term borrowing                                                 (3,000)               (3,000)
NET CASH REALIZED FROM FINANCING ACTIVITIES                                           100,990               100,990
INCREASE IN CASH AND CASH EQUIVALENTS                                                   4,691                 4,691
Cash and cash equivalents at the beginning of the year                                      0                     0
CASH AND CASH EQUIVALENTS                                                      $        4,691               $ 4,691
      Supplemental disclosure of financiang activities
           Interest paid during the period from date of
           inception to March 31, 2000                                         $           14                  $ 14


    The accompanying notes are an integral part of these financial statements
                                        6

                       TRADING SOLUTIONS.COM, INCORPORATED
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDER'S EQUITY
                From date of inception to year end March 31, 2000


                                                                                     Deficit
                                                                                   Accumulated
                                                                   Paid              During
                                 Common Stock                       in             Development
                              Shares              Amount        Capital              Stage                       Total
                              ------              ------        -------              -----                       -----
Founders stock                2,495,000           24,950          (22,455)                                         2,495
Options                          85,000              850           41,645                                         42,495
May 18, 1999                     14,000              140            6,860                                          7,000
May 21, 1999                      2,000               20              980                                          1,000
May 24, 1999                      3,000               30            1,470                                          1,500
May 27, 1999                      2,000               20              980                                          1,000
June 2, 1999                     10,000              100            4,900                                          5,000
June 3, 1999                      2,000               20              980                                          1,000
June 4, 1999                      4,000               40            1,960                                          2,000
June 7, 1999                      2,000               20              980                                          1,000
June 13, 1999                     2,000               20              980                                          1,000
June 16, 1999                     3,000               30            1,470                                          1,500
June 17, 1999                    10,000              100            4,900                                          5,000
June 22, 1999                     2,000               20              980                                          1,000
June 25, 1999                     1,000               10              490                                            500
June 27, 1999                     6,000               60            2,940                                          3,000
June 29, 1999                    12,000              120            5,880                                          6,000
June 30, 1999                     2,000               20              980                                          1,000
July 1, 1999                     15,000              150            7,350                                          7,500
July 2, 1999                     14,000              140            6,860                                          7,000
July 5, 1999                      3,000               30            1,470                                          1,500
July 8, 1999                      6,000               60            2,940                                          3,000
July 12, 1999                     2,000               20              980                                          1,000
July 14, 1999                     3,000               30            1,470                                          1,500
November 23, 1999                 2,000               20              980                                          1,000
November 29, 1999                 2,000               20              980                                          1,000
December 3, 1999                 20,000              200            9,800                                         10,000
December 9, 1999                  2,000               20              980                                          1,000
December 13, 1999                10,000              100            4,900                                          5,000
December 20, 1999                20,000              200            9,800                                         10,000
December 21, 1999                 4,000               40            1,960                                          2,000
Net loss per period                                                                  (128,864)                  (128,864)
Total                         2,760,000         $ 27,600        $ 107,390            (128,864)                  $  6,126


    The accompanying notes are an integral part of these financial statements
                                        5

                       Trading Solutions,Com, Incorporated
                          Notes to Financial Statements
                                March 31, 2000

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Nature of the business - Trading Solutions.Com, Inc (the "Company) is designed to provide education for people interested in on line investing. The Company also intends to establish a corporate trading account and manage money. The Company further intends to establish or acquire an ecommerce business to link with the trading school.

          Development Stage Company - The Company is a development stage company, as defined in the Financial Accounting Standards Board No. 7. The Company is devoting substantially all of its present efforts in securing and establishing a new business, and although planned operations have commenced, an immaterial amount of revenue has been realized.

          Pervasiveness of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

          Cash and cash equivalents - For financial statement presentation purposes, the Company considers all short term investments with a maturity date of three months or less to be cash equivalents.

          Property and equipment - Property and equipment are recorded at cost. Maintenance and repairs are expensed as incurred; major renewals and betterments are capitalized. When items of property or equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

          Depreciation is provided using the straight-line method, over the useful lives of the assets.

          Income taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and the tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are

                       Trading Solutions.Com, Incorporated
                          Notes to Financial Statements
                                 March 31, 2000

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)

     Income taxes (con't)

     recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income.

     Stock options -Stock that is issued for services rendered are recorded at the fair value of the stock in the year that the stock is given and recorded as an expense in the same year.

NOTE 2: BACKGROUND

     The Company was incorporated under the laws of the State of Nevada on May 14,1999. The principal activities of the Company, from the beginning of the development stage, have been organizational matters and the sale of stock.

NOTE 3: EQUIPMENT AND FURNITURE

     The following is a summary of fixed asset classifications, accumulated depreciation and depreciable lives for the Company at December 31, 1999.

                                        Useful life
                                        Years                   Amount
                                        -----                   ------
Computer equipment                       5                      $ 2,206
Office furniture                        10                          600
Total                                                             2,806
Accumulated depreciation                                            132
Net equipment and furniture                                       2,674


     Depreciation expense for the period from date of inception to December 31, 1999 was $ 132.

NOTE 4: COMMON STOCK

     Founders stock - At incorporation the Company issued stock to the founders of the corporation. These shares totaled 2,495,000 shares and were issued for consideration of $.001 per share. Proceeds from these sales were $2,495.

                       Trading Solutions.Com, Incorporated
                          Notes to Financial Statements
                                 March 31, 2000

NOTE 4: COMMON STOCK (con't)

     Stock options - At the organizational meeting of the board of directors it was voted on to issue stock options of the Company's common stock to certain officers of the corporation, a key employee of a non affiliated company and the non affiliated company. These options are to be exercised at $.10 a share and have an expiration date of December 31, 2002. These options are callable at $.02 per share by the Company with a 30 day notice. A total of 85,000 shares were voted on for the options of which 85,000 shares of the options were exercised at September 30, 1999. Total proceeds from these sales were $8,500. The fair market value at the date the options were granted was $.50 a share. Therefore, the Company has recognized $ 34,000 in compensation expense for the period.

     Public stock offering - During the period ended December 31, 1999 the Company sold solely to accredited and/or sophisticated investors its common stock. Each share had a par value of $.O1 a share and was offered to the investors at $.50 a share. The stock was sold during various times during the period from date of inception to December 31, 1999 to 37 different investors buying a total of 182,000 shares of common stock. Total proceeds, from the offering, as of the period ended December 31, 1999 were $91,000.

NOTE 5: INCOME TAXES

     The benefit for income taxes from operations consisted of the following components: current tax benefit of $18,150 resulting from a net loss before income taxes, and a deferred tax expense of $18,150 resulting from a valuation allowance recorded against the deferred tax asset resulting from net operating losses. Net operating loss carryforward will expire in 2014.

     The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction would result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer required.

NOTE 6: RELATED PARTY TRANSACTIONS

The Company entered into an agreement with one of its shareholders to provide assistance to the Company in the formation of its corporate structure and to use their contacts in assisting with the development of a public market for the Company's common stock. The agreement calls for the shareholder to be paid a total of $22,000 of which $5,000 was paid for

                       Trading Solutions.Com, Incorporated
                          Notes to Financial Statements
                                 March 31, 2000

NOTE 6: RELATED PARTY TRANSACTIONS (con't)

     the period ended December 31, 1999. The Company is to further provide support services such as office space and telephone services for which the Company will be billed separately. Total cash paid for these additional services as of December 31, 1999 was $1,615.

     The Company also entered into an agreement with another shareholder to provide consulting services to the Company. This agreement totals $30,000 of which $11,300 was paid as of December 31, 1999.

     There is an agreement with one of the founders to provide support services to the Company. This agreement has a maximum of $8,000. The total amount paid as of December 31, 1999 was $8,000.

NOTE 7: GOING CONCERN

     From the date of inception to December 31, 1999, the Company has yet to commence receiving a material amount of revenue and has net losses from operating activities which raise substantial doubt about its ability to continue as a going concern.

     Management will work to establish a local market niche for each one of its trading schools by advertising in local newspapers and radio. This is intended to create public awareness of the Company's name and its services.

     Management also intends to affiliate with professional traders to teach online classes and seminars in real-time broadcasting. The Company also intends to continually invest in its web site infrastructure as needed for upgrades, incorporation of new features and keeping up with the changing internet technology. The Company will establish an on line store that will offer literature such as books, newspapers and newsletters that will target online investors.

     In order to attract and retain quality instructors the Company plans to grant each participating instructor the opportunity to be promoted on an exclusive basis by the Company's web site.

     The Company's ability to continue as a going concern is dependent upon a successful public offering and ultimately achieving profitable operations.

                       Trading Solutions.Com, Incorporated
                          Notes to Financial Statements
                                 March 31, 2000

NOTE 7: GOING CONCERN (con't)

     There is no assurance that the Company will be successful in its efforts to raise additional proceeds or achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 8: MATERIAL ADJUSTMENTS

     Management represents that all material adjustments have been made to the financial statements.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

ITEM 9. Directors and Executive Officers of the Registrant.

     The following information sets forth the names of the officers and directors of the Company, their present positions with the Company and biographical information.

Natalie Shahvaran (Age 23). President, Chief Executive Officer, Chief Operating Officer, Director. Ms. Shahvaran graduated from Heald Business College with honors and received her Associate's Degree in Computer Business Administration in 1999. Ms. Shahvaran worked as a computer consultant for Monterey Ventures, Inc. from 1998 to 1999. Monterey Ventures is a venture capital and financing company for small companies. Ms. Shahvaran was employed by Heald College as a college algebra/business math tutor from January 1997 to December 1998.

Michael A. Strahl (Age 40). Secretary, Director. Mr. Strahl graduated from Western State College and received his BA in Business Administration/Finance in 19__. He was the Vice President and Director of Themiis Corporation, a merchant bank specializing in environmental management from June 1997 to July 1999. He was Vice President and Chief Operating Officer of Environmental

Enzymes, Inc., an enzyme manufacturing company from February 1999 to July 1999. He is currently on the board of directors of Internet Finance.com, Inc. and Monterey Technologies, Inc. Michael A. Strahl has also been a part owner and board member since March 1994 of the Environmental Business Network, Inc., an environmental solutions oriented company. He was President of Environmental and Energy Group, Inc. (EEG), consultant to the oil and gas industry from April 1992 to August 1993. Before joining the environmental industry, he was a NASD Principal with Corporate Securities Group from April 1998 to January 1999 and was a branch manager for Oxford Financials from February 1990 to May 1990.

Susan Turner (Age 44). Chief Financial Officer, Treasurer, Director. Ms. Turner attended the University of Michigan School of Business Administration and received her BA in Business Administration in April 1975. She graduated with a major in Accounting. Ms. Turner passed the CPA exam in November 1975 and obtained a Michigan CPA license April 1978, a Georgia license September 1980 and a California license December 1985. Ms. Turner is currently a Certified Public Accountant. Ms. Turner started her professional career over 20 years ago with Peat, Marwick, Mitchell, a national CPA firm from September 1975 to April 1977. She was also audit manager for the Commercial Loan Department of General Electric Credit Corporation in Palo Alto, California from November 1978 to July 1981. Ms. Turner previously managed the tax department of McGilloweay & Elstob in California from December 1984 to September 1987, and has been the proprietor of her own CPA firm since 1987. Ms. Turner handles the Company's financial matters, including financial statement preparation, tax returns, budgeting and forecasting.


ITEM 10. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of March 31, 2000, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and by the officers and directors as a group.

                           Name and address                            Amount of                          Percent
Title of class             of beneficial owner                         beneficial ownership               of class
--------------             -------------------                         --------------------               --------
Common Stock               Natalie Shahvaran                           1,250,000                          44%
                           P.O. Box 22851
                           Carmel, CA 93922

Common Stock               Internet Finance.com, Inc.                  1,210,000                          43%
                           200 Camino Aguajito, #200
                           Monterey, CA 93940

Common Stock               Monterey Ventures, Inc.                        50,000                          1.8%
                           200 Camino Aguajito, #200
                           Monterey, CA 93940

Common Stock               Michael A. Strahl                              20,000                          0.7%
                           814 Bel Air Way
                           Salinas, CA 93901

Common Stock               Susan F. Turner                                20,000                          0.7%
                           P.O. Box 3687
                           Carmel, CA 93921

Common Stock               Directors and Officers                      1,290,000                          45%
                           As a group (3 persons)


* Robert Strahl, father of Michael Strahl, officer and director of the Company is the beneficial owner of the shares of common stock issued to Internet Finance.com, Inc.

ITEM 11. Certain Relationships and Related Transactions.

         None.

                                     PART IV

ITEM 12. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         There are no exhibits or reports on Form 8-K to be filed.


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     TRADING SOLUTIONS.COM, INC.


Date: 7/14/00                                       By: /s/ Natalie Shahvaran
-------------                                       -------------------------
                                                    Natalie Shahvaran, President