Form 10QSB
period 2000-06-30
TRADING SOLUTIONS COM INC
filed 2000-08-18
CIK 1092662

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


X QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended June 30, 2000

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from March 31, 2000 to June 30, 2000.

Commission file number -001-14889

                           TRADING SOLUTIONS.COM, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)


            Nevada                                          88-0425691
            ------                                          ----------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

200 Camino Aguajito, #200   Monterey, California                   93940
-------------------------   --------------------                   -----
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:           (831) 375-6229

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. __X__Yes No


The number of shares of the Registrant's Common Stock, $.001 par value, as of June 30, 2000 was 2,795,000 outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

HAWKINS ACCOUTNING
CERTIFIED PUBLIC ACCOUNTANT                   341 MAIN STREET SALINAS, CA  93901
                                               (831) 759-2480 FAX (831) 759-2482

To the Board of Directors
Trading Solutions.Com, Incorporated
Monterey, California

I have reviewed the accompanying balance sheet of Trading Solutions.Com, Inc (A Development Stage Company) as of June 30, 2000 and the related statement of income and Shareholders' Equity and the statement of cash flows for the three months endfed, in accordance with Statements on Standards for Accounting and Review Services issued by theAmerican Institute of Certified Public Accountants. All information included in these fiancial statements is the representaiton of the management of Trading Solution.Com, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such as opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with the generally accepted accounting principles.

The financial statements for the period ending June 30, 1999 were audited by me, and I expressed an unqualified opinion except as referred to in note 8 in which I raised the going concern principle.

/s/ Hawkins Accounting
----------------------
August 11, 2000

                       TRADING SOLUTIONS,COM, INCORPORATED
                          (A Development Stage Company)
                                  BALANCE SHEET
                             June 30, 2000 and 1999
                             See accountant's report

                                                                            2000             1999
                                                                            ----             ----
ASSETS

Current assets
        Cash in bank                                                        $       27,893   $         17, 381
        Other receivable                                                             1,095
        Prepaid rent                                                                                       677
          Total current assets                                                      29,588              18,058
Furniture and cquiptnent
        Equipment                                                                    2,206               2,206
        Furniture                                                                                          600    600
                                                                                     2,806               2,806
        Accumulated depreciation                                                      (326)                (44)
                                                                                     2,480               2,762
               Total assets                                                 $       32,068   $          20,820

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
        Accounts payable                                                             7,371   $          5,770
        State corporate tax liability                                                    0                800
           Total current liabilities                                                 7,371              6,570

                 Total liabilities                                                   7,371              6,570

Stockholders' equity
        Common stock, 20,000,000 shares authorized at
             a par value of.01. 2,795,000 outstanding                               27,950             26,270
        Paid in capital                                                            142,040             54,270
        Deficit incurred durinb development stage                                 (145,293)           (66,290)
               Total stockholder's ctluity                                          24,697             14,250

               Total liabilities and stockholder's equity                   $       32,068   $         20,820


                       TRADING SOLUTIONS.COM, INCORPORATED
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                  For the three months ended June 30, 2000 and
                    from date of inception to June 30, 1999
                         See accountant's report Deficit

                                                                                                Accumulated
                                                                                                During
                                                           Three months ended                   Development
                                                        2000               1999                 Stage
                                                        ----               ----                 -----
Income                                                  $       3,180      $          0         $         5,100
Expenses
      Advertising,                                              5,605                 0                  10,185
      Accounting fccs                                           7,000             3,000                  13,000
      Bank charges                                                 90                60                     194
      Compensation expense                                                       34,000                  34,000
      C011sulLing foes                                            900             9,150                  42,007
      Depreciation                                                150                44                     326
      Education                                                                                           1,995
      Management fees                                                             5,000                   5,000
      Miscellaneous                                                25               554                   7,909
      Office supplies                                             337               833                   4,871
      Postage                                                     194                66                     283
      Taxes and licenses                                          180                                     1,945
      Promotions                                                                    271                     514
      Legal Ices                                                  643            10,100                  13,249
      Organiational costs                                                           896                     896
      Rent                                                        900               600                   4,066
      Telephone                                                   921               268                   3,523
      Travel                                                    2,664               634                   6,416
           Total expenses                                      19,609            65,476                 150,379
           Loss from operations prior to
               other expenses and taxes                       (16,429)          (65,476)               (145,279)
Other (expenses)
      Interest                                                      0               (14)                    (14)
           Net loss                                     $     (16,429)     $    (65,490)        $      (145,293)
Loss per common
      share                                             $      ($0.01)     $      (0.02)        $        ($0.02)
Weighted average of
      shares outstanding                                    2,771,667         2,587,302               2,587,302



    The accompanying notes are an integral part of these financial statements

                       TRADING SOLUTIONS.COM, INCORPORATED
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDER'S EQUITY
                                  June 30, 2000
                         See accountant's report Deficit


                                                                                Accutnulated
                                                                Paid            During
                                      Common Stock              In              Development
                                Shares          Amount          Capital         Stage           Total
                                ------          ------          -------         -----           -----
Founders stock                  2,760,000       $     27,600    $    107,390    $   (128,864)   $        6,126
June 26, 2000                      35,000                350          34,650                            35,000
Net loss                                                                             (16,429)          (16,429)
Total                           2,795,000       $     27,950    $    142,040    $   (145,293)   $       24,697


    The accompanying notes are an integral part of these financial statements

                       TRADING SOLUTIONS.COM, INCORPORATED
                          (A Development Stage Company)
                     STATEMENT OF CASH FLOWS-INDIRECT METHOD
                  For the three months ended June 30, 2000 and
                    from date of inception to June 30, 1999
                         See accountant's report

                                                                                                        Deficit
                                                                                                        Accumulated During
                                                                   Three months ended                   Development
                                                                2000               1999                 Stage
                                                                ----               ----                 -----
CASH FLOWS FROM OPERATING
      ACTIVITIES:
Net income                                                      $    (16,429)      $    (66,290)        $    (145,293)
Adjustment toy reconcile net income
      to net provided by operating activities
      Depreciation                                                       150                 44                   326
      Compensation expense                                                               34,000                34,000
      Increase in prepaid react                                                            (678)
      Increase in other receivables                                   (1,519)                                  (1,695)
      Increase in accounts payable                                     6,000              5,770                 7,371
      Increase in taxes payable                                                             800                     0
NET CASH PROVIDED BY
      OPERATING ACTIVITIES                                           (11,798)           (26,354)             (105,291)
INVESTING ACTVITIES
      Purcbase of furniture and equipment                                                 2,806                 2,806
NFT CASH USED IN
      INVESTING ACTIVITIES                                                 0              2,806                 2,806
FINANCINCG ACTIVTTIES
      Sale of common stock                                            35,000             46,540               135,990
      Short torn borrowing                                                                3,000                 3,000
      Payment, of sbort tern borrowing                                                   (3,000)               (3,000)
NET CASH REALIZED FROM
      FINANCING ACTIVITIES                                            35,000             46,540               135,990
INCREASE IN CASH AND
      CASH EQUIVALENTS                                                23,202             17,380                27,893
Cash and cash equivalents at the beginning
      of the year                                                      4,691                  0                     0
CASH AND CASH EQUIVALENTS                                       $     27,893             17,380         $      27,893

Supplemental disclosure of financing activities;
Interest paid during the period from date of
inception to June 30, 1999                                                          $        14         $          14


    The accompanying notes are an integral part of these financial statements

                       Trading Solutions.Com, Incorporated
                          Notes to financial Statements
                             June 30, 2000 and 1999

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of the business - Trading, Solutions.Com, Inc (the "Company) is designed to provide education for people interested in on line investing'. The Company also intends to establish a corporate trading account and manage money. The Company further intends to establish or acquire an ecommerce business to link with the trading school.

     Development State Company - The Company is a devclopnnent stage company, as defined in the Financial Accounting Standards Board No. 7. The Company is devoting substantially all of its present efforts in securing and establishing a new business, and although planned operations have commenced, an immaterial amount of revenue has been realized.

     Pervasiveness of estimates - The preparation of .financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of continent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Cash and cash equivalents - For financial statement presentation purposes, the Company considers all short term investments with a maturity date of three months ox less to be cash equivalents.

     Property and equipment - Property and equipment are; recorded at cost. Maintenance and repairs are expensed as incurred; major renewals and betterments are capitalized. When items of property or equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

     Depreciation is provided using the straight-line method, over the useful lives oCthe assets.

     Income taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the; recorded book basis and the tax basis of assets and liabilities for
     financial  anal  income  tax   reporting.   The  deferred  tax  assets  and
     liabilities rci)rescnt the fixture tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are

                       Trading Solutions.Com, Incorporated
                          Notes to Financial Statements
                             June 30, 2000 and 1999

NOTE 1:  SUMMARY OF  SIGNIFICANT  ACCOUNTING  POLICIES  (con't)

     Income Taxes (con't)

     recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income.

     Stock options-Stock that is issued for services rendered are recorded at the fair value of the stock in the year that the stock is given and recorded as an expense in the same year.

NOTE 2: BACKGROUND

     The Company was incorporated under the laws of the State of Nevada on May 14,1999.The principal activities of the Company, from the beginning of fe development stage, have been organizational matters acid the sale of stock.

NOTE 3 : EQUIPMENT AND FURNITURE

     The following is a summary of fixed asset classifications, accumulated depreciation and depreciable lives for the Company at June 30, 2000.

                                                Useful life
                                                Years                   Amount
                                                -----                   ------
Computer equipment                                   5                  $   2,206
Office furniture                                    10                        600
Total                                                                       2,806
Accumulated depreciation                                                     (326)
Net equipment and furniture                                             $   2,480



     Depreciation expense for the three months ended June 30, 2000 was $150 and 1999 the expense was $44.

NOTE 4: COMMON STOCK

     Founders stock - At incorporation the Company issued stock to the founders of the corporation. These shares totaled 2,495,000 shares and were issued liar consideration of $.001 per share. Procecds from these sales were $2,495.

                       Trading Solutions.Com, Incorporated
                          Notes to Financial Statements
                             June 30, 2000 and 1999

NOTE 4: COMMON STOCK (con't)

     Stock options- At the  organizational  meeting of the board of directors it was voted on to issue stock options of the Company's conumon stock to certain officers of the corporation, a key employee of a non affiliated company and the non affiliated company. These options arc to be exercised at $.10 a share and have an expiration date of December 31, 2002. These options are callable at $.02 per share by the Company with a 30 day notice. A total of 85,000 shares were voted on for the options of which 60,000 shares of the options were exercised at June 30, 1999. Total proceeds from these sales were $5,500. The fair market value at the date the options were granted was $.50 a share. Therefore, the; Company has recognized $ 34,000 in compensation expense for the period.

     Public stock offering- During the period ended June 30, 1999 the Company sold solely to accredited and/or sopWsticated investors its common stock. Each share .bad a par value of $.01. a share and was offered to the investors at $.50 a share. The stock was sold during various times during the period from date of inception to June 30, 1999 to 22 different investors buying a total of 77,000 shares of common stock. Total proceeds, from the offering, as of the period ended .rune 30, 1999 were $38,500.

     Initial Public Offering - During the three-month period ended June 30, 20()0, the Company initiated a public stock offering of three hundred thousand of its common shares. As of June 30, 2000 $35,000.00 had been raised.

NOTE 5: INCOME TAXES

     The benefit for income taxes from operations consisted of the following components: current tax benefit of $21,794 resulting from a net loss before incorrie taxes, and a deferred tax expense of $21,794 resulting from a valuation allowance recorded against the deferred tax asset resulting from net operating losses. Net operating loss carryforward will expire in 2014.

     The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will he realised. At that time, the allowance will either be increased car reduced; reduction would result. in the complete elimination of- the allowance if positive evidence indicates that the value of the de;Ccrrcd tax asset is no longer required.

                       Trading Solutions.Com, Incorporated
                          Notes to Financial Statements
                             June 30, 2000 and 1999

NOTE 6: RELATED PARTY TRANSACTIONS

     The Company entered into an agreement with one of its shareholders to provide assistance to the Company in the fon-nation of its corporate structure and to use their contacts in assisting with the development of a. public market for the Company's common stock. The agreement calls for the shareholder to be paid a total of $22,000 of which $5,000 was paid for the period ended June 30, 1999. 'The Company is to further provide support services such as office space and telephone services for which the Company will be billed separately. Total cash paid for these additional services as of June 30, 1999 was $1,465. There were no amounts paid to this shareholder for the period ended June 30, 2000.

     The Company also entered into an agreement with another shareholder to provide consulting services to the Company. This agreement totals $30,000 of which $6,000 was paid as of June 30, 1999. No consulting fees fox the period ending June 30, 2000 were paid.

     There is an agreement with one of the founders to provide support services to the Company. This agreement has a maximum of $10,000. The total amount paid, as of June 30, 1999 was $3,050. At June 30, 2000 a total of $900 was paid.

NOTE 7: MATERIAL ADJUSTMENTS

     Management has made all material adjustments to the financial statements to be conformity with generally accepted accounting principles.

NOTE 8: GOING CONCERN

     From the date of inception the Company has yet to commence receiving a material amount of revenue and has net losses from operating activities which raise substantial doubt about its ability to continue as a going concern.

     Management will work to establish a local market niche for each one of its trading schools by advertising in local newspapers and radio. This is intended to create public awareness of the Company'; name arid its .services.

     Management also intends to affiliate with professional traders to tcach online classes and seminars in real-time broadcasting. The Compaai.y also intends to continually invest in its web site infrastructure; as needed for

                       Trading Solutions.Com, Incorporated
                          Notes to Financial Statements
                             June 30, 2000 and 1999

NOTE 8: GOING CONCERN (con't)

     upgrades, incorporation of new features and keeping up with the changing internet technology. The Company will establish an on line store that will offer literature such as books, newspapers arid newsletters that will target online investors.

     In order to attract and retain quality instructors the Company plans to grant each participating instructor the opportunity to be promoted on an exclusive basis by the Company's web site.

     The Company's ability to continue as a going concem is dependent upon. a successful public offering and ultimately achieving profitable operations.


     There is no assurance that the Company will be successful in its efforts to raise additional proceeds or achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     During the first quarter, net sales for the first three months that ended June 30, 2000 were $3,180, which represents an increase of 100% from the corresponding period of the prior year.

     The company is in the process of introducing its services to the local community at its first location in Monterey, CA.

     The company will continue providing its services through its trading school, and will begin the process of developing its web based operations when funding is available.

     Loss from operations prior to other expenses and taxes for the first quarter amounted to $16,429, compared to $65,476 for the corresponding period in 1999. The increase in the gross margin from the corresponding period of the prior year is principally attributable to the company's marketing efforts.

     Advertisement, general and administrative expenses were $19,609 for the first quarter, compared to $65,476 for the corresponding period in 1999. These expenses increased due to the company rapid development.

     The company is in the process of completing an SB-2 filing with the SEC, proposing to sell 300,000 shares of common stock at $1.00. The Form SB-2 was deemed effective on April 14, 2000. As of June 30, 2000, 35,000 shares have been sold and $35,000 received. The sale of these securities will provide a working capital to expand the Company's business and pay legal and accounting fees as follows:


Legal and Accounting                                          $   20,000
Web Site Development                                          $   30,000
Advertising                                                   $   80,000
Open and Maintain Schools (two to three)                      $  100,000*
Online store development or acquisition                       $   50,000
Working Capital                                               $   20,000
Total                                                         $  300,000


*This will include salaries paid to officers. This estimate is for three schools.

     Any funds not used for the purposes indicated will be used for general working capital. If less than the entire offering is received, funds will be applied according to the priorities outlined above. For example, if $75,000 is received, $20,000 will be used to pay legal and accounting fees, $30,000 will be used to develop and maintain the website and the remaining $25,000 will be spent on advertising when the website becomes operational. The Company plans on meeting its obligations from future revenue and from the proceeds of the offering. If no proceeds are received, the Company will not incur any additional legal and accounting expenses. There is no research and development underway or planned at this time.

     There were no changes in the mix of sources between equity, debt and off-balance sheet financing arrangements.

     The company is in the process of adding new services, locations, and product lines and revamping its marketing efforts. The company would also consider a joint venture with another company on co-brand with other companies.

     The company anticipates that its marketing and operating costs will increase because of changes to its marketing and business development. There have been no material increases in net sales or revenue.

     The company has been a development stage company for the past year and therefore has not felt the effect of inflation. The Company provides services and fells inflationary pressure is minimal.

Item 3. Liquidity and Capital Resources.

     As of June 30, 2000, the company had a cash equivalence of $29,588. The capital resource available would come from the company's proposed sale of securities.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     There has been no legal proceedings during the period ended June 30, 2000.


Item 2. Changes in Securities.

     On August 26, 1999, the Company filed a registration statement on Form SB-2 to register for sale 300,000 shars of common stock for $1.00 per share. The registration was effective April 14, 2000. As of June 30, 2000, 35,000 shares have been sold and $35,000 in proceeds have been received. The funds have been used to cover the Company's legal and accounting expenses, as well as on its website development.

Item 3. Defaults Upon Senior Securities.

     There has been no material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days. There has been no other material delinquency that has occurred within 30 days.


Item 4. Submission of Matters to a Vote of Security Holders.

     No matter has been submitted to a vote of shareholders.


Item 5. Other Information.

     Reporting Persons, as that term is defined in the Securities Exchange Act of 1934 have not filed the appropriate forms with the commission.


Item 6. Exhibits and Reports on Form 8-K

     There are no exhibits attached and no Form 8K notices have been filed for the quarter ending June 30, 2000.


                                 Signature Page

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     TRADING SOLUTIONS.COM, INC.



                                                           /S/ Natalie Shahvaran
                                                           ---------------------
                                                               Natalie Shahvaran
                                                                       President

Dated:  August 18, 2000