Form 10QSB
period 2000-09-30
TRADING SOLUTIONS COM INC
filed 2000-11-14
CIK 1092662

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


X QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For quarterly period ended September 30, 2000

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number -001-14889


                           TRADING SOLUTIONS.COM, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)


            Nevada                                          880425691
            ------                                          ---------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

200 Camino Aguajito, #200  Monterey, California                       93940
-------------------------  --------------------                       -----
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:              (831) 375-6229


Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.

__X__Yes No


The number of shares of the Registrant's Common Stock, $.001 par value, as of September 30, 2000 was 2,861,000 outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


HAWKINS ACCOUNTING
Certified Public Accountant                   341 Main Street Salinas, CA  93901
                                               (831) 759-2480 FAX (831) 759-2482

To the Board of Directors
Trading Solutions.com, Incorporation
Monterey, California

I have reviewed the accompanying blaance sheet of Thrading Solutions.com, Inc. as of September 30, 2000 and 1999 and the related statement of income and Shareholders' Equity and the statement of cash flows for hte six months then ended September 30, 2000 and from the date of inception to September 30, 1999, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Trading Solutions.com, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such as opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

/s/ Hawkins Accounting
----------------------

November 2, 2000

                       TRADING SOLUTIONS.COM, INCORPORATED
                                  BALANCE SHEET
                           September 30, 2000 and 1999
                            (See Accountant'a Report)

                                                                                2000              1999
                                                                                ----              ----
     ASSETS
     Current assets
         Cash in bank                                                           $       55,173    $   5,914
         Other receivable                                                                1,695
         Prepaid rent                                                                      900           78
              Total current assets                                                      57,768        5,992
     Furniture and equipment
         Equipment                                                                       2,606        2,206
         Furniture                                                                         916          600
                                                                                         3,522        2,806
         Accumulated depreciation                                                         (526)         (88)
                                                                                         2,996        2,718
                   Total assets                                                 $       60,764    $   8,710
     LIABILITIES AND STOCKHOLDER'S EQUITY
     Current liabilities
         Accounts payable                                                       $        1,371    $   2,500
         State corporate tax liability                                                                  800
              Total current liabilities                                                  1,371        3,300
                   Total liabilities                                                     1,371        3,300
     Stockholders' equity
         Common stock, 20,000,000 shares authorized at
              a par value of .01. 2,859,000 outstanding,                                28,590       27,000
         Paid in capital                                                               205,400       77,990
         Retained earnings                                                            (174,597)     (99,580)
                   Total stockholder's equity                                           59,393        5,410
                   Total liabilities and stockholder's equity                   $       60,764    $   8,710


    The accompanying notes are an integral part of these financial statements

                       TRADING SOLUTIONS.COM, INCORPORATED
                             STATEMENT OF OPERATIONS
                 For the six months ended September 30, 2000 and
                  from date of inception to September 30, 1999
                            (See Accountant's Report)

                                                                                  2000               1999
                                                                                  ----               ----
     Income                                                                       $       8,288      $       1,510
     Expenses
         Advertising                                                                      6,326              3,115
         Accounting fees                                                                  9,080              3,000
         Bank charges                                                                       120                 80
         Consulting fees                                                                 21,000             30,704
         Compensation expense                                                                               34,000
         Depreciation                                                                       350                 88
         Education                                                                                           1,000
         Management-fees                                                                                     5,000
         Miscellaneous                                                                                         554
         Office supplies                                                                  1,318              3,618
         Postage                                                                            475                 66
         Promotions                                                                                            514
         License and taxes                                                                  180              1,765
         Legal fees                                                                       6,067             11,418
         Organizational costs                                                                                  896
         Rent                                                                             1,800              1,200
         Telephone                                                                        1,485                899
         Travel                                                                           5,820              2,359
                   Total expenses                                                        54,021            100,276
                   Loss from operations                                                 (45,733)           (98,766)
     Other (expenses)
         Interest                                                                                              (14)
                   Loss prior to income taxes                                                 0                (14)
     Income taxes
         State corporate tax                                                                                   800
                   Net loss                                                       $     (45,733)   $       (99,580)
     Loss per common
         share                                                                    $       (0.02)   $         (0.03)       _
     Weighted average of
         shares outstanding                                                       $   2,784,628          2,654,703


    The accompanying notes are an integral part of these financial statements

                       TRADING SOLUTIONS,COM, INCORPORATED
                        STATEMENT OF STOCKHOLDER'S EQUITY
                           September 30, 2000 and 1999
                            (See Accountant's Report)

                                                           1999
                                                           ----

                                                          Paid
                                  Common Stock            in                 Retained
                            Shares            Amount      Capital            Earnings           Total
                            ------            ------      -------            --------           -----
June 30, 1999               2,627,000         $ 26,270    $      54,270         (66,290)        $      14,250
Founders stock                  5,000               50             (45)                                         5
Options                        25,000              250            2,695                                 2,945
July 1, 1999                   15,000              150            7,350                                 7,500
July 2, 1999                   14,000              140            6,860                                 7,000
July 5, 1999                    3,000               30            1,470                                 1,500
July 8, 1999                    6,000               60            2,940                                 3,000
July 12, 1999                   2,000               20              980                                 1,000
July 14, 1999                   3,000               30            1,470                                 1,500
Net loss per period                                                             (33,290)              (33,290)
Total                       2,700,000         $ 27,000    $      77,990      $  (99,580)        $       5,410



                                                            2000
                                                            ----

March 31, 2000              2,760,000         $ 27,600     $    107,390      $ (128,864)        $       6,126
June 26, 2000                  35,000              350           34,650                                35,000
July 18, 2000                  21,000              210           20,790                                21,000
July 19, 2000                   3,000               30            2,970                                 3,000
July 21, 2000                  25,000              250           24,750                                25,000
August 1, 2000                 13,000              130           12,870                                13,000
August 4, 2000                  2,000               20            1,980                                 2,000
Net loss per period                                                             (45,733)              (45,733
                            2,859,000         $ 28,590     $    205,400      $ (174,597)        $      59,393


    The accompanying notes are an Integral part of these flnancial statements

                       TRADING SOLUTIONS.COM, INCORPORATED
                     STATEMENT OF CASH FLOWS-INDIRECT METHOD
                 For the six months ended September 30, 2000 and
                  from date of inception to September 30, 1999
                            (See Accountant's Report)

                                                                                2000            1999
                                                                                ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                      $    (45,733)   $   (99,580)
Adjustment to reconcile net income to net cash
        provided by operating activities
        Depreciation                                                                     350             88
        Compensation expense                                                                         34,000
        Increase in otehr receivable                                                  (1,519)
        Increase in prepaid rent                                                        (900)           (78)
        Increase in accounts payable                                                                  2,500
        Increase in taxes payable                                                                       800
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            (47,802)       (62,270)
INVESTING ACTIVITIES
        Purchase of furniture and equipment                                              716          2,806
NET CASH USED IN INVESTING ACTIVITIES                                                    716          2,806
FINANCING ACTIVITIES
        Sale of common stock                                                          99,000         70,990
        Short term borrowing                                                                          3,000
        Payment of short term borrowing                                                              (3,000)
NET CASH REALIZED FROM FINANCING ACTIVITIES                                           99,000         70,990
INCREASE IN CASH AND CASH EQUIVALENTS                                                 50,482          5,914
Cash and cash equivalents at the beginning of the year                                 4,691              0
CASH AND CASH EQUIVALENTS                                                       $     55,173    $     5,914
        Supplemental disclosure of financing activities
                Interest paid during the period                                                 $        14


   The accompanying notes are an integral part of these financial statements

                       Trading Solutions.Com, Incorporated
                          Notes to Financial Statements
                           September 30, 2000 and 1999

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of the business - Trading Solutions.Com, Tic (the "Company) is designed to provide education for people interested in on line investing. The Company also intends to establish a corporate trading account arid manage money. The Company further intends to establish oar acquire an ecommerce business to link with the trading school.

     Developgaent Stage Company - In the prior fiscal year the Company was a development stage company, as defined in the Financial Accounting Standards Board No. 7. The Company devoted substantially all of its efforts in securing and establishing a new business. During tire ;first six months of the current fiscal year, the Company commenced operations.

     Persuasiveness of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Cash and casks equivalents - For financial statement presentation purposes, the Company considers all short term investments with a maturity date of three months or less to be cash equivalents.

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

     Income taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to diferences between the recorded book basis and the tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are

                       Trading Solutions.Com, Incorporated
                          Notes to Financial Statements
                           September 30, 2000 and 1999

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con's)

     Income taxes (con't)

     recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income.

     Stock options -Stock that is issued for services rendered are recorded at the fair value of the stock in the year that the stock is given and recorded as an expense xn the same year.

NOTE 2: BACKGROUND

     The Company was incorporated under the laws of the State of Nevada on May 14,1999. The principal activities of the Company, froze the beginning of the development stage, have been orgax&ational matters and the sale of stock.

NOTE 3: EQUIPMENT AND FURNITURE

     The following is a summary of ;fixed asset classifications, accumulated depreciation and depreciable lives for the Company at September 30, 2000 and 1999.

                                Useful life
                                Years                   2000            1999
                                -----                   ----            ----
Computer equipment              5                       $ 2,606         $ 2,206
Office furniture                10                          916             600
Total                                                     3,522           2,806
Accumulated depreciation                                   (526)            (88)
Net equipment and furniture                             $ 2,996         $ 2,718


     Depreciation expense for the six months ended September 30, 2000 was $350 and 1999 the expense was $88.

NOTE 4: COMMON STOCK

     Founders stock - At incorporation the Company issued stock to the founders of the corporation. These shares totaled 2,495,000 shares and were issued fox consideration of $.001 per share: Proceeds from these sales were $2,495.

                       Trading Solutions.Com, Incorporated
                          Notes to Financial Statements
                          September 30, 2000 arid 1999

NOTE 4: COMMON STOCK (con't)

     Stock options - At the organizational meeting of the board of directors it was voted on to issue stock options of the Company's common stock to certain officers of the corporation, a key employee of a non affliated company and the non affiliated company. These options axe to be exercised at $.10 a share and have an expiration date of December 31, 2002. These options are callable at $.02 per share by the Company with a 30 day notice. A total of 85,000 shares were voted on for the options of which 60,000 shares of the options were exercised Prior to September 30, 1999. Total proceeds from these sales were $5,500. The fair market value at the date the options were granted was $.50 a share. Therefore, the Company has recognized $ 34,000 in compensation expense for the period ended September 30, 1999.

     Public stock offering - During the period ended June 30, 1999 the Company sold solely to accredited and/or sophisticated investors its common stock. Each share had a par value of $.O1 a share and was offered to the investors at $.50 a share. The stock was sold during various times during the period from, date of inception to September 30, 1999 to 30 different investors buying a total of 120,000 shares of common stock. Total proceeds, from the offering, as of the period ended September .30, 2000 were $60,000.

     Initial Public Offering - During the six-month period ended September 30, 2000, the Company initiated a public stock offering of three hundred thousand of its common shares. As of September 30, 2000 $99,000.00 had been raised.

NOTE 5:INCOME TAXES

     The benefit for income taxes from operations consisted of the following components- current tax benefit of $26,250 resulting from a net loss before income taxes, and a deferred tax expense of $26,250 resulting from a valuation allowance recorded against the deferred tax asset resulting from net operating losses. Net operating loss carryforward will expire in 2014.

     The valuation allowance will be evaluated at the end of each year, considering positive arid negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced reduction would result in the complete elimination of the allowance if positive evidence indicates that the value 'of the deferred tax asset is no longer required.

                      Trading Solutions.Com, Incorporated .
                          Notes to Financial Statements
                           September 30, 2000 and 1999

NOTE 6: RELATED PARTY TRANSACTIONS

     The Company entered into an agreement with one of its shareholders to provide assistance to the Company in the formation of its corporate structure and to use their contacts in assisting with the development of a public market for the Company's common stock. The agreement calls for the shareholder to be paid a total of $22,000 of which $2,000 and $5,000 was paid fox the periods ended September 30, 2000 and 1999. The Company is to further provide support services such as office space and telephone services for which the Company will be billed separately. Total cash paid fox these additional services as of September 30, 1999 was $1,465. There were no amounts paid to this shareholder for the period ended September 30, 2000.

     The Company also entered into an agreement with another shareholder to provide consulting services to the Company. Thus agreement totals $30,000 of which $13,000 and $10,300 was paid as of September 30, 2000 and 1999 respectively.

     There is an agreement with one of the founders to provide support services to the Company. This agreement has a maximum of $10,000. The total amount paid, as of September 30, 2000 and 1999 was 3000 and $6,500 respectively.

NOTE 7: MATERIAL ADJUSTMENTS

     Management has made all material adjustments to the financial statements to be conformity with generally accepted accounting principles.

NOTE 8: GOING CONCERN

     From the date of inception the Company has yet to commence receiving a material amount of revenue and has net losses from operating activities which raise substantial doubt about its ability to continue as a going concern. Management will work to establish a local market niche for each one of its ., trading schools by advertising in local newspapers and radio. This is intended to create public awareness of the Company's name and its services. Management also intends to affiliate with professional traders to teach online classes and seminars in real-time broadcasting. The Company also intends to continually invest in its web site infrastructure as needed for

                       Trading Solutious.Com, Incorporated
                          Notes to Financial Statements
                           September 30, 2000 and 1999

NOTE 8: GOING CONCERN (con't)

     upgrades, incorporation of new features and keeping up with the changing internet technology. The Company will establish an on line store that will offer literature such as books, newspapers and newsletters that will target online investors.

     In order to attract and retain quality instructors the Company plans to grant each participating instructor the opportunity to be promoted on an exclusive,basis by the-Company's web site.

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



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Net sales for the second quarter that ended September 30, 2000 were $5,108, which represents an increase of more than 300% from the corresponding period of the prior year. For the six month ended September 30, 2000, the company has experienced a 549% increase in net sales from the corresponding period of the prior year.

     The company is in the process of introducing its services to the local community at its first location in Monterey, CA. The company will continue providing its services through its trading school, and will continue developing its web based operations.

     Loss from operations prior to other expenses and taxes for the six months ended September 30, 2000 was $45,733 compared to $98,766 for the corresponding period in 1999. The decrease from the corresponding period of the prior year is principally attributable to the company's marketing efforts.

     Advertisement, general and administrative expenses were $54,021 for the for the six months ended September 30, 2000, compared to $100,276 for the corresponding period in 1999. These expenses decreased due to the Company getting further along in its development and obtain more recognition.

     The company has completed an offering of stock pursuant to a registration statement filed August 23, 1999, selling 101,000 shares of common stock at $1.00. The sale of these securities will provide a working capital to expand the company's business and pay legal and accounting fees. The offering was closed on August 4, 2000 and the company received $101,000.

     The company is in the process of adding new services, locations, and product lines and revamping its marketing efforts. The company anticipates that its marketing and operating costs will increase due to changes to its marketing and business development. There have been no material increases in net sales or revenue.

     The company has been a development stage company for the past year and has not felt the effect of inflation. Should prices increase the company will have to increase its cost of sales.

Item 3. Liquidity and Capital Resources.

     As of September 30, 2000, the company had a cash equivalence of $55,173. The capital resource available came from the company's IPO offering.


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     As of September 30, 2000, there have been no legal proceedings.

Item 2. Changes in Securities.

     The company has completed a public offering of securities under a registration statement filed August 23, 1999, selling 101,000 shares at $1.00 which has increased the total outstanding shares to 2,861,000. $101,000 was received and the proceeds have been used as follows:


Accounting                              $   9,080
Legal Fees                              $   6,067
Consulting Fees                         $  21,000
Advertising                             $   6,326
General Office and Operating Expenses   $  11,548


Item 3. Defaults Upon Senior Securities.

     There has been no material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days. There has been no other material delinquency that has occurred within 30 days.

Item 4. Submission of Matters to a Vote of Security Holders.

     There was no meeting held in the first quarter of 2000. There will be a board meeting called in July of 2000.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

None.

Signature Page

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     TRADING SOLUTIONS.COM, INC.




                                                           /s/ Natalie Shahvaran
                                                           ---------------------
                                                     NAME:     Natalie Shahvaran
                                                           TITLE:      President
 DATED:  November 14, 2000