Form 10-Q
period 2000-12-31
TRADING SOLUTIONS COM INC
filed 2001-02-13
CIK 1092662

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


X QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For quarterly period ended December 31, 2000

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission file number -001-14889


                           TRADING SOLUTIONS.COM, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)


            Nevada                                        880425691
            ------                                        ---------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

200 Camino Aguajito, #200, Monterey, California                     93940
-----------------------------------------------                     -----
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:           (831) 375-6229


Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. __X__Yes No

The number of shares of the Registrant's Common Stock, $.001 par value, as of December 31, 2000 was 2,861,000 outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                      TRADING SOLUTIONS.COM, INCORPORATED
                                 BALANCE SHEET
                           December 31, 2000 and 1999
                        (See Accountant's Review Report)


                                                        2000                 1999
                                                        ----                 ----
ASSETS

Current assets
   Cash in bank                                         $          23,382    $         15,312
   Other receivable                                                 1,695
   Prepaid rent                                                                            78
        Total current assets                                       25,077              15,390

Furniture and equipment
   Equipment                                                        2,606               2,206
   Furniture                                                          916                 600
                                                                    3,522               2,806

   Accumulated depreciation                                          (576)               (132)
                                                                    2,946               2,674

              Total assets                              $          28,023    $         18,064

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
   Accounts payable                                     $           1,372    $          2,500
   State corporate tax liability                                                          800
        Total current liabilities                                   1,372               3,300

              Total liabilities                                     1,372               3,300

Stockholders' equity
   Common stock, 20,000,000 shares authorized at
        a par value of .001.  2,861,000 outstanding                28,610               #REF!
   Paid in capital                                                207,380               #REF!
   Retained earnings                                             (209,339)              #REF!
        Total stockholder's equity                                 26,651               #REF!


        Total liabilities and stockholder's equity      $          28,023    $          #REF!



                      TRADING SOLUTIONS.COM, INCORPORATED
                            STATEMENT OF OPERATIONS
                   For the nine months ended December 30,2000
                and from date of inception to December 31, 1999
                        (See Accountant's Review Report)

                                                                 2000                1999
                                                                 ----                ----
Income                                                           $        11,363     $         1,625
Expenses
   Advertising                                                             6,931               3,740
   Accounting fees                                                        10,580               4,500
   Bank charges                                                              120                 104
   Consulting fees                                                        43,600              39,504
   Compensation expense                                                                       34,000
   Depreciation                                                              400                 132
   Education                                                                                   1,995
   Management fees                                                                             5,000
   Miscellaneous                                                             153               6,902
   Office supplies                                                         2,256               4,529
   Postage                                                                   659                  66
   Promotions                                                                                    514
   License and taxes                                                         180               1,765
   Legal fees                                                              6,560              11,981
   Organizational costs                                                                          896
   Rent                                                                    2,700               2,189
   Telephone                                                               2,490               1,639
   Travel                                                                 15,209               2,581
        Total expenses                                                    91,838             122,037
        Loss from operations                                             (80,475)           (120,412)
Other (expenses)
   Interest                                                                    0                 (14)
        Loss prior to income taxes                                       (80,475)           (120,426)
Income taxes
   State corporate tax                                                         0                 800
        Net loss                                                 $       (80,475)    $      (121,226)

Loss per common
   share                                                         $         (0.03)    $         (0.05)

Weighted average of shares outstanding                                 2,785,295           2,668,169


                      TRADING SOLUTIONS.COM, INCORPORATED
                       STATEMENT OF STOCKHOLDER'S EQUITY
                           December 31, 2000 and 1999
                        (See Accountant's Review Report)


                                                              Paid
                                Common Stock                  In                             Retained
                           Shares           Amount            Capital                        Earnings         Total
                           ------           ------            -------                        --------         -----
September 30, 1999         #REF!            $         #REF!   $          #REF!                    (99,580)    $        #REF!
November 23, 1999          2,000                         20      980                                                   1,000
November 29, 1999          2,000                         20                980                                         1,000
December 3, 1999           20,000                       200              9,800                                        10,000
December 9, 1999           2,000                         20                980                                         1,000
December 13, 1999          10,000                       100              4,900                                         5,000
December 20, 1999          20,000                       200              9,800                                        10,000
December 21, 1999          6,000                         60              2,940                                         3,000
Net loss per period                                                                                 #REF!              #REF!
Total                      #REF!            $         #REF!   $          #REF!               $      #REF!     $        #REF!



                                      2000
                                      ----

March 31, 2000             2,760,000          $      27,600     $      107,390               $   (128,864)    $        6,126
June 26, 2000              35,000                       350             34,650                                        35,000
July 18, 2000              21,000                       210             20,790                                        21,000
July 19, 2000              3,000                         30              2,970                                         3,000
July 21, 2000              25,000                       250             24,750                                        25,000
August 1, 2000             13,000                       130             12,870                                        13,000
August 4, 2000             2,000                         20              1,980                                         2,000
November 21, 2000          2,000                         20              1,980                                         2,000
Net loss per period                                                                               (80,475)           (80,475)
                           2,861,000          $      28,610     $      207,380               $   (209,339)    $       26,651


                      TRADING SOLUTIONS.COM, INCORPORATED
                    STATEMENT OF CASH FLOWS-INDIRECT METHOD
                  For the nine months ended December 31, 2000
                and from date of inception to December 31, 1999
                        (See Accountant's Review Report)


                                                                                2000              1999
                                                                                ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                      $    (80,475)     $        #REF!
Adjustment to reconcile net income to net cash
    provided by operating activities
    Depreciation                                                                         400               #REF!
    Compensation expense                                                                                 34,000
   (Increase) Decrease in other receivable                                            (1,519)
   (Increase) Decrease in prepaid rent                                                                      (78)
    Increase (Decrease) in accounts payable                                                1               2500
    Increase (Decrease) in taxes payable                                                                    800
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            (81,593)              #REF!
INVESTING ACTIVITIES
    Purchase of furniture and equipment                                                  716              2,806
NET CASH USED IN INVESTING ACTIVITIES                                                                       716              2,806
FINANCING ACTIVITIES
    Sale of common stock                                                             101,000            101,990
    Short term borrowing                                                                                  3,000
    Payment of short term borrowing                                                                      (3,000)
NET CASH REALIZED FROM FINANCING ACTIVITIES                                          101,000            101,990
INCREASE IN CASH AND CASH EQUIVALENTS                                                 18,691              #REF!
Cash and cash equivalents at the beginning of the period                               4,691                  0
CASH AND CASH EQUIVALENTS                                                       $     23,382      $      15,312
    Supplemental disclosure of financing activities
         Interest paid during the period from date of
         inception to June 30, 1999                                                               $          14




                       Trading Solutions.Com, Incorporated
                          Notes to Financial Statements
                           September 30, 2000 and 1999

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of the business - Trading Solutions.Com, Inc (the "Company") is designed to provide education for people interested in on line investing. The Company also intends to establish a corporate trading account and manage money. The Company further intends to establish or acquire an e-commerce business to link with the trading school.

     Development Stage Company - In the prior fiscal year the Company was a development stage company, as defined in the Financial Accounting Standards Board No. 7. The Company devoted substantially all of its efforts in securing and establishing a new business. During the first six months of the current fiscal year, the Company commenced operations.

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

NOTE 3: EQUIPMENT AND FURNITURE

     The following is a summary of fixed asset classifications, accumulated depreciation and depreciable lives for the Company at September 30, 2000 and 1999.

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

     Public stock offering - During the period ended June 30, 1999 the Company sold solely to accredited and/or sophisticated investors its common stock. Each share had a par value of $.01 a share and was offered to the investors at $.50 a share. The stock was sold during various times during the period from date of inception to September 30, 1999 to 30 different investors buying a total of 120,000 shares of common stock. Total proceeds, from the offering, as of the period ended September 30, 2000 were $60,000.

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

NOTE 6: RELATED PARTY TRANSACTIONS

     The Company entered into an agreement with one of its shareholders to provide assistance to the Company in the formation of its corporate structure and to use their contacts in assisting with the development of a public market for the Company's common stock. The agreement calls for the shareholder to be paid a total of $22,000 of which $2,000 and $5,000 was paid for the periods ended September 30, 2000 and 1999. The Company is to further provide support services such as office space and telephone services for which the Company will be billed separately. Total cash paid for these additional services as of September 30, 1999 was $1,465. There were no amounts paid to this shareholder for the period ended September 30, 2000.

     The Company also entered into an agreement with another shareholder to provide consulting services to the Company. This agreement totals $30,000 of which $13,000 and $10,300 was paid as of September 30, 2000 and 1999 respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Net sales for the third quarter that ended December 31, 2000 were $11,363, compare to $1,625 from the corresponding period of the prior year. For the nine month period ended December 31, 2000, the company has experienced a 599% increase in net sales from the corresponding period of the prior year.

     The company is in the process of introducing its services to the local community at its first location in Monterey, CA. The management has been actively exploring a possible opportunity of opening a location in San Diego, CA. The Company believes that a central city location will promote better name recognition and will increase sales.

     The company will continue providing its services through its trading school, and will continue developing its web based operations.

     Loss from operations prior to other expenses and taxes for the nine months ended December 31, 2000 was $80,475 compared to $120,426 for the corresponding period in 1999. The increase in the gross margin from the corresponding period of the prior year is principally attributable to the company's marketing efforts.

     Advertising, general and administrative expenses were $91,838 for the for the nine months ended December 31, 2000, compared to $122,037 for the corresponding period in 1999. These expenses decreased due to the Company getting further along in its development.

     The company is in the process of adding new services and product lines. The company will continue to sell its services in Monterey, California and evaluate possible new locations.

     The company anticipates that its marketing and operating costs will increase because of changes to its marketing and business development.

     The company has been a development stage company for the past year and therefore has not felt the effect of inflation. Should prices increase the company will have to increase its cost of sales. There is a question as to the Company's viability. It is classified as a development stage company and has yet to demonstrate profitable operations.

Item 3. Liquidity and Capital Resources.

     As of December 31, 2000, the company had a cash equivalence of $25,077. The capital resource available came from the company's IPO offering. The Company sold 101,000 shares for total proceeds of $101,000.


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     As of December 31, there has been no legal proceedings taking place, nor do we foresee anything like that in the fourth quarter.


Item 2. Changes in Securities.

     As of December 31, there has been no change in securities since September 30, 2000.


Item 3. Defaults Upon Senior Securities.

     There has been no material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days. There has been no other material delinquency that has occurred within 30 days.


Item 4. Submission of Matters to a Vote of Security Holders.

     There was no meeting held in the third quarter of 2000. There will be a board meeting called in March of 2001.


Item 5. Other Information.

     There is no other information to report at this time.


Item 6. Exhibits and Reports on Form 8-K

     There are no exhibits or forms to submit at this time.


                                 Signature Page

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     Trading Solutions.com, Inc.
Dated: February 12, 2001
                                                           /s/ Natalie Shahvaran
                                                           ---------------------
                                                     NAME:     Natalie Shahvaran
                                                           TITLE:      President