Form 10KSB
period 2001-03-31
TRADING SOLUTIONS COM INC
filed 2001-07-13
CIK 1092662

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             Form 10-KSB
          Annual Report Pursuant to Section 13 or 15(d) of
                 the Securities Exchange Act of 1934
(Mark One)
[ X ]     Annual report pursuant to section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the fiscal year ended March 31, 2001

[   ]     Transition report under section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the transition period from _______ to_______

                  Commission File Number 333-85787


                     Trading Solutions.com, Inc.
           (Name of small business issuer in its charter)

            Nevada                          88-0425691
(State or other jurisdiction of     (I.R.S. Employer I.D. No.)
incorporation or organization)

        200 Camino Aguajito, Suite 200, Monterey,  CA  93940
        (Address and Zip Code of principal executive offices)

Issuer's telephone number, including area code: 619-688-9308

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, $.001 par value
                          (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements
for the past 90 days.  Yes [ x ]   No [   ]

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this form 10-KSB or any
amendment to this Form 10-KSB. [    ]

The issuer's revenue for its most recent fiscal year was: $22,963

The aggregate market value of the issuer's voting stock held as of March 31, 2001 by non-affiliates of the issuer (401,000 shares) was $451,125.

As of March 31, 2001 the issuer had 2,861,000 shares of its $.001 par value common stock outstanding.

Transitional Small Business Format:   Yes [   ]   No [ X ]
Documents incorporated by reference: none

PART I

Item 1. Description of Business.

     The Company is a development stage company, providing online trading classes along with basic computer classes. Trading Solutions.com, Inc. was incorporated on May 14, 1999 by seven persons or entities contributing $0.001 per share for 2,495,000 shares of common stock. We also received funds from the exercise of options to purchase 85,000 shares of common stock for $0.10 per share and the sale of a Regulation D private placement of 180,000 shares for $0.50 per share. In July 2000 we completed our Initial Public Offering selling 101,000 shares for $1.00 per share. This provided the capitalization of the Company.

     In December 1999 the Company changed its Fiscal Year End to
March 31.

     Since inception, the Company has been engaged in developing corporate structure, planning operations, capital raising activities, and negotiating agreements with prospective business affiliates. The Company has had $22,963 in operational income in 2001.

     Trading Solutions.com, Inc. trading school is designed to provide education for people interested in online investing. The Company offers training for beginners as well as experienced traders. Courses consist of a combination of theory sessions linked closely with a practical hands-on approach. The Company provides online training, individual training, small group sessions and seminars on various trading and computer-related subjects.

     Our marketing strategy is directed towards beginners and experienced traders. Management is working to establish a local market niche for each one of our trading schools by advertising in local newspapers and radio. We are working to increase the public's awareness of the Company's name and its services. This goal is to be achieved by carefully positioned editorials regarding the Company's services. We maintain advertisements in the local newspapers and produce color catalogs to be printed and distributed throughout the year.

     Our goal was to become a leading online training school combined with an online store for a one-stop learning experience. The Company offers classes and information with current technological information. In years 1998, 1999 and 2000 the information most in demand included online trading, electronic trading, day trading strategies, and the software applied in trading. We intended to offer as many types of training and as great a variety within each subject category as possible. By the end of the year 2000, a downturn in the stock market has greatly affected our business, lowering the demand for our services.

     In May 2001 we were approached by Springland Beverages, Inc., a Canadian water and beverage related company. Springland Beverages, Inc. proposed to merge with Trading Solutions.com, Inc. After reviewing their business plan we entered into a Letter of Intent with Springland Beverages, Inc. and are working on a definitive merger agreement.

Item 2. Description of Property.

     The Company's sales and administrative office is located at 200 Camino Aguajito, Suite 200, Monterey, CA, 93940. It has no other physical facilities.

Item 3. Legal Proceedings.

     None.

Item 4. Submission of Matters to a Vote of Securities Holders.

     None.

                               PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     The Company's common stock is quoted on the Over the Counter Bulletin Board under the symbol TSLU. Trading in the common stock has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the fiscal years ended March 31, 2000 and 2001 are as follows:

YEAR                    BID                       ASK
   2000          HIGH         LOW          HIGH          LOW

Oct. 5 thru
  Dec. 29       1.875         1.50          3           2.125
  (First
Available)

YEAR                    BID                       ASK
   2001          HIGH         LOW          HIGH          LOW

   First        2.125         .625         2.50         1.125
  Quarter

  Second         1.41         .46          1.50          1.06
  Quarter

     As of March 31, 2001, there were approximately 50 shareholders of record holding a total of 2,760,000 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

     The Company has not paid, nor declared, any dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that the corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Results of Operations for the period ending March 31, 2001 and from date of inception to year ended March 31, 2000

     During the year, the Company's financial condition has minimal changes as a result of operations. In the fiscal year ending March 31, 2001, the Company received revenues of $22,963, compare to $1,920 in the previous year. The Company increase in sales was a result of its marketing efforts. Expenses were $132,741 for the year ended March 31, 2001 compared to $130,770 for the previous year. Loss from operations was $109,778 for the year ended March 31, 2001 compared to $128,850 for the previous year. Other expenses were $800 for the year ended March 31, 2001 compared to $14 for the year ended March 31, 2000. The net loss was

$110,578 for the year ended March 31, 2001 compared to $128,864 for the previous year. Due to a downturn in the stock market we are seeing a slowing demand for our services, which may adversely affect our revenues.

Liquidity and Capital Resources

     At present, the Company's major sources of liquidity and cash consist of accounts receivable $1,695. The Company has furniture and equipment valued at $2,863 for total assets of $4,562. Liabilities consist of accounts payable in the amount of $7,214 and state corporate tax payable of $800 for total liabilities of $8,014. Total stockholders deficit as of March 31, 2001 was $3,452.

     The Company does not have any capital commitments for the next twelve months.

     We have entered into discussions with another company to exchange stock to acquire this non public company. To date, details of this transaction have not been formalized.

     The Company is still in its development stage and has not felt the effects of inflation. The primary concern would be a further decline in the stock market which will result in fewer customers for our online trading classes. Should a further decline occur, the Company would increase its cost of sales.

Item 7. Financial Statements.

     The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 9.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                              PART III

Item 9. Directors, Executive Officers, Promoters and Control
Persons; Compliance With Section 16(a) of the Exchange Act.

     The following table sets forth the name, age, position and office term of each executive officer and director of the Company as of March 31, 2001.

Name                Age  Position            Director or Officer Since

Natalie Shahvaran   24   President, Director      May 14, 1999
Michael A. Strahl   41   Secretary, Director      May 14, 1999
Susan Turner        45   Treasurer, Director      May 14, 1999

     All officers hold their positions at the will of the Board of Directors. All directors hold their positions for one year or until their successors are elected and qualified. Set forth below is certain biographical information regarding each of the Company's executive officers and directors:

     Natalie Shahvaran (Age 24). President, Chief Executive Officer, Chief Operating Officer, Director. Ms. Shahvaran graduated from Heald Business College with honors and received her Associate's Degree in Computer Business Administration in 1999. She has been managing several trading accounts for several years. Ms. Shahvaran worked as a computer consultant for Monterey Ventures, Inc. from 1998 to 1999. Monterey Ventures is a venture capital and financing company for small companies. Ms. Shahvaran was employed by Heald College as a college algebra/business math tutor from January 1997 to December 1998.

     Michael A. Strahl (Age 41). Secretary, Director. Mr. Strahl graduated from Western State College and received his BA in Business Administration/Finance. He was the Vice President and Director of Themiis Corporation, a merchant bank specializing in environmental management from June 1997 to July 1999. He was Vice President and Chief Operating Officer of Environmental Enzymes, Inc., an enzyme manufacturing company from February 1999 to July 1999. He is currently on the board of directors of Internet Finance.com, Inc. and Monterey Technologies, Inc. Michael A. Strahl is also a part owner and board member since March of 1994 of the Environmental Business Network. Inc., an environmental solutions oriented company. He was President of Environmental and Energy Group, Inc. (EEG), consultant to the oil and gas industry from April 1992 to August 1993. Before joining the environmental industry, Michael A. Strahl was a NASD Principal with Corporate Securities Group from April 1998 to January 1999 and was a branch manager for Oxford Financials from February 1990 to May 1990. An NASD Principal must pass a series 24 Securities License which allows him to be a branch manager of a stock brokerage form.

     Susan Turner (Age 45). Chief Financial Officer, Treasurer, Director. Ms. Turner attended the University of Michigan School of Business Administration and received her BA in Business Administration in April 1975. She graduated with a major in Accounting. Ms. Turner passed the CPA exam in November 1975 and obtained a Michigan CPA license April 1978, a Georgia license September 1980 and a California license December 1985. Ms. Turner is currently a Certified Public Accountant. Ms. Turner started her professional career over 20 years ago with Peat, Marwick, Mitchell, a national CPA firm from September 1975 to April 1977. She was also audit manager for the Commercial Loan Department of General Electric Credit Corporation in Palo Alto, CA from November 1978 to July 1981. Ms. Turner previously managed the tax department of McGilloway & Elstob in California from December 1984 to September 1987, and has been the proprietor of her own CPA firm since 1987. Ms. Turner will handle the Corporation's financial matters, including financial statement preparation, tax returns, budgeting and forecasting.

Compliance with Section 16(a) of the Exchange Act

     Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended March 31, 2001 was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

Item 10. Executive Compensation

Executive           Year      Salary

Natalie Shahvaran   2000      $11,300
President           2001      $30,500

Michael Strahl      2000      $1,550
Secretary           2001      $2,500

Susan Turner        2000      -0-
Treasurer           2001      $1,000

     The board has adopted an executive compensation plan for its Executive Officers and Directors as follows: the board members will receive no cash compensation or reimbursement for the expenses incurred in connection with attending board meetings. The Company reserves the right to pay consulting fees to its board members and officers for the time and services they provide to the Company. Our Chief Executive Officer will receive up to $30,000 in compensation for her full time commitment to the development and promotion of the company.


Employment Contracts and Termination of Employment and Change in
Control Arrangement.

     There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change of control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and
Management.

        The following table sets forth, as of March 31, 2001, the beneficial ownership of the Company's Common Stock by each person known by the Company to beneficially own more than 5% of the Company's Common Stock, including options, outstanding as of such date and by the officers and directors of the Company as a group. Except as otherwise indicated, all shares are owned directly.

Class After
Title of Class  Name and address of     Amount and Nature    Percent of
Offering        beneficial owner     of Beneficial Ownership   Class

Common         Natalie Shahvaran (1)       1,250,000            46.62%
               P.O. Box 22851
               Carmel, CA 93922

Common         Robert Strahl (2)           1,260,000             47%
               2251 San Diego Ave., #B-375
               San Diego, CA  92110

Common         Michael A. Strahl (1)          20,000            0.7%
               814 Bel Air Way
               Salinas, CA 93901

Common         Susan F. Turner (1)             3,000            0.1%
               P.O. Box 3687
               Carmel, CA 93921

Common         Directors and Officers      1,290,000           47.48%
               as a group (3 persons)

(1) Officer and/or director of the Company

(2) Mr. Robert Strahl is the beneficial owner of 1,210,000 shares held in the name of Internet Finance.com, Inc. and of 50,000 shares held in the name of Monterey Ventures, Inc.

     There are no contracts or other arrangements that could result in a change of control of the Company.

Item 12. Certain Relationships and Related Transactions.

     The Company entered into an agreement with Internet Finance.com, Inc., a company controlled by Robert Strahl, to provide assistance to the Company in the formation of its corporate structure and to use their contacts in assisting with the development of a public market for the Company's common stock. The agreement calls for Internet Finance.com, Inc. to be paid a total of $22,000 of which the entire amount has been paid plus $2,000 for additional services.

     Monterey Ventures, a company also controlled by Robert Strahl, provides office space and support services to the Company. Total cash paid for these services was $1,000 for year ended March 31, 2001 and $1,615 for year ended March 31, 2000.

     The Company entered into an agreement with Natalie Shahvaran to provide consulting services to the Company. Ms. Shahvaran was paid $30,500 for the year ended March 31, 2001 and $11,3000 for the year ended March 31, 2000 and these amounts have been identified in the executive compensation table.

     A shareholder, Melissa DeAnzo provided support services to the Company and was paid $4,700 for the year ended March 31, 2001 and $9,500 for the year ended March 31, 2000.

Item 13. Exhibits and Reports on Form 8-K.

Reports on Form 8-K

     On August 28, 2000, the Company filed a report on Form 8-K,
Other Events. The purpose of the filing was to inform the public that the registered offering by the issuer had been closed.

     On May 24, 2001, the Company filed a report on Form 8-K, Other Events. The purpose of the filing was to inform the public that the Company has signed a letter of intent with Springland Beverages, Inc. for the acquisition of Springland.

Exhibits

Exhibit No.         Description
Location

2.1            Articles of Incorporation                         *
2.2            Amended Articles of Incorporation                 *
2.3            Bylaws                                            *

* Incorporated herein by reference to the Company's Form 10-SB/A2 as filed with the Securities and Exchange Commission on March 20, 2000.

                             SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Trading Solutions.com, Inc.



Date: July 12, 2001                 By:/s/ Natalie Shahvaran
                                    Natalie Shahvaran, President


Date: July 12, 2001                 By:/s/ Susan F. Turner
                                    Susan F. Turner, Treasurer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: July 12, 2001                  By:/s/ Natalie Shahvaran
                                     Natalie Shahvaran, Director

Date: July 12, 2001                  By:/s/ Michael A. Strahl
                                     Michael A. Strahl, Director


Date: July 12, 2001                  By:/s/ Susan F. Turner
                                     Susan F. Turner, Director

                 TRADING SOLUTIONS.COM, INCORPORATED


                    Index to Financial Statements


                                                      Page


Independent Auditor's Report                            10

Balance Sheet                                           11

Statement of Operations, From date of
     Inception to June 30, 1999                         12

Statement of Shareholder's Equity                       13

Statement of Cash Flows, From date of
     Inception to June 30, 1999                         14

Notes to Financial Statements                           15

To the Board of Directors and Shareholders
Trading Solutions.Com, Incorporated
Monterey, California

                    Independent Auditor's Report

I have audited the balance sheet of Trading Solutions.Com, Incorporated as of March 31, 2001 and 2000, and the related statements of operations, stockholders' equity and cash flows for the year ended March 31, 2001 and from the date of inception to March 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Trading Solutions.Com, Incorporated, as of March 31, 2001 and 2000 and the results of operations and its cash flows and the cumulative results of operations and cumulative cash flows for the year ended March 31, 2001 and for the period from date of inception to March 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has incurred net losses from operations and has received no revenue, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.


/s/ Hawkins Accounting


June 27, 2001

                 TRADING SOLUTIONS.COM, INCORPORATED
                            BALANCE SHEET
                       March 31, 2001 and 2000

ASSETS

Current assets
    Cash in bank                                $          4   $  4,691
    Other receivable                                   1,695        176
         Total current assets                          1,699      4,867

Furniture and equipment
    Equipment                                          2,606      2,206
    Furniture                                          1,273        600

                                                       3,879      2,806
    Accumulated depreciation                          (1,016)      (176)

                                                       2,863      2,630

            Total assets                         $     4,562   $  7,497

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
    Accounts payable                             $     7,214   $  1,371
    State corporate tax payable                  $       800
           Total current liabilities                   8,014      1,371

             Total liabilities                         8,014      1,371

Stockholders' equity
    Common stock, 20,000,000 shares authorized at
      a par value of .001.  2,861,000 outstanding     28,610     27,600
Paid in capital                                      207,380    107,390
Deficit incurred during development stage           (239,442)  (128,864)
           Total stockholder's equity                 (3,452)     6,126

   Total liabilities and stockholder's equity     $    4,562   $  7,497

The accompanying notes are an integral part of these financial statements.

                 TRADING SOLUTIONS.COM, INCORPORATED
                       STATEMENT OF OPERATIONS
  For the year ending March 31, 2001 and from date of inception to year ended March 31, 2000

                              2001                  2000
Income                           $  22,963             $    1,920

Expenses
  Accounting fees                    7,980                  6,000
  Advertising                       17,975                  4,580
  Bank Charges                         149                    104
  Compensation                           0                 34,000
expense
  Consulting fees                   63,984                 41,107
  Depreciation                        840,                    176
  Education                              0                  1,995
  Management fees                        0                  5,000
  Miscellaneous                          0                  7,884
  Office supplies                    5,808                  4,534
  Postage                            1,424                     89
  Promotions                             0                    514
  Tax and licenses                     180                  1,765
  Legal fees                         5,742                 12,606
  Organizational                         0                    896
costs
  Rent                               3,600                  3,166
  Telephone                          3,292                  2,602
  Travel                            21,314                  3,752
  Dues and                             453
subscriptions
     Total expenses                132,741                130,770
       Loss from                  (109,778)              (128,850)
operations

Other (expenses)
  Interest                                                   (14)
  State Corporate Tax                 (800)
    Total other expenses              (800)                  (14)
expenses

Net Loss                        $ (110,578)             $(128,864)
Loss per common
  Share                              (0.04)             $   (0.05)

Weighted average of              2,828,334               2,587,302
   shares outstanding

The accompanying notes are an integral part of these financial statements.

                 TRADING SOLUTIONS.COM, INCORPORATED
                  STATEMENT OF STOCKHOLDER'S EQUITY
  For year ending March 31, 2001 and from date of inception to year end March 31, 2000


                                                  Paid
                           Common Stock            In         Retained
                       Shares        Amount      Capital      Earnings     Total
Founders  stock        2,495,000      24,950     (22,455)                   2,495
Options                   85,000         850      41,645                   42,495
May 18, 1999              14,000         140       6,860                    7,000
May 2l,1999                2,000          20         980                    1,000
May 24, 1999               3,000          30       1,470                    1,500
May 27, 1999               2,000          20         980                    1,000
June 2,1999               10,000         100       4,900                    5,000
June 3, 1999               2,000          20         980                    1,000
June 4, 1999               4,000          40       1,960                    2,000
June 7, 1999               2,000          20         980                    1,000
June 13, 1999              2,000          20         980                    1,000
June 16, 1999              3,000          30       1,470                    1,500
June 17, 1999     .       10,000         100       4,900                    5,000
June 22, 1999              2,000          20         980                    1,000
June 25, 1999              1,000          10         490                      500
June 27, 1999              6,000          60       2,940                    3,000
June 29, 1999             12,000         120       5,880                    6,000
June 30, 1999              2,000          20         980                    1,000
July 1, 1999              15,000         150       7,350                    7,500
July 2, 1999              14,000         140       6,860                    7,000
July 5, 1999               3,000          30       1,470                    1,500
July 8, 1999               6,000          60       2,940                    3,000
July 12, 1999              2,000          20         980                    1,000
July 14, 1999              3,000          30       1,470                    1,500
November 23, 1999          2,000          20         980                    1,000
November 29, 1999          2,000          20         980                    1,000
December 3, 1999          20,000         200       9,800                   10,000
December 9, 1999           2,000          20         980                    1,000
December 13, 1999         10,000         100       4,900                    5,000
December 20, 1999         20,000         200       9,800                   10,000
December 21, 1999          4,000          40       1,960                    2,000
Not less per  period                                         (128,864)   (128,864)
Total                  2,760,000   $  27,600   $ 107,390   $ (128,864)  $   6,126

                                        2001
March 31, 2000         2,760,000   $  27,600   $ 107,390     (128,864)  $   6,126
June 26, 2000             35,000         330      34,650                   35,000
July 18, 2000             21,000         210      20,790                   21,000
July 19, 2000              3,000          30       2,970                    3,000
July 21, 2000             25,000         250      24,750                   25,000
August 1, 2000            13,000         130      12,870                   13,000
August 4, 2000             2,000          20       1,980                    2,000
November 21, 2000          2,000          20       1,980                    2,000
Net loss per period                                          (110,579)   (110,578)
                       2,861,000   $  28,610   $ 207,380   $ (239,442)  $  (3,452)


The accompanying notes are an integral part of these financial statements

                 TRADING SOLUTIONS.COM, INCORPORATED
              STATEMENT OF CASH FLOWS - INDIRECT METHOD
For the year ended March 31, 2001 and from date of inception to year end March 31, 2000


                                      2001           2000
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                              $  (110,578)  $  (128,864)

Adjustment to reconcile net income to net cash
     provided by operating activities
     Depreciation                                      840           176
     Compensation expense                                         34,000
     Increase in other receivables                  (1,519)         (176)
     Increase in current liabilities                 6,643         1,371

NET CASH PROVIDED BY OPERATING ACTIVITIES         (104,614)      (93,493)

INVESTING ACTIVITIES
     Purchase of furniture and equipment             1,073         2,806

NET CASH USED INVESTING ACTIVITIES                   1,073         2,806

FINANCING ACTIVITIES
     Sale of common stock                          101,000       100,990
     Short term borrowing                                          3,000
     Payment of short term borrowing                              (3,000)

NET CASH REALIZED FROM FINANCING ACTIVITIES        101,000       100,990

INCREASE IN CASH AND CASH EQUIVALENTS               (4,687)        4,691

Cash and cash equivalents at the beginning
   of the year                                       4,691             0

CASH AND CASH EQUIVALENTS                        $       4   $     4,691
Supplemental disclosure of financing activities
 Interest paid during he period from date of
  inception to March 31, 2000                                $        14

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

          Income taxes - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and the tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income.

          Stock options -Stock that is issued for services rendered are recorded at the fair value of the stock in the year that the stock is given and recorded as an expense in the same year.

NOTE 2:BACKGROUND

    The Company was incorporated under the laws of the State of Nevada on May 14,1999. The principal activities of the Company, from the beginning of the development stage, have been organizational matters and the sale of stock.

NOTE 3:EQUIPMENT AND FURNITURE

          The following is a summary of fixed asset classifications, accumulated depreciation and depreciable lives for the Company at March 31 2001 and 2000.

                         Useful life
                            Years      2001        2000

  Computer equipment        5          $ 2,606   $ 2,206
  Office furniture         10            1,273       600
  Total                                  3,879     2,806
  Accumulated depreciation              (1,016)     (176)
  Net   equipment  and  furniture      $ 2,863   $ 2,630

  Depreciation  expense  for the period from date  of  inception  to
  year-end   March  31,  2001  and  2000   was  $840   and   $   176
  respectively.

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

  Public stock offering - During the period ended March 31, 2000 the Company sold solely to accredited and/or sophisticated investors its common stock. Each share had a par value of $.001 a share and was offered to the investors at $.50 a share. The stock was sold during various times during the period from date of inception to March 31, 2000 to 37 different investors buying a total of 180,000 shares of common stock. Total proceeds, from the offering, as of the period ended March 31, 2000 were $90,000.

  Initial Public Offering-During the year ended March 31, 2001, the Company initiated a public stock offering of three hundred thousand of its common shares. As of March 31, 2001 $101,000 was raised from the sale of 101,000 shares. The Offering closed in July 2000.

NOTE 5:   INCOME TAXES

  The benefit for income taxes from operations consisted of the following components: current tax benefit of $35,916 and $19,480 for the years 2001 and 2000 resulting from a net loss before income taxes, and a deferred tax expense of $35,916 and $19,480 resulting from a valuation allowance recorded against the deferred tax asset resulting from net operating losses. Net operating loss carryforward will expire in 2021 and 2020.

  The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction would result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer required.

NOTE 6:   RELATED PARTY TRANSACTIONS

  The   Company  entered  into  an  agreement  with   one   of   its
  shareholders to provide assistance to the Company in the formation of its corporate structure and to use their contacts in assisting with the development of a public market for the Company's common stock. The agreement calls for the shareholder to be paid a total of $22,000 of which $17,000 and $5,000 was paid for the period ended March 31, 2001 and 2000. Two thousand additionally was paid for additional services in 2001. The Company is to further provide support services such as office space and telephone services for which the Company will be billed separately. Total cash paid for these additional services as of March 31, 2001 and 2000 was $1000 and 1,615 respectively.

  The Company also entered into an agreement with another shareholder to provide consulting services to the Company. As of March 31, 2001 and 2000 $30,500 and $11,300 was paid respectively.

  There is an agreement with one of the founders to provide support services to the Company. The total amount paid, as of March 31, 2001 and 2000 was $4,700 and $9,500 respectively.

NOTE 7:   GOING CONCERN

  From the date of inception to March 31, 2001 the Company has net losses from operating activities which raise substantial doubt about its ability to continue as a going concern.

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

NOTE 8:   SUBSEQUENT EVENT

  On May 7, 2001 the Company entered into discussions with another company to exchange stock to acquire this non public company. The details of this transaction has not formalized as of the audit date.