Form 10QSB
period 2001-06-30
TRADING SOLUTIONS COM INC
filed 2001-08-13
CIK 1092662

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

(Mark One)


   X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

               For quarterly period ended June 30, 2001

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
             SECURITIES EXCHANGE ACT OF 1934



                Commission file number 333-85787


                   TRADING SOLUTIONS.COM, INC.
     (Exact name of registrant as specified in its charter)


Nevada                                       880425691
(State or other jurisdiction     (IRS Employer  Identification No.)
of incorporation or organization)

200 Camino Aguajito, #200
Monterey, California                              93940
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


The number of shares of the Registrant's Common Stock, $.001 par value, as of June 30, 2001 was 2,861,000 outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.




HAWKINS ACCOUNTING
CERTIFIED PUBLIC ACCOUNTANT        17415 MONTEREY STREET, STE. 200
                                           MORGAN HILL,  CA  95037
                                 (408) 776-9455  FAX (408)776-8979



To the Board of Directors
Trading Solutions.Com, Incorporated
Monterey, California


I have reviewed the accompanying balance sheet of Trading Solutions.Com, Inc as of June 30, 2001 and 2000 and the related statement of income and Shareholders' Equity and the statement of cash flows for the three months ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Trading Solutions.Com, Inc.

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

/s/  Hawkings Accounting

August 2, 2001

               TRADING SOLUTIONS.COM, INCORPORATED

                          BALANCE SHEET
                     June 30, 2001 and 2000
                     See accountant's report

                                           2001     2000
ASSETS

Current assets
   Cash in bank                                  $     41    $  27,893
   Other receivable                                 1,695        1,695
   Prepaid rent
      Total current assets                          1,736       29,588

Furniture and equipment
   Equipment                                        2,606        2,206
   Furniture                                        1,273          600
                                                    3,879        2,806
   Accumulated depreciation                        (1,204)        (326)
                                                    2,675        2,480

         Total assets                            $  4,411    $  32,068

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities
   Accounts payable                              $  4,500    $   7,371
   State corporate tax liability                      800            0
      Total current liabilities                     5,300        7,371

         Total liabilities                          5,300        7,371

Stockholders' equity
   Common stock, 20,000,000 shares authorized at
      a par value of .001 2,861,000 outstanding    28,610       27,950
   Paid in capital                                207,380      142,040
   Deficit incurred during development stage     (236,879)    (145,293)
         Total stockholder's equity                  (889)      24,697

         Total liabilities and stockholder's    $   4,411    $  32,068


 The accompanying notes are an integral part of these financial statements

               TRADING SOLUTIONS.COM, INCORPORATED

                     STATEMENT OF OPERATIONS
        For the three months ended June 30, 2001 and 2000
                     See accountant's report


Three months ended
                                                       2001      2000

Income                                            $   8,000  $   3,180
Expenses
   Advertising                                                   5,605
   Accounting fees                                               7,000
   Bank charges                                         19          90
   Compensation expense
   Consulting fees                                                 900
   Depreciation                                        188         150
   Education
   Management fees
   Miscellaneous                                                    25
   Office supplies                                                 337
   Postage                                              81         194
   Taxes and licenses                                              180
   Promotions
   Legal fees                                        5,000         643
   Organizational costs
   Rent                                                            900
   Telephone                                                       921
   Travel                                              149       2,664
      Total expenses                                 5,437      19,609
      Income (loss) from operations
         prior to other expense and                  2,563     (16,429)
Other (expenses)
   Interest                                                          0
      Net loss                                   $   2,563   $ (16,429)

Loss per common
   share                                         $    0.01   $   (0.01)

Weighted average of
   shares outstanding                            2,861,000   2,771,667

 The accompanying notes are an integral part of these financial statements

               TRADING SOLUTIONS.COM, INCORPORATED

                STATEMENT OF STOCKHOLDER'S EQUITY
        For the three months ended June 30, 2001 and 2000
                     See accountant's report

                                                                  Deficit
                                                                Accumulated
                                                     Paid        During
                            Common Stock              In        Development
                        Shares        Amount        Capital        Stage         Total
March 31, 2000        2,760,000    $   27,600    $  107,390    $ (128,864)   $   6,126

June 26, 2000            35,000           350        34,650                     35,000


Net loss                                                          (16,429)     (16,429)
Total                 2,795,000    $   27,950    $  142,040    $  (145,29)   $  24,697


March 31, 2001        2,861,000       28,610        207,380      (239,442)      (3,452)

Net income                                                          2,563        2,563
                      2,861,000    $  28,610     $  207,380    $ (236,879)   $    (889)

 The accompanying notes are an integral part of these financial statements

               TRADING SOLUTIONS.COM, INCORPORATED

            STATEMENT OF CASH FLOWS - INDIRECT METHOD
        For the three months ended June 30, 2001 and 2000
                     See accountant's report



                                                 Three months ended
                                                  2001        2000
CASH FLOWS FROM OPERATING
   ACTIVITIES:
Net income                                    $   2,563   $ (16,429)

Adjustment to reconcile net income
   to net provided by operating activities
   Depreciation                                    188          150
   Compensation expense
   Increase in prepaid rent
   Increase in other receivables                             (1,519)
   Increase in accounts payable                 (2,713)       6,000
   Increase in taxes payable

NET CASH PROVIDED BY
   OPERATING ACTIVITIES                             38      (11,798)
INVESTING ACTIVITIES
   Purchase of furniture and equipment

NET CASH USED IN
   INVESTING ACTIVITIES                              0            0
FINANCING ACTIVITIES
   Sale of common stock                              0       35,000
   Short term borrowing
   Payment of short term borrowing

NET CASH REALIZED FROM
   FINANCING ACTIVITIES                              0       35,000
INCREASE IN CASH AND
   CASH EQUIVALENTS                                 38       23,202
Cash and cash equivalents at the beginning
   of the year                                       4        4,691
CASH AND CASH EQUIVALENTS                    $      42    $  27,893

 The accompanying notes are an integral part of these financial statements

               Trading Solutions.com, Incorporated
                  Notes to Financial Statements
                     June 30, 2001 and 2000

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

          Material adjustments - Management is not aware of any adjustments that needto be made in order for the financial statements to be in conformity with generally accepted accounting principles.

               Trading Solutions.com, Incorporated
                  Notes to Financial Statements
                     June 30, 2001 and 2000

NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)

          Stock options - the fair value of the stock in the year that the stock is given and recorded as an expense in the same year.

NOTE 2:   BACKGROUND

            The Company was incorporated under the laws of the State of Nevada on May 14,1999. The principal activities of the Company, from the beginning of the development stage, have been organizational matters and the sale of stock.

NOTE 3:   EQUIPMENT AND FURNITURE

          The   following   is   a   summary   of   fixed   asset
          classifications,    accumulated    depreciation     and
          depreciable lives for the Company at June 30, 2001 and 2000.

                                  Useful life
                                     Years     2001        2000

          Computer equipment            5    $  2,606   $  2,206
          Office furniture             10       1,273        600
          Total                                 3,879      2,806
          Accumulated depreciation             (1,204)      (326)
          Net equipment and furniture        $  2,675   $  2,480

          Depreciation  expense for the three months  ended  June
          30, 2001 was $188 and 2000 the expense was $150.

NOTE 4:   COMMON STOCK

          Founders stock - At incorporation the Company issued stock to the founders of the corporation. These shares totaled 2,495,000 shares and were issued for consideration of $.001 per share. Proceeds from these sales were $2,495.

          Stock options - At the organizational meeting of the board of directors it was voted on to issue stock options of the Company's common stock to certain officers of the corporation, a key employee of a non affiliated company and the non affiliated company. These options are to be exercised at $.10 a share and have an expiration date of December 31, 2002. These options are callable at $.02 per share by the Company with a

               Trading Solutions.com, Incorporated
                  Notes to Financial Statements
                     June 30, 2001 and 2000

NOTE 4:   COMMON STOCK (con't)

          30 day notice. A total of 85,000 shares were voted on for the options of which 60,000 shares of the options were exercised at June 30, 1999. Total proceeds from these sales were $5,500. The fair market value at the date the options were granted was $.50 a share. Therefore, the Company has recognized $ 34,000 in compensation expense for the period.

          Initial Public Offering - During the three-month period ended June 30, 2000, the Company initiated a public stock offering of three hundred thousand of its common shares. As of June 30, 2000 $35,000.00 had been raised.

NOTE 5:   INCOME TAXES

          The benefit for income taxes from operations consisted of the following components: current tax benefit of $35,539 resulting from a net loss before income taxes, and a deferred tax expense of $35,539 resulting from a valuation allowance recorded against the deferred tax asset resulting from net operating losses. Net operating loss carryforward will expire in 2014 and 2020.

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

NOTE 6:   RELATED PARTY TRANSACTIONS

          The Company entered into an agreement with various hareholders to provide assistance to the Company in the formation of its corporate structure and to use their contacts in assisting with the development of a public market for the Company's common stock, consulting services and secretarial support services. There were no amounts paid to these related for the three months ended June 30, 2001 and $900 for the three months ended June 30, 2000. There were no monies owed to the related parties and no monies due to them for either periods ending June 30, 2001 and 2000.

               Trading Solutions.com, Incorporated
                  Notes to Financial Statements
                     June 30, 2001 and 2000


NOTE 7:   GOING CONCERN

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

NOTE 8:   SUBSEQUENT EVENT

          On May 7, 2001 the Company entered into discussions with another company to exchange stock to acquire this non public company. The details of this transaction has not formalized as of the balance sheet date. Details are expected to be finalized subsequent to the balance sheet date.

Item   2.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations.

     The Net sales for the first quarter that ended June 30, 2001 were $8,000 compare to $3,180 from the corresponding period of the prior year. For the three month period ended June 30, 2001, the company has experienced a 151% increase in net sales from the corresponding period of the prior year.

     Net Income from operations prior to other expenses and taxes for the three months ended June 30, 2001 was $2,563 compared to a Net Loss of $16,429 for the corresponding period in 2000. The increase in the gross margin from the corresponding period of the prior year is principally attributable to the company's marketing efforts.

     Advertising, general and administrative expenses were $5,437 for the for the three months ended June 30, 2001 compared to $19,609 for the corresponding period in 2000. These expenses decreased due to the Company getting further along in its development.

     The company is in the process of adding new services and product lines. The company will continue to sell its services in Monterey, California and evaluate possible new locations.

     The company has been a development stage company for the past two years and therefore has not felt the effect of inflation. Should prices increase the company will have to increase its cost of sales. There is a question as to the Company's viability. It is classified as a development stage company and has yet to demonstrate profitable operations.

     Item 3.  Liquidity and Capital Resources.

      As of June 30, 2001, the company had a cash equivalence of $41 and other receivables of $1,695. Total liabilities as of June 30, 2001 was $5,300. The Company has a working capital deficit of $3,564.

     The company provides its online trading educational services to the local community. We intend continue providing its services through its trading school, and will continue developing our web based operations. In May 2001 we were approached by Springland Beverages, Inc., a Canadian water and beverage related company. Springland Beverages, Inc. proposed to merge with Trading Solutions.com, Inc. After reviewing their business plan we entered into a Letter of Intent with Springland Beverages, Inc. and are working on a definitive merger agreement.

                   PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      As of June 30, 2001 there has been no legal proceedings taking place, nor do we foresee any in the second quarter.

Item 2. Changes in Securities.

      As of June 30, 2001, there has been no change in securities since September 30, 2000.

Item 3. Defaults Upon Senior Securities.

      There has been no material default in the payment of principal, interest, a sinking or purchase fund installment, or any other material default not cured within 30 days. There has been no other material delinquency that has occurred within 30 days.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

      In May 2001 we were approached by Springland Beverages, Inc., a Canadian water and beverage related company. Springland Beverages, Inc. proposed to merge with Trading Solutions.com, Inc. After reviewing their business plan we entered into a Letter of Intent with Springland Beverages, Inc. and are working on a definitive merger agreement.

Item 6. Exhibits and Reports on Form 8-K

     Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2001.

     Exhibits: None.

Signatures

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Trading Solutions.com, Inc.


     Dated: August 8, 2001                 /s/ Natalie Shahvaran
                                           NAME: Natalie Shahvaran
                                           TITLE: President