Form 10KSB
period 2001-09-30
TRADING SOLUTIONS COM INC
filed 2001-12-28
CIK 1092662

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

(Mark One)

[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2001

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to ______________

Commission File Number

333-85787

TRADING SOLUTIONS.COM, INC.

(Name of small business issuer in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	88-0425691 (I.R.S. Employer I.D. No.)

2 Rodeo Court, Toronto, Ontario Canada M2M 4M3

(Address and Zip Code of principal executive offices)

Issuer's telephone number, including area code: 416-512-2356

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

$.001 par value, common voting shares

(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for its most recent fiscal year was: $-0-

The aggregate market value of the issuer's voting stock held as of September 30, 2001, by non-affiliates of the issuers was $2,212,275

As of September 30, 2001, issuer had 18,403,500 shares of its $.01 par value common stock outstanding.

Transitional Small Business Format: Yes [ ] No [ X ]

Documents incorporated by reference: none

PART I

Item 1. Description of Business.

Trading Solutions.com, Inc. was incorporated on May 14, 1999 in the state of Nevada. Originally, the business of the company was to offer a trading school designed to provide education for people interested in online investing. The Company offered training for beginners as well as experienced traders. Courses consisted of a combination of theory sessions linked closely with a practical hands-on approach. The Company provided online training, individual training, small group sessions and seminars on various trading and computer-related subjects.

The Company was not successful with its online trading school and on August 18, 2001, pursuant to an Exchange Agreement between the Company and Springland Beverages, Inc., 15,542,500 shares of the Company were exchanged for all of the issued and outstanding shares of Springland Beverages, Inc. making Springland Beverages, Inc. a wholly owned subsidiary of the Company. This transaction created a change in control of the Company. Mr. Ralph Moyal received 15,000,000 of the exchanged shares placing him in a position of owning 81.5% of the Company. Also, pursuant to the Exchange Agreement, Mr. Moyal became a director of the Company and the current officers and directors resigned. In addition to the shares issued, 602,772 warrants were issued to the shareholders of Springland Beverages, Inc. to purchase an equal number of the Company's shares. The warrants expired September 16, 2001 without being exercised.

The Company will operate through its wholly owned subsidiary, Springland Beverages, Inc., an Ontario, Canada corporation. Springland intends to supply natural spring water and water related beverages, initially in the U.S. market but eventually as a global operation.

The Company has registered the trademarks ''Springland'' and ''Aurora'' in both the United States and Canada. The Company is in the process of negotiating the purchase of an operating beverage plant. The Company intends to identify operating beverage and beverage related companies for future acquisitions.

Natural spring water is defined by the U. S. Food and Drug Administration as ''bottled water derived from an underground formation from which water flows naturally to the surface of the earth.'' Springland's potential source of water meets this definition as evidenced by studies conducted on the lands including a reporting letter from the Ontario Ministry of the Environment. The water source the is under the option held by Springland is located on approximately 62 acres with two major springs. The Ontario Ministry of the Environment has issued permits allowing for 150,000 imperial gallons per day for 300 days on an annual basis. The permits were originally issued in 1984 and subsequently renewed in 1993 until the year 2003.

In the realm of nonalcoholic drinks, consumers spend more money on carbonated soft drinks than anything else. The sector is dominated by three major competitors that together control nearly 80% of the global market. Coca-Cola controls approximately 50% of the market, followed by Pepsi at about 21% and Cadbury Schweppes at 7%. For many years the nonalcoholic sector has engaged in a power struggle between the Cola War principals, Coke and Pepsi. The industry giants have begun looking to the non-carbonated beverage sector and relying on new product introduction for growth.

Worldwide consumption of natural spring water is a $35 billion market. In the U.S. water sales rose 13.9% in 1999 to $5.2 billion according to Beverage Marketing Corporation. The bottled water market is divided into two distinct categories: non-carbonated which accounts for approximately 91% of bottled water sales and carbonated which accounts for approximately 9% of bottled water sales. Bottled water continues to have increased sales. In 2000, the segment rose some 28%. Sales volume rose 8.3% to 5 billion gallons, twice what it was in 1992. Wholesale dollars increased 9.3%. Currently, per capita consumption of bottled water is at an all time high of 18.2 gallons.

Following the acquisition of an operating plant, the Company plans to initiate an aggressive marketing campaign to establish the Springland name. The Company will strive for corporate brand identification by increasing exposure within the water and water related industry. The Company intends to develop sales literature, demonstration materials and direct response promotions. In addition, the Company intends to use direct mail, fax and telemarketing campaigns for sales generation. The Company recognizes that advertising and promotion must be done aggressively in order to accomplish sales goals. Along with ad campaigns, the Company will release key press releases and reports to appropriate journals and market specific trade shows. Trade show marketing may include informational brochures and giveaways.

In October, the Company entered into an Investment Banking Agreement with Geneva Capital & Finance Group, LLC whereby Geneva will act as a consultant to provide investment banking and advisory services to the Company.

Subsequent to the date of this report, the Company adopted the 2001 Stock Option Plan and allocated 500,000 shares of common stock to be granted pursuant to the plan.

Employees

At the present time, Ralph Moyal is the only employee. At such time as the Company commences operations additional employees will be hired as necessary.

Item 2. Description of Property.

Until such time as the Company completes a plant acquisition, the President of the Company, Ralph Moyal is providing office space at no cost to the Company. The address is 2 Rodeo Court, Toronto, Ontario Canada M2M 4M3, telephone 416-512-2356.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Securities Holders.

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company's common stock is quoted on the Over the Counter Bulletin Board under the symbol TLSU. Trading in the common stock has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the fiscal years ended September 2000 and 2001 are as follows:
YEAR	BID	BID	ASK	ASK
2000	HIGH	LOW	HIGH	LOW
Oct. 18 Thru Dec. 29 (First Available)	1.875	1.50	3	2.125
YEAR	BID	BID	ASK	ASK
2001	HIGH	LOW	HIGH	LOW
First Quarter	2.125	.625	2.50	1.125
Second Quarter	1.41	.46	1.50	1.06
Third Quarter	1.60	.31	2.40	.80
Oct. 1 thru Dec. 24.60		.25	1.65

As of September 30, 2001, there were approximately 58 shareholders of record holding a total of 18,403,500 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Item 6. Management's Discussion and Analysis or Plan of Operation.

Results of Operations for the period ending September 30, 2001

The Company changed its fiscal year end from March 31 to September 30 as reported in the Form 8-K filed August 2001.

The Company discontinued its educational service business on August 18, 2001 and has not yet implemented operations in the beverage industry.

For the six months ended September 30, 2001 the Company had expenses of $6,734 consisting of office expense and professional fees. Also during this period, the Company experienced a loss on expiration of land options in the amount of $63,407. Loss on sale of discontinued operations was $2,674 and loss from discontinued operations was $826. The total net loss for the six months ended September 30, 2001 was $71,989.

Liquidity and Capital Resources

As of September 30, 2001, the Company had $1,745 cash on hand and total current liabilities of $61,643 for a working capital deficit of $59,898.

Management believes the Company's ability to raise additional capital to meet its needs depends on the ability to demonstrate that the Company can generate profits from sales of its products and services. If necessary, the Company may raise additional capital in an equity offering.

The Company has no material commitments for capital expenditures for the next twelve months.

Item 7. Financial Statements.

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 10.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company as of October 31, 2001.

Name	Age	Position	Director or Officer Since
Ralph Moyal	66	President, Treasurer, Secretary and Director	August 2001
David Shaw	53	Chairman of the Board	August 2001
Walter Perchal	49	Director	August 2001
Mario DiGenova	46	Director	August 2001

All officers hold their positions at the will of the Board of Directors. All directors hold their positions for one year or until their successors are elected and qualified. Set forth below is certain biographical information regarding each of the Company's executive officers and directors:

Ralph Moyal, President and Director. Mr. Moyal was the Chief Executive and then later was the Chairman of Blue Mountain Beverages and founder of Distribution Canada, Inc. In 1995 he retired as the President of Blue Mountain Beverages and has been self employed since that time. He has over 30 years in the food and beverage industry and was selected two years consecutively as Ontario's Top 100 Entrepreneurs by the Ontario Business Journal.

David Shaw, Chairman of the Board. Mr. Shaw is the President and CEO of Knightbridge Human Capital Management, Inc. since 2001. From 1996 to 1999 Mr. Shaw was President and CEO of Pepsi Cola Canada Beverages and from 1994 to 1996, Mr. Shaw was General Manager for Pepsi Cola Turkey, Istanbul Turkey. He currently is a director for two public companies. Since 1999 he has been a director for Maxxcom, Inc. and since 2001 he has been a director for Microforum, Inc.

Walter Perchal, Director. Since 1980, Professor Perchal has been employed at York University in Toronto, Ontario. Professor Perchal has taught a variety of classes at York University in the Faculty of Arts and The Schulich School of Business. He is also a director of the following companies; Trimol Group, Inc. since 2001, Aluminum Power, Inc. since 1999, Peter Mielzynski Agencies, Inc. since 1996 and Wave Genetics, Inc. since 2000.

Mario DiGenova, Director. For the past ten years, Mr. DiGenova has been co-owner of Brentview Construction and Toronto Concrete & Drain where he is engaged in the residential construction business.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended September 30, 2001 was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

Item 10. Executive Compensation

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation
Ralph Moyal Chief Executive Officer Director	2001	-0-	-0-	-0-
Natalie Shahvaran Chief Executive Officer Director	2001 2000 1999	30,500 11,300 -0-	-0- -0- -0-	-0- -0- -0-
Michael Strahl Secretary	2001 2000 1999	22,500 1,550 -0-	-0- -0- -0-	-0- -0- -0-
Susan Turner Treasurer	2001 2000 1999	1,000 -0- -0-	-0- -0- -0-	-0- -0- -0-

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of September 30, 2001, the name and the number of shares of the Registrant's Common Stock, par value $.01 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 18,403,500 issued and outstanding shares of the Registrant's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Common	Ralph Moyal (1)	15,000,000	81.5%
	2 Rodeo Court Toronto, Ontario Canada M2M 4M3
Common	David Shaw (1)	-0-	-0-
	2 Glenallan Road Toronto, Ontario Canada M5R 2A9
Common	Walter Perchal (1)	-0-	-0-
	25 Holbrooke Ave. Toronto, Ontario Canada M8Y 3B3
Common	Mario DiGenova (1)	-0-	-0-
	35 Oak Street, Suite 110 Westen, Ontario Canada M9N 1A1
Common	Officers and Directors as a Group: 4 people	15,000,000	81.5%

(1) Officer and/or director.

There are no contracts or other arrangements that could result in a change of control of the Company.

Item 12. Certain Relationships and Related Transactions.

As of September 30, 2001, the Company owed $40,359 to Ralph Moyal for various advances made to the Company's wholly owned subsidiary. The advances are unsecured and due on demand.

During the year ended March 31, 2001, the Company paid $17,000 to Internet Finance, a company controlled by Robert Strahl, a shareholder of the Company, for assistance in the formation of its corporate structure and for the use of their contacts in assisting with the development of a public market for the Company's common stock. The Company also paid $2,000 to the same shareholder for additional services.

During the year ended March 31, 2001, the Company paid $30,500 to our President, Natalie Shahvaran, for consulting services.

During the year ended March 31, 2001, the Company paid $4,700 to one of the Company's founders, Melissa DeAnzo, for support services.

Ralph Moyal provides office space to the Company at no charge.

Other than as described herein, the Company is not expected to have significant further dealing with affiliates. However, if there are such dealings, the parties will attempt to deal on terms competitive in the market and on the same terms that either party would deal with a third person. Presently, none of the officers and directors have any transactions which they contemplate entering into with the Company.

Item 13. Exhibits and Reports on Form 8-K.

Reports on Form 8-K

A report on Form 8-K was filed with the Securities and Exchange Commission on August 28, 2001 reporting on Changes in Control of Registrant, Acquisition or Disposition of Assets, and Changes in Registrant's Certifying Accountant. Another Form 8-K was filed on September 14, 2001 that provided the remaining financial information regarding the Acquisition of Assets.

Exhibits

Exhibit No.	Description	Location
10	Geneva Securities Agreement	Attached
99	2001 Stock Option Plan	Attached

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trading Solutions.com, Inc.

Date: December 27, 2001	By: /s/ Ralph Moyal
Ralph Moyal, Chief Executive Officer and Director
Date: December 27, 2001	By: /s/ Ralph Moyal
Ralph Moyal, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 27, 2001	By: /s/ Ralph Moyal
Ralph Moyal
Director
Date: December 27, 2001	By: /s/ David Shaw
David Shaw
Director
Date: December 27, 2001	By: /s/ Walter Perchal
Walter Perchal
Director
Date: December 27, 2001	By: /s/ Mario DiGenova
Mario DiGenova
Director

TRADING SOLUTIONS.COM INCORPORATED AND SUBSIDIARY

(A Development Stage Enterprise)

CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended September 30, 2001 and the Year Ended March 31, 2001

To the Board of Directors

Trading Solutions.com Incorporated

Toronto, Ontario Canada

We have audited the accompanying consolidated balance sheet of Trading Solutions.com Incorporated and Subsidiary (A Development Stage Enterprise) as of September 30, 2001 and the related consolidated statement of income, stockholders' equity, and cash flows for the six months ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Trading Solutions.com Incorporated for the year ended March 31, 2001 were examined by other auditors whose report dated June 27, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessment of the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Trading Solutions.com Incorporated and Subsidiary as of September 30, 2001 and the results of its operations and its cash flows for the six months then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has incurred net losses from operations and has received minimal revenue, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Respectfully,

/s/ Freedman & Goldberg

Freedman & Goldberg

Certified Public Accountants

Farmington Hills, Michigan

December 15, 2001

TRADING SOLUTIONS.COM INCORPORATED AND SUBSIDIARY

(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

As of September 30, 2001 and March 31, 2001

ASSETS
	September 30,2001	March 31,2001
Current Assets
Cash	$ 1,745	$ -0-
Total Current Assets	1,745	-0-

Total Assets	$ 1,745	$ -0-
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable - Trade	$ 9,251	$ -0-
Accrued Expenses	6,733	-0-
Shareholder Advances	40,359	-0-
Net Current Liabilities of Discontinued Operations	5,300	3,452
Total Current Liabilities	61,643	3,452

Total Liabilities	61,643	3,452
Stockholders' Equity (Deficit)
Common Stock, $.01 Par Value, 20,000,000 Shares Authorized, 18,403,500 and 2,861,000, Shares Issued and Outstanding, Respectively	44,153	28,610
Additional Paid-In Capital	207,380	207,380
Accumulated Deficit During The Development Stage	(311,431)	(239,442)
Total Stockholders' Equity (Deficit)	(59,898)	(3,452)
Total Liabilities and Stockholders' Equity (Deficit)	$ 1,745	$ -0-

The accompanying notes are an integral part of the financial statements

TRADING SOLUTIONS.COM INCORPORATED AND SUBSIDIARY

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF INCOME

For the Six Months Ended September 30, 2001 and For the Year Ended March 31, 2001

	Cumulative From Inception May 14, 1999 to September 30, 2001	September 30, 2001	March 31, 2001
Income	$ -0-	$ -0-	$ -0-
Expenses
Office Supplies	11	11	-0-
Professional Fees	6,723	6,723	-0-
Total Expenses	6,734	6,734	-0-
Operating Loss	(6,734)	(6,734)	-0-
Other Income (Expense)
Loss on Expiration of Land Options	(63,407)	(63,407)	-0-
Total Other Income (Expense)	(63,407)	(63,407)	-0-
Loss From Continuing Operations	(70,141)	(70,141)
Loss on Sale of Discontinued Operations, Net of Income Taxes	(2,674)	(2,674)	-0-
Income From Discontinued Operations, Net of Income Taxes	(238,616)	826	(110,578)

Net Income (Loss)	$ (311,431)	$ (71,989)	$ (110,578)

Weighted Average Number of Shares Outstanding	3,585,433	4,751,373	2,828,334

Loss From Continuing Operation Per Share	$ (.02)	$ (.01)	$ (.00)

Net Loss Per Share	$ (.09)	$ (.02)	$ (.04)

The accompanying notes are an integral part of the financial statements

TRADING SOLUTIONS.COM INCORPORATED AND SUBSIDIARY

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

From the Date of Inception (May 14, 1999) through September 30, 2001

Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Shares Issued
May 14, 2000 Founders Stock	2,495,000	$ 24,950	$ (22,455)	$ -0-	$ 2,495
May 14, 2000 Options	85,000	850	41,645	-0-	42,495
May 18, 1999	14,000	140	6,860	-0-	7,000
May 21, 1999	2,000	20	980	-0-	1,000
May 24, 1999	3,000	30	1,470	-0-	1,500
May 27, 1999	2,000	20	980	-0-	1,000
June 2, 1999	10,000	100	4,900	-0-	5,000
June 3, 1999	2,000	20	980	-0-	1,000
June 4, 1999	4,000	40	1,960	-0-	2,000
June 7, 1999	2,000	20	980	-0-	1,000
June 13, 1999	2,000	20	980	-0-	1,000
June 16, 1999	3,000	30	1,470	-0-	1,500
June 17, 1999	10,000	100	4,900	-0-	5,000
June 22, 1999	2,000	20	980	-0-	1,000
June 25, 1999	1,000	10	490	-0-	500
June 27, 1999	6,000	60	2,940	-0-	3,000
June 29, 1999	12,000	120	5,880	-0-	6,000
June 30, 1999	2,000	20	900	-0-	1,000
July 1, 1999	15,000	150	7,350	-0-	7,500
July 2, 1999	14,000	140	6,860	-0-	7,000
July 5, 1999	3,000	30	1,470	-0-	1,500
July 8, 1999	6,000	60	2,940	-0-	3,000
July 12, 1999	2,000	20	980	-0-	1,000
July 14, 1999	3,000	30	1,470	-0-	1,500
November 23, 1999	2,000	20	980	-0-	1,000
November 29, 1999	2,000	20	980	-0-	1,000
December 3, 1999	20,000	200	9,800	-0-	10,000
December 9, 1999	2,000	20	980	-0-	1,000
December 13, 1999	10,000	100	4,900	-0-	5,000
December 20, 1999	20,000	200	9,800	-0-	10,000
December 21, 1999	4,000	40	1,960	-0-	2,000
Net Loss for the Period Ended March 31, 2000	-0-	-0-	-0-	(128,864)	(128,864)
Balance, March 31, 2000	2,760,000	27,600	107,390	(128,864)	6,126
Shares Issued
June 26, 2000	35,000	330	34,650	-0-	35,000
July 18, 2000	21,000	210	20,790	-0-	21,000
July 19, 2000	3,000	30	2,970	-0-	3,000
July 21, 2000	25,000	250	24,750	-0-	25,000
August 1, 2000	13,000	130	12,870	-0-	13,000
August 4, 2000	2,000	20	1,980	-0-	2,000
November 21, 2000	2,000	20	1,980	-0-	2,000
Net Loss for the Year Ended March 31, 2001	-0-	-0-	-0-	(110,578)	(110,578)
Balance, March 31, 2001	2,861,000	28,610	207,380	(239,442)	(3,452)
August 18, 2001 Exchange Of Shares for Springland Beverages, Inc.	15,542,500	15,543	-0-	-0-	15,543
Net Loss For the Six Months Ended September 30, 2001	-0-	-0-	-0-	(71,989)	(71,989)
Balance, September 30, 2001	18,403,500	$ 44,153	$ 207,380	$ 549,796	$(59,898)

The accompanying notes are an integral part of the financial statements

TRADING SOLUTIONS.COM INCORPORATED AND SUBSIDIARY

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2001 and For the Year Ended March 31, 2001

	Cumulative FromInception May 14, 1999 to September 30, 2001	September 30, 2001	March 31, 2001
Cash Flows From Operations
Net Loss From Continuing Operations	$ (70,141)	$ (70,141)	$ -0-
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities
Land Option Acquired in Stock Exchange	60,260	60,260	-0-
Increase (Decrease) In:
Accounts Payable and Accrued Expenses	5,890	5,890	-0-
Net Cash Used In Continuing Operations	(3,991)	(3,991)	-0-
Net Cash Used In Discontinued Operations	(198,111)	(4)	(104,614)
Net Cash Used In Operating Activities	(202,102)	(3,995)	(104,614)
Cash Flows From Investing Activities
Equipment Purchases	(3,879)	-0-	(1,073)
Net Cash Used In Investing Activities	(3,879)	-0-	(1,073)
Cash Flows From Financing Activities
Proceeds From Shareholder Advances	3,969	3,969	-0-
Short Term Borrowing	3,000	-0-	-0-
Payment of Short Term Borrowing	(3,000)	-0-	-0-
Issuance of Common Stock	201,990	-0-	101,000
Cash From Subsidiary Acquired Via Stock Exchange	1,767	1,767	-0-
Net Cash Provided By Financing Activities	207,726	5,736	101,000

Increase (Decrease) in Cash	1,745	1,741	(4,687)
Balance, Beginning of Period	-0-	4	4,691
Balance, End of Period	$ 1,745	$ 1,745	$ 4

The accompanying notes are an integral part of the financial statements

TRADING SOLUTIONS.COM INCORPORATED AND SUBSIDIARY

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

This summary of significant accounting policies of Trading Solutions.com Incorporated and Subsidiary (the Company) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

A. Nature of Operations - Trading Solutions.com Incorporated was incorporated under the laws of the State of Nevada on May 14, 1999. The Company was established to provide educational services for people interested in on-line investing. The Company also intended to establish a corporate trading account and manage money. The Company further intended to establish or acquire an e-commerce business to link with the trading school. Since its inception, the Company has been in a developmental stage. The only activities have been organizational matters and the sale of stock. During the six months ended September 30, 2001, the company ceased its development of the above business.

In August 2001, the Company acquired Springland Beverages, Inc., a wholly owned subsidiary. Springland Beverages, Inc. is also in a developmental stage and is pursuing the bottled water and related beverage market. The only activities of Springland Beverages, Inc. has been the acquisition of an option to purchase land and the registration of trademarks in the United States and Canada.

B. Basis of Consolidation - The consolidated financial statements include the accounts of Springland Beverages, Inc., a wholly owned subsidiary located in Toronto, Ontario. All significant intercompany accounts and transactions have been eliminated in consolidation.

C. Revenues - The Company recognizes revenue at time services are rendered for educational services and upon shipment for beverage sales.

E. For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

F. Property, Equipment and Related Depreciation - Property and equipment are recorded at cost. Depreciation is computed by the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes. Estimated lives range from five to ten years. Depreciation charged to discontinued operations was $189 and $840 for the periods ended September 31, 2001 and March 31, 2001, respectively. When properties are disposed of, the related costs and accumulated depreciation are removed from the respective accounts and any gain or loss on disposition is recognized currently. Maintenance and repairs which do not improve or extend the lives of assets are expensed as incurred.

G. In accordance with SFAS No. 121, the Company reviews its long-lived assets, including property and equipment, goodwill and other identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. The Company had no impairment of assets during the periods ended September 30, 2001 and March 31, 2001.

H. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

I. Income Taxes - The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company's consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

J. Foreign Currency Translation - The income statements of foreign operations are translated into U.S. dollars at rates of exchange in effect each month. The balance sheets of these operations are translated at period-end exchange rates, and the differences from historical exchange rates are reflected in stockholders' equity as unrealized currency translation adjustments. During the periods ended September 30, 2001 and March 31, 2001, there were no unrealized currency translation adjustments.

K. Change in Fiscal Year - On August 28, 2001, the Board of Directors determined it is in the Company's best interest to change its fiscal year to be the same as its wholly owned subsidiary. Therefore, the Company has changed its fiscal year from March 31 to September 30.

Note 2. Property and Equipment

The major components of property and equipment are as follows:

	September 30, 2001	March 31, 2001
Computer Equipment	$ -0-	$ 2,606
Office Furniture	-0-	1,273
	-0-	3,879
Less: Accumulated Depreciation	-0-	1,016
Net Property and Equipment	$ -0-	$ 2,863

The above property and equipment were all used in the education services business segment which was discontinued during the six months ended September 30, 2001. (See Note 11)

Note 3. Shareholder Advances

As of September 30, 2001 the Company owed $40,359 to an officer/stockholder for various advances made to the Company's wholly owned subsidiary. The advances are unsecured and due on demand.

Note 4. Common Stock

On August 18, 2001, the company exchanged 15,542,500 shares of its common stock in exchange for 100% of the outstanding stock of Springland Beverages, Inc. (See Note 9)

During the year ended March 31, 2001, the Company initiated a public stock offering of 300,000 shares of its common stock. The offering was closed in July 2000 and raised $101,000 from the sale of 101,000 shares of common stock.

Note 5. Per Share Computation

Earnings per share have been calculated based on the weighted average number of shares outstanding.

Note 6. Income Taxes

The provision for income taxes consists of the following components:
	September, 30, 2001	March 31, 2001
Current:
Current Tax Benefit	$ 566	$ 35,916
Deferred Tax Expense	(566)	(35,916)
Net Tax Expense	$ -0-	$ -0-

Deferred taxes are detailed as follows:
	September 30, 2001	March 31, 2001
Deferred Income Tax Assets
Net Operating Loss Available	$ 55,962	$ 55,396
Valuation Allowance	55,962	55,396
Net Deferred Income Tax Asset	$ -0-	$ -0-

The valuation allowance is evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time the allowance will either be increased or reduced; reduction would result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer required.

Note 7. Related Party Transaction

During the year ended March 31, 2001, the Company paid $17,000 to a shareholder for assistance in the formation of its corporate structure and for the use of their contacts in assisting with the development of a public market for the Company's common stock. The Company also paid $2,000 to the same shareholder for additional services.

During the year ended March 31, 2001, the Company paid $30,500 to another shareholder for consulting services.

During the year ended March 31, 2001, the Company paid $4,700 to one of the Company's founders for support services.

Note 8. Cash Flow Disclosures

On August 18, 2001, the Company issued 15,542,500 shares of its common stock in exchange for 100% of the outstanding stock on Springland Beverages, Inc. in a non-cash transaction. (See Note 9)

Note 9. Acquisition of Subsidiary

On August 18, 20001, the Company acquired 100% of the outstanding stock of Springland Beverages, Inc., a Canadian corporation, via the issuance of 15,542,500 shares of its common stock valued at par value ($.001 per share) or $15,543. Springland Beverages, Inc. is in a developmental stage and is pursuing the bottled water and related beverage market. The only activities of Springland Beverages, Inc. has been the acquisition of a option to purchase land and the registration of trademarks in the United States and Canada. The exchange created a change in control of the Company. As a result, the majority shareholder of Springland Beverages, Inc. became the majority shareholder and also became the sole director and officer of the company. The Company accounted for this acquisition using the purchase method of accounting. The purchase price was allocated as follows:

Cash	$ 1,767
Land Option	60,260
Total Assets	62,027
Accounts Payable	5,881
Accrued Expenses	4,213
Shareholder Advances	36,390
Total Liabilities	46,484
Net Assets Acquired	$ 15,543

On a pro-forma basis, reflecting this acquisition as if it had taken place at the beginning of the respective periods, net revenues, net earnings (loss) and earnings (loss) per share for the six months ended September 30, 2001 and for the year ended March 31, 2001 would have been as follows:
	September 30, 2001	March 31, 2001
Net Revenues	$ -0-	$ -0-
Net Loss	$(80,030)	$(126,782)
Net Loss per Share	$ (.01)	$ (.01)

The above pro-forma results are not indicative of either future financial performance or actual results which would have occurred had the acquisition taken place at the beginning of the respective periods.

Note 10. Segmental Data

The Company's operations are classified into two principal reportable segments that provide different products or services. Separate management of each segment is required because each business unit is subject to different marketing strategies. Below is summarized segmental data for the six months ended September 30, 2001 and for the year ended March 31, 2001.
	Education Services	Education Services	Beverage Market	Beverage Market	Total	Total
	September 30	March 31	September 30	March 31	September 30	March
External Revenue	8,000	22,963	-0-	-0-	8,000	22,963
Intersegment Revenue	-0-	-0-	-0-	-0-	-0-	-0-
Interest Revenue	-0-	-0-	-0-	-0-	-0-	-0-
Interest Expense	-0-	-0-	-0-	-0-	-0-	-0-
Depreciation and Amortization	189	840	-0-	-0-	189	840
Profit (Loss)	(1,848)	(110,578)	(70,141)	-0-	(71,989)	(110,578)
Total Assets	-0-	4,562	1,745	-0-	1,745	4,562
Expenditures for Long-Lived Assets	-0-	1,073	-0-	-0-	-0-	1,073

Note 10. Segmental Data (Continued)

The education services segment derives its revenues from the service fees charge for educational services relating to on-line investing. During the period ended September 30, 2001, the Company discontinued the development of this business.

The beverage market segment will derive its revenues from the sale of bottled water to distributors initially in the United States. As of September 30, 2001, the Company has not begun any operations for this segment.

The Company maintains separate records for each segment. The accounting policies applied by each of the segments are the same as those used by the Company in general.

Note 11. Discontinued Operations

In August 18, 2001, the Company discontinued the development of its educational service business segment. This disposal has been accounted for as a discontinued operation and, accordingly, its net assets (liabilities) have been segregated from continuing operations in the accompanying consolidated balance sheets, and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statement of income and cash flows.

Information relating to the discontinued operations of the educational service business segment for the six months ended September 30, 2001 and the year ended March 31, 2001 is as follows:

	September 30, 2001	March 31, 2001
Income	$ 8,000	$ 22,963
Expenses
Advertising	-0-	17,975
Bad Debts	1,695	-0-
Bank Charges	-0-	149
Consulting Fees	-0-	63,984
Depreciation	189	840
Dues and Subscriptions	-0-	453
Office Supplies	141	5,808
Postage	-0-	1,424
Professional Fees	5,000	13,722
Rent	-0-	3,600
Tax and Licenses	-0-	180
Telephone	-0-	3,292
Travel	149	21,314
Total Expenses	7,174	132,741
Operating Income (Loss)	826	(109,778)
Other Income (Expense)
State Franchise Tax	-0-	(800)
Total Other Income (Expense)	-0-	(800)
Net Income (Loss)	$ 826	$ (110,578)

Note 11. Discontinued Operations (Continued)

The net assets and liabilities of the discontinued operations of the education services business segment included in the accompanying consolidated balance sheets as of September 30, 2001 and March 31, 2001 are as follows:

	September 30,2001	March 31,2001
Current Assets
Cash	$ -0-	$ 4
Other Receivables	-0-	1,695
Property and Equipment, Net	-0-	2,863
Current Liabilities
Accounts Payable	(4,500)	(7,214)
Accrued Expenses	(800)	(800)
Net Assets (Liabilities)	$ (5,300)	$ (3,452)

Note 12. Going Concern

From the date of inception to September 30, 2001, the Company has net losses from operations with raise substantial doubt about its ability to continue as a going concern.

Management has discontinued its efforts to develop an educational service business.

Through the acquisition of a new subsidiary, the Company is looking to develop a business in the bottled water and related beverage market. The Company is seeking to acquire an operating plant and source of natural spring water. Upon location of a plant and water source, the Company will need to raise capital to finance such acquisition and begin marketing its product.

The Company's ability to continue as a going concern is dependent upon the Company ability to raise capital and acquire or establish a profitable operation in the bottled water market.

There is no assurance that the Company will be successful in its efforts to raise additional proceeds or achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.