Form 10QSB
period 2001-12-31
TRADING SOLUTIONS COM INC
filed 2002-02-19
CIK 1092662

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 333-85787

TRADING SOLUTIONS.COM, INC.

(Exact name of small business issuer as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	88-0425691 (IRS Employer Identification No.)

2 Rodeo Court, Toronto, Ontario Canada M2M 4M3

(Address of principal executive offices)

416-512-2356

(Issuer's telephone number)

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 18, 2002, the Registrant had outstanding 18,403,500 shares of Common Stock, par value $0.001.

FORM 10-QSB

TRADING SOLUTIONS.COM, INC.

PART I.

FINANCIAL INFORMATION

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

To the Board of Directors

Trading Solutions.com Incorporated

Toronto, Ontario Canada

We have reviewed the accompanying consolidated balance sheet of Trading Solutions.com Incorporated and Subsidiary (A Development Stage Enterprise) as of December 31, 2001 and the related statements of income and retained earnings, comprehensive income, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the Company's management.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the statement of an opinion regarding the financial statements taken as whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The financial statements of Trading Solutions.com Incorporated for the nine months ended December 31, 2000 were reviewed by other accountants, whose report dated February 9, 2001, stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles.

Respectfully,

Freedman & Goldberg

Certified Public Accountants

Farmington Hills, Michigan

February 7, 2002

TRADING SOLUTIONS.COM INCORPORATED AND SUBSIDIARY

(A Development State Enterprise)

CONSOLIDATED BALANCE SHEETS

As of December 31, 2001 and 2000

ASSETS
	2001	2000
Current Assets
Cash	$ 1,100	$ -0-
Net Current Assets of Discounted Operations	-0-	23,705
Total Current Assets	1,100	23,705
Property and Equipment
Net property and Equipment of Discounted Operations	-0-	2,946

Other Assets
Trademark, Net of Accumulated Amortization of $90	4,171	-0-
Total Assets	$ 5,271	$ 26,651
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable - Trade	$ 15,151	$ -0-
Accrued Expenses	7,011	-0-
Shareholder Advances	42,438	-0-
Net Current Liabilities of Discontinued Operations	5,300	-0-
Total Current Liabilities	69,900	-0-
Total Liabilities	69,900	-0-
Stockholders' Equity (Deficit)
Common Stock, $.01 Par Value, 20,000,000 Shares Authorized, 18,403,500 and 2,861,000, Shares Issued and Outstanding, Respectively	44,153	28,610
Additional Paid-In Capital	207,380	207,380
Accumulated Deficit During The Development Stage	(317,388)	(209,339)
Accumulated Other Comprehensive Income	1,226	-0-
Total Stockholders' Equity (Deficit)	(64,629)	26,651
Total Liabilities and Stockholders' Equity (Deficit)	$ 5,271	$ 26,651

See accompanying accountants review report and notes to financial statements

TRADING SOLUTIONS.COM INCORPORATED AND SUBSIDIARY

(A Development State Enterprise)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended December 31,2001 and for the Nine Months Ended December 31, 2000

	Cumulative From Inception May 14, 1999 to December 31, 2001	December 31, 2001	December 31, 2000
Income	$ -0-	$ -0-	$ -0-
Expenses
Amortization	90	90	-0-
Auto Expense	487	487	-0-
Franchise taxes	800	800	-0-
Office	445	434	-0-
Professional Fees	9,116	2,393	-0-
Rent	473	473	-0-
Telephone	277	277	-0-
Travel and Entertainment	1,003	1,003	-0-
Total Expenses	12,691	5,957	-0-
Operating Loss	(12,691)	(5,957)	-0-
Other Income (Expense)
Loss on Expiration of Land Options	(63,407)	-0-	-0-
Total Other Income (Expense)	(63,407)	-0-	-0-
Loss From Continuing Operations	(76,098)	(5,957)	-0-
Loss on Sale of Discontinued Operations, Net of Income Taxes	(2,674)	-0-	-0-
Income From Discontinued Operations, Net of Income Taxes	(238,616)	-0-	(80,475)

Net Income (Loss)	$ (317,388)	$ (5,957)	$ (80,475)

Weighted Average Number of Shares Outstanding	4,727,749	18,403,500	2,785,295

Loss From Continuing Operation Per Share	$ (.02)	$ (.00)	$ (.00)

Net Loss Per Share	$ (.07)	$ (.00)	$ (.03)

See accompanying accountants review report and notes to financial statements

TRADING SOLUTIONS.COM INCORPORATED AND SUBSIDIARY

(A Development State Enterprise)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended December 31,2001 and for the Nine Months Ended December 31, 2000

	Cumulative From Inception May 14, 1999 to December 31, 2001	December 31, 2001	December 31, 2000
Net income (Loss)	$(317,388)	$(5,957)	$ (80,475)
Other Comprehensive Loss, Net of Tax:
Foreign currency translation Adjustment	1,226	1,226	-0-
Comprehensive Income (Loss)	$(316,162)	$(4,731)	$(80,475)

See accompanying accountants review report and notes to financial statements

TRADING SOLUTIONS.COM INCORPORATED AND SUBSIDIARY

(A Development State Enterprise)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

From the Date of Inception (May 14, 1999 through December 31, 2001)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Shares Issued May 14, 1999 Founders	2,495,000	$ 24,950	$ (22,455)	$ -0-	$ -0-	$ 2,495
May 14, 1999 Options	85,000	850	41,645	-0-	-0-	42,495
May 18, 1999	14,000	140	6,860	-0-	-0-	7,000
May 21, 1999	2,000	20	980	-0-	-0-	1,000
May 24, 1999	3,000	30	1,470	-0-	-0-	1,500
May 27, 1999	2,000	20	980	-0-	-0-	1,000
June 2, 1999	10,000	100	4,900	-0-	-0-	5,000
June 3, 1999	2,000	20	980	-0-	-0-	1,000
June 4, 1999	4,000	40	1,960	-0-	-0-	2,000
June 7, 1999	2,000	20	980	-0-	-0-	1,000
June 13, 1999	2,000	20	980	-0-	-0-	1,000
June 16, 1999	3,000	30	1,470	-0-	-0-	1,500
June 17, 1999	10,000	100	4,900	-0-	-0-	5,000
June 22, 1999	2,000	20	980	-0-	-0-	1,000
June 25, 1999	1,000	10	490	-0-	-0-	500
June 27, 1999	6,000	60	2,940	-0-	-0-	3,000
June 29, 1999	12,000	120	5,880	-0-	-0-	6,000
June 30, 1999	2,000	20	900	-0-	-0-	1,000
July 1, 1999	15,000	150	7,350	-0-	-0-	7,500
July 2, 1999	14,000	140	6,860	-0-	-0-	7,000
July 5, 1999	3,000	30	1,470	-0-	-0-	1,500
July 8, 1999	6,000	60	2,940	-0-	-0-	3,000
July 12, 1999	2,000	20	980	-0-	-0-	1,000
July 14, 1999	3,000	30	1,470	-0-	-0-	1,500
November 23, 1999	2,000	20	980	-0-	-0-	1,000
November 29, 1999	2,000	20	980	-0-	-0-	1,000
December 3, 1999	20,000	200	9,800	-0-	-0-	10,000
December 9, 1999	2,000	20	980	-0-	-0-	1,000
December 13, 1999	10,000	100	4,900	-0-	-0-	5,000
December 20, 1999	20,000	200	9,800	-0-	-0-	10,000
December 21, 1999	4,000	40	1,960	-0-	-0-	2,000
Net Loss for the Period Ended March 31, 2000	-0-	-0-	-0-	(128,864)	-0-	(128,864)
Balance, March 31, 2000	2,760,000	27,600	107,390	(128,864)	-0-	6,126
Shares Issued June 26, 2000	35,000	350	34,650	-0-	-0-	35,000
July 18, 2000	21,000	210	20,790	-0-	-0-	21,000
July 19, 2000	3,000	30	2,970	-0-	-0-	3,000
July 21, 2000	25,000	250	24,750	-0-	-0-	25,000
August 1, 2000	13,000	130	12,870	-0-	-0-	13,000
August 4, 2000	2,000	20	1,980	-0-	-0-	2,000
November 21, 2000	2,000	20	1,980	-0-	-0-	2,000
Net Loss for the Year Ended March 31, 2001	-0-	-0-	-0-	(110,578)	-0-	(110,578)
Balance, March 31, 2001	2,861,000	28,610	207,380	(239,442)	-0-	(3,452)

See accompanying accountants review report and notes to financial statements

TRADING SOLUTIONS.COM INCORPORATED AND SUBSIDIARY

(A Development State Enterprise)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

From the Date of Inception (May 14, 1999 through December 31, 2001)

August 18, 2001 Exchange of Shares for Springland Beverages, Inc.	15,542,500	15,543	-0-	-0-	-0-	15,543
Net Loss For the Six Months Ended September 30, 2001	-0-	-0-	-0-	(71,989)	-0-	(71,989)
Balance, September 30, 2001	18,403,500	44,153	207,380	(311,431)	-0-	(59,898)
Net Loss For the Three Months Ended December 31,2001	-0-	-0-	-0-	(5,957)	1,226	(4,731)
Balance, December 31, 2001	18,403,500	$44,153	$207,380	$(317,388)	$ 1,226	$(64,629)

See accompanying accountants review report and notes to financial statements

TRADING SOLUTIONS.COM INCORPORATED AND SUBSIDIARY

(A Development State Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended December 31,2001 and for the Nine Months Ended December 31, 2000

	Cumulative From Inception May 14, 1999 to December 31, 2001	December 31, 2001	December 31, 2000
Cash Flows From Operations
Net Loss From Continuing Operations	$ (76,098)	$ (5,957)	$ -0-
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities
Amortization	90	90	-0-
Land Option Acquired in Stock Exchange	60,260	-0-	-0-
Foreign Currency Translation Adjustment	1,226	1,226	-0-
(Increase) Decrease	(4,261)	(4,261)	-0-
Other Assets
Increase (Decrease) In:
Accounts Payable and Accrued Expenses	12,068	6,178	-0-
Net Cash Used In Continuing Operations	(6,715)	(2,724)	-0-
Net Cash Used In Discontinued Operations	(198,111)	-0-	(81,593)
Net Cash Used In Operating Activities	(204,826)	(2,724)	(81,593)
Cash Flows From Investing Activities
Equipment Purchases	(3,879)	-0-	(716)
Net Cash Used In Investing Activities	(3,879)	-0-	(716)
Cash Flows From Financing Activities
Proceeds From Shareholder Advances	6,048	2,079	-0-
Short Term Borrowing	3,000	-0-	-0-
Payment of Short Term Borrowing	(3,000)	-0-	-0-
Issuance of Common Stock	201,990	-0-	101,000
Cash From Subsidiary Acquired Via Stock Exchange	1,767	-0-	-0-
Net Cash Provided By Financing Activities	209,805	2,079	101,000

Increase (Decrease) in Cash	1,100	(645)	18,691
Balance, Beginning of Period	-0-	1,745	4,691
Balance, End of Period	$ 1,100	$ 1,100	$ 23,382

See accompanying accountants review report and notes to financial statements

TRADING SOLUTIONS.COM INCORPORATED AND SUBSIDIARY

(A Development State Enterprise)

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

A. Nature of Operations -- Trading Solutions.com Incorporated was incorporated under the laws of the State of Nevada on May 14, 1999. The Company was established to provide educational services for people interested in on-line investing. The Company also intended to establish a corporate trading account and manage money. The Company further intended to establish or acquire an e-commerce business to link with the trading school. Since its inception, the Company has been in a developmental stage. The only activities have been organizational matters and the sale of stock. The company ceased its development of the above business on August 18, 2001.

In August 2001, the Company acquired Springland Beverages, Inc., a wholly owned subsidiary. Springland Beverages, Inc. is also in a developmental stage and is pursuing the bottled water and related beverage market. The only activities of Springland Beverages, Inc. has been the acquisition of a option to purchase land and the registration of trademarks in the United States and Canada.

B. Basis of Consolidation -- The consolidated financial statements include the accounts of Springland Beverages, Inc., a wholly owned subsidiary located in Toronto, Ontario. All significant intercompany accounts and transactions have been eliminated in consolidation.

C. Revenues - The Company recognizes revenue at time services are rendered for educational services and upon shipment for beverage sales.

E. For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

F. Property, Equipment and Related Depreciation - Property and equipment are recorded at cost. Depreciation is computed by the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes. Estimated lives range from five to ten years. Depreciation charged to discontinued operations was $-0- and $400 for the periods ended December 31, 2001 and 2000, respectively. When properties are disposed of, the related costs and accumulated depreciation are removed from the respective accounts and any gain or loss on disposition is recognized currently. Maintenance and repairs which do not improve or extend the lives of assets are expensed as incurred.

G. In accordance with SFAS No. 121, the Company reviews its long-lived assets, including property and equipment, goodwill and other identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. The Company had no impairment of assets during the periods ended December 31, 2001 and 2000.

TRADING SOLUTIONS.COM INCORPORATED AND SUBSIDIARY

(A Development State Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

J. Foreign Currency Translation -- The income statements of foreign operations are translated into U.S. dollars at rates of exchange in effect each month. The balance sheets of these operations are translated at period-end exchange rates, and the differences from historical exchange rates are reflected in stockholders' equity as cumulative other comprehensive income. During the periods ended December 31, 2001 and 2000, there was $1,226, and 0 unrealized currency translation adjustments.

K. Change in Fiscal Year -- On August 28, 2001, the Board of Directors determined it is in the Company's best interest to change its fiscal year to be the same as its wholly owned subsidiary. Therefore, the Company has changed its fiscal year from March 31 to September 30.

Note 2. Property and Equipment

The major components of property and equipment are as follows:

	December 31, 2001	December 31, 2000
Computer Equipment	$ -0-	$ 2,606
Office Furniture	-0-	916
	-0-	3,522
Less: Accumulated Depreciation	-0-	576
Net Property and Equipment	$ -0-	$ 2,946

The above property and equipment were all used in the education services business segment which was discontinued on August 18, 2001. (See Note 11)

Note 3. Shareholder Advances

As of December 31, 2001 the Company owed $42,438 to an officer/stockholder for various advances made to the Company's wholly owned subsidiary. The advances are unsecured and due on demand.

TRADING SOLUTIONS.COM INCORPORATED AND SUBSIDIARY

(A Development State Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Common Stock

On August 18, 2001, the company exchanged 15,542,500 shares of its common stock in exchange for 100% of the outstanding stock of Springland Beverages, Inc. (See Note 9)

During the nine months ended December 31, 2000, the Company initiated a public stock offering of 300,000 shares of its common stock. The offering was closed in July 2000 and raised $101,000 from the sale of 101,000 shares of common stock.

Note 5. Per Share Computation

Earnings per share have been calculated based on the weighted average number of shares outstanding.

Note 6. Income Taxes

The provision for income taxes consists of the following components:

	December 31, 2001	December 31, 2000
Current:
Current Tax Benefit	$ 612	$ 26,250
Deferred Tax Expense	(612)	(26,250)
Net Tax Expense	$ -0-	$ -0-

Deferred taxes are detailed as follows:
	December 31, 2001	December 31, 2000
Deferred Income Tax Assets
Net Operating Loss Available	$ 56,574	$ 55,396
Valuation Allowance	56,574	55,396
Net Deferred Income Tax Asset	$ -0-	$ -0-

The valuation allowance is evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time the allowance will either be increased or reduced; reduction would result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer required.

Note 7. Related Party Transaction

During the nine months ended December 31, 2000, the Company paid $17,000 to a shareholder for assistance in the formation of its corporate structure and for the use of their contacts in assisting with the development of a public market for the Company's common stock. The Company also paid $2,000 to the same shareholder for additional services.

During the nine months ended December 31, 2000, the Company paid $30,500 to another shareholder for consulting services.

TRADING SOLUTIONS.COM INCORPORATED AND SUBSIDIARY

(A Development State Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the nine months ended December 31, 2000, the Company paid $4,700 to one of the Company's founders for support services.

Note 8. Cash Flow Disclosures

On August 18, 2001, the Company issued 15,542,500 shares of its common stock in exchange for 100% of the outstanding stock on Springland Beverages, Inc. in a non-cash transaction. (See Note 9).

Note 9. Acquisition of Subsidiary

On August 18, 2001, the Company acquired 100% of the outstanding stock of Springland Beverages, Inc., a Canadian corporation, via the issuance of 15,542,500 shares of its common stock valued at par value ($.001 per share) or $15,543. Springland Beverages, Inc. is in a developmental stage and is pursuing the bottled water and related beverage market. The only activities of Springland Beverages, Inc. has been the acquisition of a option to purchase land and the registration of trademarks in the United States and Canada. The exchange created a change in control of the Company. As a result, the majority shareholder of Springland Beverages, Inc. became the majority shareholder and also became the sole director and officer of the company. The Company accounted for this acquisition using the purchase method of accounting. The purchase price was allocated as follows:

Cash	$ 1,767
Land Option	60,260
Total Assets	62,027
Accounts Payable	5,881
Accrued Expenses	4,213
Shareholder Advances	36,390
Total Liabilities	46,484
Net Assets Acquired	$ 15,543

On a pro-forma basis, reflecting this acquisition as if it had taken place at the beginning of the respective periods, net revenues, net earnings (loss) and earnings (loss) per share for the three months ended December 31, 2001 and for the nine months ended December 31, 2000 would have been as follows:

	December 31, 2001	December 31, 2000
Net Revenues	$ -0-	$ -0-
Net Loss	(5,957)	$(122,782)
Net Loss per Share	$ ( .00)	$ (.01)

The above pro-forma results are not indicative of either future financial performance or actual results which would have occurred had the acquisition taken place at the beginning of the respective periods.

TRADING SOLUTIONS.COM INCORPORATED AND SUBSIDIARY

(A Development State Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Segmental Data

The Company's operations are classified into two principal reportable segments that provide different products or services. Separate management of each segment is required because each business unit is subject to different marketing strategies. Below is summarized segmental data for the three months ended December 31, 2001 and for the nine months ended December 31, 2000.

	Education Services		Beverage Market		Total
	12/31/01	12/31/00	12/31/01	12/31/01	12/31/01	12/31/01
External Revenue	-0-	22,963	-0-	-0-	8,000	11,363
Intersegment Revenue	-0-	-0-	-0-	-0-	-0-	-0-
Interest Revenue	-0-	-0-	-0-	-0-	-0-	-0-
Interest Expense	-0-	-0-	-0-	-0-	-0-	-0-
Depreciation and Amortization	-0-	400	90	-0-	90	400
Profit (Loss)	-0-	(80,475)	(5,957)	-0-	(5,957)	(80,475)
Total Assets	-0-	28,023	1,100	-0-	1,100	28,023
Expenditures for Long-Lived Assets	-0-	716	-0-	-0-	-0-	716

Note 10. Segmental Data (Continued)

The education services segment derives its revenues from the service fees charge for educational services relating to on-line investing. During the six months ended September 30, 2001, the Company discontinued the development of this business.

The beverage market segment will derive its revenues from the sale of bottled water to distributors initially in the United States. As of December 31, 2001, the Company has not begun any operations for this segment.

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

TRADING SOLUTIONS.COM INCORPORATED AND SUBSIDIARY

(A Development State Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information relating to the discontinued operations of the educational service business segment for the three months ended December 31, 2001 and the nine months ended December 31, 2000 is as follows:

	December 31, 2001	December 31, 2001
Income	$ -0-	$ 11,363
Expenses
Advertising	-0-	6,931
Bank Charges	-0-	120
Consulting Fees	-0-	43,600
Depreciation	-0-	400
Office Supplies	-0-	2,409
Postage	-0-	659
Professional Fees	-0-	17,140
Rent	-0-	2,700
Tax and Licenses	-0-	180
Telephone	-0-	2,490
Travel	-0-	15,209
Total Expenses	-0-	91,838
Net Income (Loss)	$ -0-	$ (80,475)

The net assets and liabilities of the discontinued operations of the education services business segment included in the accompanying consolidated balance sheets as of December 31, 2001 and 2000 are as follows:

	December 31, 2001	December 31, 2000
Current Assets
Cash	$ -0-	$ 23,382
Other Receivables	-0-	1,695
Property and Equipment, Net	-0-	2,946
Current Liabilities
Accounts Payable	(4,500)	(1,372)
Accrued Expenses	(800)	-0-
Net Assets (Liabilities)	$ (5,300)	$ 26,651

TRADING SOLUTIONS.COM INCORPORATED AND SUBSIDIARY

(A Development State Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Going Concern

From the date of inception to December 31, 2001, the Company has net losses from operations with raise substantial doubt about its ability to continue as a going concern.

Management has discontinued its efforts to develop an educational service business.

Through the acquisition of its subsidiary, the Company is looking to develop a business in the bottled water and related beverage market. The Company is seeking to acquire an operating plant and source of natural spring water. Upon location of a plant and water source, the Company will need to raise capital to finance such acquisition and begin marketing its product.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Forward-Looking Statement Notice

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.

Three Months Ended December 31, 2001 and 2000

The Company had no costs or revenues from operations for the three-month periods that ended December 31, 2001 and 2000, which is attributable to the Company ceasing all operations in the online trading school and initiating the beverage business.

The Company had expenses of $5,957 for the three months ended December 31, 2001, compared to $-0- for the three months ended December 31, 2000. Expenses are attributable to the costs associated in complying with the duties of a publicly held and fully reporting company pursuant to Section 13 of the Securities Exchange Act of 1934.

As a result of the foregoing, the Company realized a net loss of $5,957 for the three months ended December 31, 2001, compared to a net loss of $80,475 for the three months ended December 31, 2000. The net loss for December 31, 2000 was due to loss from discontinued operations.

Liquidity and Capital Resources

At December 31, 2001, the Company had 1,100 in cash and $69,900 in current liabilities. The Company is not currently generating any revenue and depends upon advances from officers and directors to continue operations. The Company anticipates acquiring an existing beverage operation to begin marketing the Springland Beverage name. As of the date of this report, the Company has not identified any acquisition.

Description of the Business

The Company operates through its wholly owned subsidiary, Springland Beverages, Inc., an Ontario, Canada corporation. Springland intends to supply natural spring water and water related beverages, initially in the U.S. market but eventually as a global operation.

The Company has registered the trademarks "Springland" and "Aurora" in both the United States and Canada. The Company is in the process of negotiating the purchase of an operating beverage plant. The Company intends to identify operating beverage and beverage related companies for future acquisitions.

Natural spring water is defined by the U. S. Food and Drug Administration as "bottled water derived from an underground formation from which water flows naturally to the surface of the earth." Springland's potential source of water meets this definition as evidenced by studies conducted on the lands including a reporting letter from the Ontario Ministry of the Environment. The water source the is under the option held by Springland is located on approximately 62 acres with two major spings. The Ontario Ministry of the Environment has issued permits allowing for 150,000 imperial gallons per day for 300 days on an annual basis. The permits were originally issued in 1984 and subsequently renewed in 1993 until the year 2003.

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

World wide consumption of natural spring water is a $35 billion market. In the U.S. water sales rose 13.9% in 1999 to $5.2 billion according to Beverage Marketing Corporation. The bottled water market is divided into two distinct categories: non-carbonated which accounts for approximately 91% of bottled water sales and carbonated which accounts for approximately 9% of bottled water sales. Bottled water continues to have increased sales. In 2000, the segment rose some 28%. Sales volume rose 8.3% to 5 billion gallons, twice what it was in 1992. Wholesale dollars increased 9.3%. Currently, per capita consumption of bottled water is at an all time high of 18.2 gallons.

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

PART II. OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K

Exhibits.

None. Reports on Form 8-K

The Company filed a report on Form 8-K on August 28, 2001 regarding the acquisition of Springland Beverages, Inc. and change in control. On October 12, 2001, the Company filed a report on Form 8-K/A providing the pro-forma financial statements for the acquisition of Springland Beverages, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRADING SOLUTIONS.COM, INC.

Date: February 19, 2002 By: /s/ Ralph Moyal

Ralph Moyal, President and Chief Financial Officer