Form 10QSB
period 2002-03-31
TRADING SOLUTIONS COM INC
filed 2002-05-13
CIK 1092662

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  March  31,  2002

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  transition  period  from        to

                          Commission File No. 333-85787


                          TRADING SOLUTIONS.COM, INC.
        (Exact name of small business issuer as specified in its charter)

                       NEVADA                    880425691
          (State or Other Jurisdiction of      (IRS Employer
          Incorporation or Organization)     Identification No.)

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

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2002: 18,403,500 shares of common stock, par value $0.001.

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]


                                  FORM 10-QSB
                          TRADING SOLUTIONS.COM, INC.

                                      INDEX
                                                                            Page

PART I.     Financial Information                                             3

            Accountants' Review Report                                        4

            Consolidated Balance Sheets as of March 31, 2002 and 2001         5

            Consolidated Statements of Comprehensive Income (Loss) for
            the Six Months Ended March 31, 2002 and for the Year Ended
            March 31, 2001                                                    6

            Consolidated Statements of Stockholders' Equity (Deficit) From
            the Date of Inception (May 14, 1999 through March 31, 2002)       8

            Consolidated Statements of Cash Flows for the Six Months
            Ended March 31, 2002 and for the Year Ended March 31, 2001       10

            Notes to Consolidated Financial Statements                       11

            Management's Discussion and Analysis or
            Plan of Operation                                                15

            Other Information
            Exhibits and Reports on Form 8K                                  16
PART II.
SIGNATURES                                                                   17

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

To  the  Board  of  Directors
Trading  Solutions.com  Incorporated
Toronto,  Ontario  Canada

We have reviewed the accompanying consolidated balance sheet of Trading Solutions.com Incorporated and Subsidiary (A Development Stage Enterprise) as of March 31, 2002 and the related statements of income and retained earnings, comprehensive income, and cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the Company's management.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The financial statements of Trading Solutions.com Incorporated for the year ended March 31, 2001 were audited by other accountants and they expressed an unqualified opinion on them in their report dated June 27, 2001, but they have not performed any auditing procedures since that date.

Respectfully,




/s/ Freedman  &  Goldberg
-------------------------
Freedman  &  Goldberg
Certified  Public  Accountants

Farmington  Hills,  Michigan
May  2,  2002


                          TRADING SOLUTIONS.COM INC. AND SUBSIDIARY
                               (A Development Stage Company)
                                CONSOLIDATED BALANCE SHEETS
                                  March 31, 2002 and 2001

                                        ASSETS

                                                                            2002        2001
                                                                       ---------------------
Current Assets
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      60   $     -0-
   Net Current Assets of Discounted Operations. . . . . . . . . . . . .        -0-       1,699
-----------------------------------------------------------------------------------------------
         Total Current Assets . . . . . . . . . . . . . . . . . . . . .         60       1,699
Property and Equipment
   Net property and Equipment of Discounted Operations. . . . . . . . .        -0-       2,863

Other Assets
   Trademark, Net of Accumulated Amortization of $179 . . . . . . . . .      4,082         -0-
-----------------------------------------------------------------------------------------------
     Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   4,142   $   4,562
===============================================================================================

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current Liabilities
.. .Accounts Payable - Trade . . . . . . . . . . . . . . . . . . . . . .  $  11,452   $     -0-
.. .Accrued Expenses . . . . . . . . . . . . . . . . . . . . . . . . . .     32,852         -0-
.. .Shareholder Advances . . . . . . . . . . . . . . . . . . . . . . . .     44,446         -0-
.. .Net Current Liabilities of Discontinued Operations . . . . . . . . .      6,384       8,014
-----------------------------------------------------------------------------------------------
   Total Current Liabilities. . . . . . . . . . . . . . . . . . . . . .     95,134       8,014
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
     Total Liabilities. . . . . . . . . . . . . . . . . . . . . . . . .     95,134       8,014
-----------------------------------------------------------------------------------------------

Stockholders' Equity (Deficit)
Common Stock, $.01 Par Value, 20,000,000 Shares Authorized, 18,403,500
 and 2,861,000, Shares Issued and Outstanding, Respectively . . . . . .
Additional Paid-In Capital. . . . . . . . . . . . . . . . . . . . . . .     44,153      28,610
Accumulated Deficit During The                                             207,380     207,380
  Development Stage . . . . . . . . . . . . . . . . . . . . . . . . . .
Accumulated Other Comprehensive income. . . . . . . . . . . . . . . . .   (344,133)   (239,442)
                                                                             1,608         -0-
-----------------------------------------------------------------------------------------------
  Total Stockholders' Equity (Deficit). . . . . . . . . . . . . . . . .   ( 90,992)     (3,452)
-----------------------------------------------------------------------------------------------
   Total Liabilities and Stockholders'
        Equity (Deficit). . . . . . . . . . . . . . . . . . . . . . . .  $   4,142   $   4,562
===============================================================================================

See  accompanying  accountants  review  report and notes to financial statements



                              TRADING SOLUTIONS.COM INC. AND SUBSIDIARY
                                    (A Development Stage Company)
                              CONSOLIDATED STATEMENTS OF INCOME (LOSS)
            For the Six Months Ended March 31, 2002 and for the Year Ended March 31, 2001

                                                 Cumulative From
                                                 Inception
                                                 May 14, 1999 to
                                                 March 31, 2002    March 31, 2002    March 31, 2001
                                                ----------------  ----------------  ----------------
Income . . . . . . . . . . . . . . . . . . . .  $           -0-   $           -0-   $           -0-
----------------------------------------------------------------------------------------------------
Expenses
  Amortization . . . . . . . . . . . . . . . .              179               179               -0-
  Auto Expense . . . . . . . . . . . . . . . .              944               944               -0-
  Franchise taxes. . . . . . . . . . . . . . .            1,300             1,300               -0-
  Office . . . . . . . . . . . . . . . . . . .            1,029             1,018               -0-
  Professional Fees. . . . . . . . . . . . . .           32,976            26,253               -0-
  Rent . . . . . . . . . . . . . . . . . . . .              944               944               -0-
  Telephone. . . . . . . . . . . . . . . . . .              556               556               -0-
  Travel and Entertainment . . . . . . . . . .            1,289             1,289               -0-
----------------------------------------------------------------------------------------------------
    Total Expenses . . . . . . . . . . . . . .           39,217            32,483               -0-
----------------------------------------------------------------------------------------------------
Operating Loss . . . . . . . . . . . . . . . .         ( 39,217)         ( 32,483)              -0-
----------------------------------------------------------------------------------------------------

Other Income (Expense) . . . . . . . . . . . .             (219)             (219)              -0-
  Interest Expense
  Loss on Expiration of Land Options . . . . .         ( 63,407)              -0-               -0-
----------------------------------------------------------------------------------------------------
   Total Other Income (Expense). . . . . . . .         ( 63,626)             (219)              -0-
----------------------------------------------------------------------------------------------------
Loss From Continuing Operations. . . . . . . .        ( 102,843)         ( 32,702)              -0-

Loss on Sale of Discontinued
  Operations, Net of Income Taxes. . . . . . .           (2,674)              -0-               -0-
Income From Discontinued
  Operations, Net of Income Taxes. . . . . . .         (238,616)              -0-        (  110,578)
----------------------------------------------------------------------------------------------------

Net Income (Loss). . . . . . . . . . . . . . .  $      (344,133)  $      ( 32,702)  $    (  110,578)
====================================================================================================


Weighted Average Number of Shares Outstanding.        5,652,086        18,403,500         2,828,334
====================================================================================================

Loss From Continuing Operation Per
  Share. . . . . . . . . . . . . . . . . . . .  $          (.02)  $          (.00)  $          (.00)
====================================================================================================

Net Loss Per Share . . . . . . . . . . . . . .  $          (.06)  $          (.00)  $          (.04)
====================================================================================================


See  accompanying  accountants  review  report and notes to financial statements



                    TRADING SOLUTIONS.COM INC. AND SUBSIDIARY
                          (A Development Stage Company)
               CONSOLIDATED STATEMENTS OF INCOME (LOSS) CONTINUED
  For the Six Months Ended March 31, 2002 and for the Year Ended March 31, 2001

                                    Commutative From
                                    Inception
                                    May 14, 1999 to
                                    March 31, 2002     2002       2001
                                   -----------------   ------    -------
Net income (Loss) . . . . . . . .  $(344,133)          $(32,702)  $(110,578)

Other Comprehensive Loss,
 net of Tax:
    Foreign currency translation
    adjustment. . . . . . . . . .      1,608              1,608         -0-
----------------------------------------------------------------------------
Comprehensive Income (Loss) . . .  $(342,525)          $(31,094)  $(110,578)
============================================================================


See  accompanying  accountants  review  report and notes to financial statements


                              TRADING  SOLUTIONS.COM  INC.  AND  SUBSIDIARY
                                     (A  Development  Stage  Company)
                       CONSOLIDATED  STATEMENTS  STOCKHOLDERS'  EQUITY  (DEFICIT)
                    From  the date of Inception (May 14, 1999 through March 31, 2002)

                                                                                   Accumulated
                                Common    Common   Additional                         Other
                                Stock     Stock    Paid-In Capital    Accumulated  Comprehensive
                                Shares    Amount                      Deficit         Income        Total
Shares Issued
  May 14, 1999 Founders. . .   2,495,000  $24,950  $        (22,455)  $        -0-              -0-  $   2,495
  May 14, 1999 Options . . .      85,000      850            41,645            -0-              -0-     42,495
  May 18, 1999 . . . . . . .      14,000      140             6,860            -0-              -0-      7,000
  May 21, 1999 . . . . . . .       2,000       20               980            -0-              -0-      1,000
  May 24, 1999 . . . . . . .       3,000       30             1,470            -0-              -0-      1,500
  May 27, 1999 . . . . . . .       2,000       20               980            -0-              -0-      1,000
  June 2, 1999 . . . . . . .      10,000      100             4,900            -0-              -0-      5,000
  June 3, 1999 . . . . . . .       2,000       20               980            -0-              -0-      1,000
  June 4, 1999 . . . . . . .       4,000       40             1,960            -0-              -0-      2,000
  June 7, 1999 . . . . . . .       2,000       20               980            -0-              -0-      1,000
  June 13, 1999. . . . . . .       2,000       20               980            -0-              -0-      1,000
  June 16, 1999. . . . . . .       3,000       30             1,470            -0-              -0-      1,500
  June 17, 1999. . . . . . .      10,000      100             4,900            -0-              -0-      5,000
  June 22, 1999. . . . . . .       2,000       20               980            -0-              -0-      1,000
  June 25, 1999. . . . . . .       1,000       10               490            -0-              -0-        500
  June 27, 1999. . . . . . .       6,000       60             2,940            -0-              -0-      3,000
  June 29, 1999. . . . . . .      12,000      120             5,880            -0-              -0-      6,000
  June 30, 1999. . . . . . .       2,000       20               900            -0-              -0-      1,000
  July 1, 1999 . . . . . . .      15,000      150             7,350            -0-              -0-      7,500
  July 2, 1999 . . . . . . .      14,000      140             6,860            -0-              -0-      7,000
  July 5, 1999 . . . . . . .       3,000       30             1,470            -0-              -0-      1,500
  July 8, 1999 . . . . . . .       6,000       60             2,940            -0-              -0-      3,000
  July 12, 1999. . . . . . .       2,000       20               980            -0-              -0-      1,000
  July 14, 1999. . . . . . .       3,000       30             1,470            -0-              -0-      1,500
  November 23, 1999. . . . .       2,000       20               980            -0-              -0-      1,000
  November 29, 1999. . . . .       2,000       20               980            -0-              -0-      1,000
  December 3, 1999 . . . . .      20,000      200             9,800            -0-              -0-     10,000
  December 9, 1999 . . . . .       2,000       20               980            -0-              -0-      1,000
  December 13, 1999. . . . .      10,000      100             4,900            -0-              -0-      5,000
  December 20, 1999. . . . .      20,000      200             9,800            -0-              -0-     10,000
  December 21, 1999. . . . .       4,000       40             1,960            -0-              -0-      2,000
Net Loss for the Period
 Ended March 31, 2000. . . .         -0-      -0-               -0-       (128,864)             -0-   (128,864)
---------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000. . .   2,760,000   27,600           107,390       (128,864)             -0-      6,126
Shares Issued
  June 26, 2000. . . . . . .      35,000      350            34,650            -0-              -0-     35,000
  July 18, 2000. . . . . . .      21,000      210            20,790            -0-              -0-     21,000
  July 19, 2000. . . . . . .       3,000       30             2,970            -0-              -0-      3,000
  July 21, 2000. . . . . . .      25,000      250            24,750            -0-              -0-     25,000
  August 1, 2000 . . . . . .      13,000      130            12,870            -0-              -0-     13,000
  August 4, 2000 . . . . . .       2,000       20             1,980            -0-              -0-      2,000
  November 21, 2000. . . . .       2,000       20             1,980            -0-              -0-      2,000
Net Loss for the Year Ended
  March 31, 2001 . . . . . .         -0-      -0-               -0-       (110,578)             -0-   (110,578)
---------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001. . .   2,861,000   28,610           207,380       (239,442)             -0-     (3,452)
  August 18, 2001 Exchange
    Of Shares for Springland
    Beverages, Inc.. . . . .  15,542,500   15,543               -0-            -0-              -0-     15,543
Net Loss For the Six Months
 Ended September 30, 2001. .         -0-      -0-               -0-       ( 71,989)             -0-    (71,989)
---------------------------------------------------------------------------------------------------------------
Balance, September 30, 2001.  18,403,500   44,153           207,380       (311,431)             -0-    (59,898)
Net Loss For the Six Months
  Ended March 31,2002. . . .         -0-      -0-               -0-       ( 32,702)           1,608    (31,094)
---------------------------------------------------------------------------------------------------------------
Balance, March 31, 2002. . .  18,403,500  $44,153  $        207,380   $   (344,133)  $        1,608  $ (90,992)
===============================================================================================================


See  accompanying  accountants  review  report and notes to financial statements


                              TRADING  SOLUTIONS.COM  INC.  AND  SUBSIDIARY
                                   (A  Development  Stage  Company)
                              CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
             For  the  Six Months Ended March 31, 2002 and the Year Ended March 31, 2001

                                                Cumulative From
                                                Inception
                                                May 14, 1999 to
                                                March 31, 2002     March 31, 2002    March 31, 2001
---------------------------------------------------------------------------------------------------
Cash Flows From Operations
 Net Loss From Continuing Operations. . . . .  $       (102,843)  $     (  32,702)  $           -0-
 Adjustments to Reconcile Net Income to Net
     Cash Provided By Operating Activities. .
       Amortization . . . . . . . . . . . . .               179               179               -0-
       Land Option Acquired in Stock Exchange            60,260               -0-               -0-
   Foreign Currency Translation Adjustment                1,608             1,608
       (Increase) Decrease.)
         Other Assets  . . . . . . . . . . ..          (  4,261)         (  4,261)
       Increase (Decrease) In:. . . . . . . .                                                   -0-
     Accounts Payable and Accrued Expenses. .            35,294            29,404
----------------------------------------------------------------------------------------------------
    Net Cash Used In Continuing Operations. .          (  9,763)         (  5,772)              -0-
    Net Cash Used In Discontinued Operations.          (198,111)              -0-         ( 104,614)
----------------------------------------------------------------------------------------------------
   Net Cash Used In Operating Activities. . .          (207,874)         (  5,772)        ( 104,614)
Cash Flows From Investing Activities
 Equipment Purchases. . . . . . . . . . . . .          (  3,879)              -0-          (  1,073)
----------------------------------------------------------------------------------------------------
     Net Cash Used In Investing Activities. .          (  3,879)              -0-          (  1,073)
Cash Flows From Financing Activities
 Proceeds From Shareholder Advances . . . . .             8,056             4,087               -0-
   Short Term Borrowing . . . . . . . . . . .             3,000               -0-               -0-
   Payment of Short Term Borrowing. . . . . .            (3,000)              -0-               -0-
   Issuance of Common Stock . . . . . . . . .           201,990               -0-           101,000
 Cash From Subsidiary Acquired Via Stock
     Exchange . . . . . . . . . . . . . . . .             1,767               -0-               -0-
----------------------------------------------------------------------------------------------------
   Net Cash Provided By Financing
         Activities . . . . . . . . . . . . .           211,813             4,087           101,000
----------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash . . . . . . . . .                60          (  1,685)         (  4,687)
Balance, Beginning of Period. . . . . . . . .               -0-             1,745             4,691
----------------------------------------------------------------------------------------------------
Balance, End of Period. . . . . . . . . . . .  $             60   $            60   $             4
====================================================================================================


See  accompanying  accountants  review  report and notes to financial statements

                    TRADING SOLUTIONS.COM INC. AND SUBSIDIARY
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     F. Property, Equipment and Related Depreciation - Property and equipment are recorded at cost. Depreciation is computed by the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes. Estimated lives range from five to ten years. Depreciation charged to discontinued operations was $-0- and $840 for the periods ended March 31, 2002 and 2001, respectively. When properties are disposed of, the related costs and accumulated depreciation are removed from the respective accounts and any gain or loss on disposition is recognized currently. Maintenance and repairs which do not improve or extend the lives of assets are expensed as incurred.

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

     J. Foreign Currency Translation - The income statements of foreign operations are translated into U.S. dollars at rates of exchange in effect each month. The balance sheets of these operations are translated at period-end exchange rates, and the differences from historical exchange rates are reflected in stockholders' equity as cumulative other comprehensive income. During the periods ended March 31, 2002 and 2001, there was $1,608, and $-0- unrealized currency translation adjustments.

     K. Change in Fiscal Year - On August 28, 2001, the Board of Directors determined it is in the Company's best interest to change its fiscal year to be the same as its wholly owned subsidiary. Therefore, the Company has changed its fiscal year from March 31 to September 30.

NOTE  2.  PROPERTY  AND  EQUIPMENT

     The  major  components  of  property  and  equipment  are  as  follows:


                                 March 31, 2002   March 31, 2001
                                ---------------  ---------------
Computer Equipment. . . . . . .  $           -0-  $         2,606
Office Furniture. . . . . . . .              -0-            1,273
-----------------------------------------------------------------
                                             -0-            3,879
Less:  Accumulated Depreciation              -0-            1,016
-----------------------------------------------------------------
Net Property and Equipment. . .  $           -0-  $         2,863
                                 ================================


     The above property and equipment were all used in the education services business segment which was discontinued on August 18, 2001. (See Note 11)


NOTE  3.  SHAREHOLDER  ADVANCES

     As of March 31, 2002 the Company owed $44,446 to an officer/stockholder for various advances made to the Company's wholly owned subsidiary. The advances are unsecured and due on demand.

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


NOTE  6.  INCOME  TAXES

     The  provision  for  income  taxes  consists  of  the following components:


                        March 31, 2002    March 31, 2001
                       ----------------  ----------------
Current:
 Current Tax Benefit.  $           868   $        35,843
 Deferred Tax Expense             (868)          (35,843)
---------------------------------------------------------
   Net Tax Expense. .  $           -0-   $           -0-
=========================================================

Deferred  taxes  are  detailed  as  follows:


                               March 31, 2002   March 31, 2001
                               --------------   --------------
Deferred Income Tax Assets
Net Operating Loss Available.  $        81,091  $        79,997
Valuation Allowance . . . . .           81,091           79,997
---------------------------------------------------------------
Net Deferred Income Tax Asset  $           -0-  $           -0-
===============================================================

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

NOTE  9.  ACQUISITION  OF  SUBSIDIARY

On August 18, 2001, the Company acquired 100% of the outstanding stock of Springland Beverages, Inc., a Canadian corporation, via the issuance of 15,542,500 shares of its common stock valued at par value ($.001 per share) or $15,543. Springland Beverages, Inc. is in a developmental stage and is pursuing the bottled water and related beverage market. The only activities of Springland Beverages, Inc. has been the acquisition of a option to purchase land and the registration of trademarks in the United States and Canada. The exchange created a change in control of the Company. As a result, the majority shareholder of Springland Beverages, Inc. became the majority shareholder and also became the sole director and officer of the company. The Company accounted for this acquisition using the purchase method of accounting. The purchase price was allocated as follows:


Cash. . . . . . . . .  $ 1,767
Land Option . . . . .   60,260
------------------------------
    Total Assets. . .   62,027
------------------------------
Accounts Payable. . .    5,881
Accrued Expenses. . .    4,213
Shareholder Advances.   36,390
------------------------------
    Total Liabilities   46,484
------------------------------
Net Assets Acquired .  $15,543
==============================

On a pro-forma basis, reflecting this acquisition as if it had taken place at the beginning of the respective periods, net revenues, net earnings (loss) and earnings (loss) per share for the six months ended March 31, 2002 and for the year ended March 31, 2001 would have been as follows:


                     March 31, 2002    March 31, 2001
                    ----------------  ----------------
Net Revenues . . .  $           -0-   $           -0-
======================================================
Net Loss . . . . .          (32,702)  $      (126,782)
======================================================
Net Loss per Share  $        (  .00)  $          (.01)
======================================================

NOTE  10.  SEGMENTAL  DATA

The Company's operations are classified into two principal reportable segments that provide different products or services. Separate management of each segment is required because each business unit is subject to different marketing strategies. Below is summarized segmental data for the six months ended March 31, 2002 and for the year ended March 31, 2001.


                                     Education  Services         Beverage Market           Total
                                     3/31/02     3/31/01        3/31/02   3/31/01    3/31/02   3/31/01
                                    ----------------------     ------------------  --------------------
External Revenue. . . . . . . . . .      -0-         22,963        -0-       -0-      8,000     22,963
Intersegment Revenue. . . . . . . .      -0-            -0-        -0-       -0-        -0-        -0-
Interest Revenue. . . . . . . . . .      -0-            -0-        -0-       -0-        -0-        -0-
Interest Expense. . . . . . . . . .      -0-            -0-        219       -0-        219        -0-
Depreciation and Amortization . . .      -0-            840        179       -0-        179        840
Profit (Loss) . . . . . . . . . . .      -0-       (110,578)   (32,702)      -0-    (32,702)  (110,578)
Total Assets. . . . . . . . . . . .      -0-          4,562      4,142       -0-      4,142      4,562
Expenditures for Long-Lived
Assets                                   -0-          1,073       -0-        -0-        -0-      1,073

NOTE  10.  SEGMENTAL  DATA  (CONTINUED)

The education services segment derives its revenues from the service fees charge for educational services relating to on-line investing. Upon acquisition of its subsidiary in August 2001, the Company discontinued the development of this business.

The beverage market segment will derive its revenues from the sale of bottled water to distributors initially in the United States. As of March 31, 2002, the Company has not begun any operations for this segment.

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

Information relating to the discontinued operations of the educational service business segment for the six months ended March 31, 2002 and the year ended March 31, 2001 is as follows:


                            March 31, 2002   March 31, 2001
Income. . . . . . . . . .  $           -0-  $        22,963
------------------------------------------------------------
Expenses
  Advertising . . . . . .              -0-           17,975
  Bank Charges. . . . . .              -0-              149
  Consulting Fees . . . .              -0-           63,984
  Depreciation. . . . . .              -0-              840
  Dues and Subscriptions.              -0-              453
  Office Supplies . . . .              -0-            5,808
  Postage . . . . . . . .              -0-            1,424
  Professional Fees . . .              -0-           13,722
  Rent. . . . . . . . . .              -0-            3,600
  Tax and Licenses. . . .              -0-              180
  Telephone . . . . . . .              -0-            3,292
  Travel. . . . . . . . .              -0-           21,314
------------------------------------------------------------
    Total Expenses. . . .              -0-          132,741
------------------------------------------------------------
    Net Income (Loss) . .  $           -0-  $      (109,778)
============================================================

NOTE  11.  DISCONTINUED  OPERATIONS  (CONTINUED)

The net assets and liabilities of the discontinued operations of the education services business segment included in the accompanying consolidated balance sheets as of March 31, 2002 and 2001 are as follows:


                               March 31, 2002    March 31, 2001
                              ----------------  ----------------
Current Assets
      Cash . . . . . . . . .  $           -0-   $             4
      Other Receivables. . .              -0-             1,695
Property and Equipment, Net.              -0-             2,863
Current Liabilities
      Accounts Payable . . .           (4,500)           (7,214)
      Accrued Expenses . . .           (1,884)             (800)
----------------------------------------------------------------
Net Assets (Liabilities) . .  $        (6,384)  $        (3,452)
================================================================

NOTE  12.  GOING  CONCERN

From the date of inception to March 31, 2002, the Company has net losses from operations which raise substantial doubt about its ability to continue as a going concern.

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

THREE  MONTH  PERIODS  ENDED  MARCH  31,  2002  AND  MARCH  31,  2001

     The Company generated no revenue from operations for the three-month periods ended March 31, 2002 and March 31, 2001. This is attributable to the Company ceasing all operations in the online trading school and initiating activity in the beverage business.

SIX  MONTH  PERIOD  ENDED  MARCH  31,  2002

     The Company had operating expenses of $32,483 for the six month period ended March 31, 2002 and interest loss of $219. There is no comparable data for six month period for March 31, 2001 as the Company changed its fiscal year from March 31 to September 30 on August 28, 2001. The Company had no expenses during the year ended March 31, 2001. Expenses in 2002 are attributable to professional fees and costs associated with changing the Company's focus and complying with the duties of a publicly held and fully reporting company pursuant to Section 13 of the Securities Exchange Act of 1934.

     As a result of the foregoing, the Company realized a net loss of $31,702 for the six months ended March 31, 2002, compared to a net loss of $0.00 for the year ended March 31, 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At March 31, 2002, the Company had assets consisting of $60 cash and $4,142 in trademark. The Company had total current liabilities of $95,134. The Company is not currently generating any revenue and depends upon advances from officers and directors to continue operations. The Company anticipates acquiring an operating plant and spring water source to begin marketing Springland Beverages in Canada and the United States. As of the date of this report, the Company has not identified any such acquisition.


                           PART II. OTHER INFORMATION


EXHIBITS  AND  REPORTS  ON  FORM  8-K

EXHIBITS.

     None.

REPORTS  ON  FORM  8-K

     None

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TRADING  SOLUTIONS.COM,  INC.


Date:  May  11,  2002         By:/s/  Ralph  Moyal
                              -------------------
                              Ralph Moyal
                              President  and  Chief  Financial  Office