Form 10QSB
period 2002-06-30
TRADING SOLUTIONS COM INC
filed 2002-08-13
CIK 1092662

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  June  30,  2002

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

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2002: 18,403,500 shares of common stock, par value $0.001.

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]


                                   FORM 10-QSB
                           TRADING SOLUTIONS.COM, INC.

                                      INDEX

                                                                          Page
PART I..  Financial Information

          Item 1. Financial Statements                                       3

          Accountants' Review Report                                         4

          Consolidated Balance Sheets as of June 30, 2002 and 2001           5

          Consolidated Statements of Comprehensive Income (Loss) for the
          Nine Months Ended June 30, 2002 and the Three Months Ended
          June 30, 2001                                                      6

          Consolidated Statements of Stockholders' Equity (Deficit) From
          the Date of Inception, May 14, 1999 through June 30, 2002          8

          Consolidated Statements of Cash Flows for the Nine Months
          Ended June 30, 2002 and the Three Months Ended June 30, 2001       9

          Notes to Consolidated Financial Statements                        10

          Item 2.  Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                  16

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                         18

          Signatures                                                        18

(Inapplicable  items  have  been  omitted)

                                     PART I.
                              FINANCIAL INFORMATION

Item  1.  Financial  Statements  (unaudited)

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

To  the  Board  of  Directors
Trading  Solutions.com  Incorporated
Toronto,  Ontario  Canada

We have reviewed the accompanying consolidated balance sheet of Trading Solutions.com Incorporated and Subsidiary (A Development Stage Enterprise) as of June 30, 2002 and the related statements of income and retained earnings, comprehensive income, and cash flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the Company's management.

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

The financial statements of Trading Solutions.com Incorporated for the three months ended June 30, 2001 were reviewed by other accountants, whose report dated August 2, 2001, stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles.

Respectfully,




/s/  Freedman  &  Goldberg
------------------------------
Freedman  &  Goldberg
Certified  Public  Accountants

Farmington  Hills,  Michigan
August  6,  2002


                    TRADING SOLUTIONS.COM INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                          CONSOLIDATED BALANCE SHEETS
                          As of June 30, 2002 and 2001

                                        ASSETS

                                                                            2002        2001
                                                                       ---------------------
Current Assets
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      60   $     -0-
   Net Current Assets of Discounted Operations. . . . . . . . . . . . .        -0-       1,736
-----------------------------------------------------------------------------------------------
         Total Current Assets . . . . . . . . . . . . . . . . . . . . .         60       1,736
Property and Equipment
   Net property and Equipment of Discounted Operations. . . . . . . . .        -0-       2,675

Other Assets
   Trademark, Net of Accumulated Amortization of $179 . . . . . . . . .      4,082         -0-
-----------------------------------------------------------------------------------------------
     Total Assets . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   4,142   $   4,411
===============================================================================================

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current Liabilities
.. .Accounts Payable - Trade . . . . . . . . . . . . . . . . . . . . . .  $  11,452   $     -0-
.. .Accrued Expenses . . . . . . . . . . . . . . . . . . . . . . . . . .     32,852         -0-
.. .Shareholder Advances . . . . . . . . . . . . . . . . . . . . . . . .     44,446         -0-
.. .Net Current Liabilities of Discontinued Operations . . . . . . . . .      6,384       5,300
-----------------------------------------------------------------------------------------------
   Total Current Liabilities. . . . . . . . . . . . . . . . . . . . . .     95,134       5,300
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
     Total Liabilities. . . . . . . . . . . . . . . . . . . . . . . . .     95,134       5,300
-----------------------------------------------------------------------------------------------
Stockholders' Equity (Deficit)
Common Stock, $.01 Par Value, 20,000,000 Shares Authorized, 18,403,500
 and 2,861,000, Shares Issued and Outstanding, Respectively . . . . . .
Additional Paid-In Capital. . . . . . . . . . . . . . . . . . . . . . .     44,153      28,610
Accumulated Deficit During The                                             207,380     207,380
  Development Stage . . . . . . . . . . . . . . . . . . . . . . . . . .
Accumulated Other Comprehensive income. . . . . . . . . . . . . . . . .   (344,133)   (236,879)
                                                                             1,608         -0-
-----------------------------------------------------------------------------------------------
  Total Stockholders' Equity (Deficit). . . . . . . . . . . . . . . . .   ( 90,992)       (889)
-----------------------------------------------------------------------------------------------
   Total Liabilities and Stockholders'
        Equity (Deficit). . . . . . . . . . . . . . . . . . . . . . . .  $   4,142   $   4,411
===============================================================================================

See  accompanying  accountants  review  report and notes to financial statements



                              TRADING SOLUTIONS.COM INC. AND SUBSIDIARY
                                  (A Development Stage Enterprise)
                        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
       For the Nine Months Ended of June 30, 2002 and for the Three Months Ended June 30, 2001

                                                 Cumulative From
                                                 Inception
                                                 May 14, 1999 to
                                                 June 30, 2002    June 30, 2002     June 30, 2001
                                                ----------------  ----------------  ----------------
Income . . . . . . . . . . . . . . . . . . . .  $           -0-   $           -0-   $           -0-
----------------------------------------------------------------------------------------------------
Expenses
  Amortization . . . . . . . . . . . . . . . .              179               179               -0-
  Auto Expense . . . . . . . . . . . . . . . .              944               944               -0-
  Franchise taxes. . . . . . . . . . . . . . .            1,300             1,300               -0-
  Office . . . . . . . . . . . . . . . . . . .            1,029             1,018               -0-
  Professional Fees. . . . . . . . . . . . . .           32,976            26,253               -0-
  Rent . . . . . . . . . . . . . . . . . . . .              944               944               -0-
  Telephone. . . . . . . . . . . . . . . . . .              556               556               -0-
  Travel and Entertainment . . . . . . . . . .            1,289             1,289               -0-
----------------------------------------------------------------------------------------------------
    Total Expenses . . . . . . . . . . . . . .           39,217            32,483               -0-
----------------------------------------------------------------------------------------------------
Operating Loss . . . . . . . . . . . . . . . .         ( 39,217)         ( 32,483)              -0-
----------------------------------------------------------------------------------------------------

Other Income (Expense) . . . . . . . . . . . .             (219)             (219)              -0-
  Interest Expense
  Loss on Expiration of Land Options . . . . .         ( 63,407)              -0-               -0-
----------------------------------------------------------------------------------------------------
   Total Other Income (Expense). . . . . . . .         ( 63,626)             (219)              -0-
----------------------------------------------------------------------------------------------------
Loss From Continuing Operations. . . . . . . .        ( 102,843)         ( 32,702)              -0-

Loss on Sale of Discontinued
  Operations, Net of Income Taxes. . . . . . .           (2,674)              -0-               -0-
Income From Discontinued
  Operations, Net of Income Taxes. . . . . . .         (238,616)              -0-             2,563
----------------------------------------------------------------------------------------------------

Net Income (Loss). . . . . . . . . . . . . . .  $      (344,133)  $      ( 32,702)  $         2,563
====================================================================================================


Weighted Average Number of Shares Outstanding.        6,438,824        18,403,500         2,861,000
====================================================================================================

Loss From Continuing Operation Per
  Share. . . . . . . . . . . . . . . . . . . .  $          (.02)  $          (.00)  $           .01
====================================================================================================

Net Loss Per Share . . . . . . . . . . . . . .  $          (.05)  $          (.00)  $          (.04)
====================================================================================================


See  accompanying  accountants  review  report and notes to financial statements



                    TRADING SOLUTIONS.COM INC. AND SUBSIDIARY
                          (A Development Stage Company)
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
  For the Nine Months Ended of June 30, 2002 and for the Three Months Ended June 30, 2001

                                    Commutative From
                                    Inception
                                    May 14, 1999 to
                                    June 30, 2002      2002       2001
                                   -----------------   ------    -------
Net income (Loss) . . . . . . . .  $(344,133)          $(32,702)  $   2,563

Other Comprehensive Loss,
 net of Tax:
    Foreign currency translation
    adjustment. . . . . . . . . .      1,608              1,608         -0-
----------------------------------------------------------------------------
Comprehensive Income (Loss) . . .  $(342,525)          $(31,094)  $   2,563
============================================================================


See  accompanying  accountants  review  report and notes to financial statements


                                           TRADING SOLUTIONS.COM AND SUBSIDIARY
                                             (A Development Stage Enterprise)
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                          From the Date of Inception (May 14, 1999 through f June 30, 2002)

                                                                                                            Accumulated
                                                Common     Common      Additional                            Other
                                                Stock      Stock      Paid-In Capital       Accumulated    Comprehensive
                                                Shares     Amount                           Deficit          Income       Total
                                              ----------  ---------  ---------------------  --------------  ------------  ---------
Shares Issued
  May 14, 1999 Founders. . . . . . . . . . .   2,495,000  $  24,950   $            (22,455)  $          -0-      -0-      $   2,495
  May 14, 1999 Options . . . . . . . . . . .      85,000        850                 41,645              -0-      -0-         42,495
  May 18, 1999 . . . . . . . . . . . . . . .      14,000        140                  6,860              -0-      -0-          7,000
  May 21, 1999 . . . . . . . . . . . . . . .       2,000         20                    980              -0-      -0-          1,000
  May 24, 1999 . . . . . . . . . . . . . . .       3,000         30                  1,470              -0-      -0-          1,500
  May 27, 1999 . . . . . . . . . . . . . . .       2,000         20                    980              -0-      -0-          1,000
  June 2, 1999 . . . . . . . . . . . . . . .      10,000        100                  4,900              -0-      -0-          5,000
  June 3, 1999 . . . . . . . . . . . . . . .       2,000         20                    980              -0-      -0-          1,000
  June 4, 1999 . . . . . . . . . . . . . . .       4,000         40                  1,960              -0-      -0-          2,000
  June 7, 1999 . . . . . . . . . . . . . . .       2,000         20                    980              -0-      -0-          1,000
  June 13, 1999. . . . . . . . . . . . . . .       2,000         20                    980              -0-      -0-          1,000
  June 16, 1999. . . . . . . . . . . . . . .       3,000         30                  1,470              -0-      -0-          1,500
  June 17, 1999. . . . . . . . . . . . . . .      10,000        100                  4,900              -0-      -0-          5,000
  June 22, 1999. . . . . . . . . . . . . . .       2,000         20                    980              -0-      -0-          1,000
  June 25, 1999. . . . . . . . . . . . . . .       1,000         10                    490              -0-      -0-            500
  June 27, 1999. . . . . . . . . . . . . . .       6,000         60                  2,940              -0-      -0-          3,000
  June 29, 1999. . . . . . . . . . . . . . .      12,000        120                  5,880              -0-      -0-          6,000
  June 30, 1999. . . . . . . . . . . . . . .       2,000         20                    900              -0-      -0-          1,000
  July 1, 1999 . . . . . . . . . . . . . . .      15,000        150                  7,350              -0-      -0-          7,500
  July 2, 1999 . . . . . . . . . . . . . . .      14,000        140                  6,860              -0-      -0-          7,000
  July 5, 1999 . . . . . . . . . . . . . . .       3,000         30                  1,470              -0-      -0-          1,500
  July 8, 1999 . . . . . . . . . . . . . . .       6,000         60                  2,940              -0-      -0-          3,000
  July 12, 1999. . . . . . . . . . . . . . .       2,000         20                    980              -0-      -0-          1,000
  July 14, 1999. . . . . . . . . . . . . . .       3,000         30                  1,470              -0-      -0-          1,500
  November 23, 1999. . . . . . . . . . . . .       2,000         20                    980              -0-      -0-          1,000
  November 29, 1999. . . . . . . . . . . . .       2,000         20                    980              -0-      -0-          1,000
  December 3, 1999 . . . . . . . . . . . . .      20,000        200                  9,800              -0-      -0-         10,000
  December 9, 1999 . . . . . . . . . . . . .       2,000         20                    980              -0-      -0-          1,000
  December 13, 1999. . . . . . . . . . . . .      10,000        100                  4,900              -0-      -0-          5,000
  December 20, 1999. . . . . . . . . . . . .      20,000        200                  9,800              -0-      -0-         10,000
  December 21, 1999. . . . . . . . . . . . .       4,000         40                  1,960              -0-      -0-          2,000
Net Loss for the Period
Ended March 31, 2000                                 -0-        -0-                    -0-         (128,864)     -0-      (128,864)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2000. . . . . . . . . . .   2,760,000     27,600                107,390         (128,864)     -0-          6,126
Shares Issued
  June 26, 2000. . . . . . . . . . . . . . .      35,000        350                 34,650              -0-      -0-         35,000
  July 18, 2000. . . . . . . . . . . . . . .      21,000        210                 20,790              -0-      -0-         21,000
  July 19, 2000. . . . . . . . . . . . . . .       3,000         30                  2,970              -0-      -0-          3,000
  July 21, 2000. . . . . . . . . . . . . . .      25,000        250                 24,750              -0-      -0-         25,000
  August 1, 2000 . . . . . . . . . . . . . .      13,000        130                 12,870              -0-      -0-         13,000
  August 4, 2000 . . . . . . . . . . . . . .       2,000         20                  1,980              -0-      -0-          2,000
  November 21, 2000. . . . . . . . . . . . .       2,000         20                  1,980              -0-      -0-          2,000
Net Loss for the Year Ended
  March 31, 2001 . . . . . . . . . . . . . .         -0-        -0-                    -0-         (110,578)     -0-      (110,578)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2001. . . . . . . . . . .   2,861,000     28,610                207,380         (239,442)     -0-        (3,452)
  August 18, 2001 Exchange
    Of Shares for Springland
    Beverages, Inc.. . . . . . . . . . . . .  15,542,500     15,543                    -0-              -0-      -0-         15,543
Net Loss For the Six Months
 Ended September 30, 2001. . . . . . . . . .         -0-        -0-                    -0-         ( 71,989)     -0-       (71,989)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2001. . . . . . . . .  18,403,500     44,153                207,380         (311,431)     -0-       (59,898)
Net Loss For the Nine Months
  Ended June 30,2002 . . . . . . . . . . . .         -0-        -0-                    -0-         ( 32,702)   1,608       (31,094)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2002 . . . . . . . . . . .  18,403,500  $  44,153   $            207,380   $     (344,133)  $1,608     $ (90,992)
===================================================================================================================================

See accompanying accountant's review report and notes to financial statements


                              TRADING  SOLUTIONS.COM  INC.  AND  SUBSIDIARY
                                   (A  Development  Stage  Enterprise)
                              CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
       For the Nine Months Ended of June 30, 2002 and for the Three Months Ended June 30, 2001


                                                Cumulative From
                                                Inception
                                                May 14, 1999 to
                                                June 30, 2002     June 30, 2002     June 30, 2001
---------------------------------------------------------------------------------------------------
Cash Flows From Operations
 Net Loss From Continuing Operations. . . . .  $       (102,843)  $     (  32,702)  $           -0-
 Adjustments to Reconcile Net Income to Net
     Cash Provided By Operating Activities. .
       Depreciation and Amortization  . . . .               179               179               -0-
       Land Option Acquired in Stock Exchange            60,260               -0-               -0-
   Foreign Currency Translation Adjustment                1,608             1,608
       (Increase) Decrease.)
         Other Assets  . . . . . . . . . . ..          (  4,261)         (  4,261)
       Increase (Decrease) In:. . . . . . . .                                                   -0-
     Accounts Payable and Accrued Expenses. .            35,294            29,404
----------------------------------------------------------------------------------------------------
    Net Cash Used In Continuing Operations. .          (  9,763)         (  5,772)              -0-
    Net Cash Used In Discontinued Operations.          (198,111)              -0-                37
----------------------------------------------------------------------------------------------------
   Net Cash Used In Operating Activities. . .          (207,874)         (  5,772)               37
----------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
 Equipment Purchases. . . . . . . . . . . . .          (  3,879)              -0-               -0-
----------------------------------------------------------------------------------------------------
     Net Cash Used In Investing Activities. .          (  3,879)              -0-               -0-
----------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
 Proceeds From Shareholder Advances . . . . .             8,056             4,087               -0-
   Short Term Borrowing . . . . . . . . . . .             3,000               -0-               -0-
   Payment of Short Term Borrowing. . . . . .            (3,000)              -0-               -0-
   Issuance of Common Stock . . . . . . . . .           201,990               -0-               -0-
 Cash From Subsidiary Acquired Via Stock
     Exchange . . . . . . . . . . . . . . . .             1,767               -0-               -0-
----------------------------------------------------------------------------------------------------
   Net Cash Provided By Financing
         Activities . . . . . . . . . . . . .           211,813             4,087               -0-
----------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash . . . . . . . . .                60          (  1,685)               37
Balance, Beginning of Period. . . . . . . . .               -0-             1,745                 4
----------------------------------------------------------------------------------------------------
Balance, End of Period. . . . . . . . . . . .  $             60   $            60   $            41
====================================================================================================


See  accompanying  accountants  review  report and notes to financial statements

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

     In August 2001, the Company acquired Springland Beverages, Inc., a wholly owned subsidiary. Springland Beverages, Inc. is also in a developmental stage and is pursuing the bottled water and related beverage market. The only activities of Springland Beverages, Inc. has been the acquisition of a option to purchase land and the registration of trademarks in the United States and Canada. The option to purchase land expired in September 2001.
     During  the  quarter  ended  June  30,  2002,  the  company  was  inactive.

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

     F. Property, Equipment and Related Depreciation - Property and equipment are recorded at cost. Depreciation is computed by the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes. Estimated lives range from five to ten years. Depreciation charged to discontinued operations was $-0- and $188 for the periods ended June 30, 2002 and 2001, respectively. When properties are disposed of, the related costs and accumulated depreciation are removed from the respective accounts and any gain or loss on disposition is recognized currently. Maintenance and repairs which do not improve or extend the lives of assets are expensed as incurred.

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

     J. Foreign Currency Translation - The income statements of foreign operations are translated into U.S. dollars at rates of exchange in effect each month. The balance sheets of these operations are translated at period-end exchange rates, and the differences from historical exchange rates are reflected in stockholders' equity as cumulative other comprehensive income. During the periods ended June 30, 2002 and 2001, there was $1,608, and $-0- unrealized currency translation adjustments.

     K. Change in Fiscal Year - On August 28, 2001, the Board of Directors determined it is in the Company's best interest to change its fiscal year to be the same as its wholly owned subsidiary. Therefore, the Company has changed its fiscal year from March 31 to September 30.

NOTE  2.  PROPERTY  AND  EQUIPMENT

     The  major  components  of  property  and  equipment  are  as  follows:


                                 June  30, 2002   June  30, 2001
                                ---------------  ---------------
Computer Equipment. . . . . . .  $           -0-  $         2,606
Office Furniture. . . . . . . .              -0-            1,273
-----------------------------------------------------------------
                                             -0-            3,879
Less:  Accumulated Depreciation              -0-            1,204
-----------------------------------------------------------------
Net Property and Equipment. . .  $           -0-  $         2,675
                                 ================================


     The above property and equipment were all used in the education services business segment which was discontinued on August 18, 2001. (See Note 11)

NOTE  3.  SHAREHOLDER  ADVANCES

     As of June 30, 2002 the Company owed $44,446 to an officer/stockholder for various advances made to the Company's wholly owned subsidiary. The advances are unsecured and due on demand.

NOTE  4.  COMMON  STOCK

     On August 18, 2001, the company exchanged 15,542,500 shares of its common stock in exchange for 100% of the outstanding stock of Springland Beverages, Inc. (See Note 8)

NOTE  5.  PER  SHARE  COMPUTATION

     Earnings per share have been calculated based on the weighted average number of shares outstanding.

NOTE  6.  INCOME  TAXES

     The  provision  for  income  taxes  consists  of  the following components:


                        June 30, 2002    June 30, 2001
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


                               June 30, 2002    June 30, 2001
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

NOTE  7.  CASH  FLOW  DISCLOSURES

On August 18, 2001, the Company issued 15,542,500 shares of its common stock in exchange for 100% of the outstanding stock on Springland Beverages, Inc. in a non-cash transaction. (See Note 8).

NOTE  8.  ACQUISITION  OF  SUBSIDIARY

On August 18, 2001, the Company acquired 100% of the outstanding stock of Springland Beverages, Inc., a Canadian corporation, via the issuance of 15,542,500 shares of its common stock valued at par value ($.001 per share) or $15,543. Springland Beverages, Inc. is in a developmental stage and is pursuing the bottled water and related beverage market. The only activities of Springland Beverages, Inc. has been the acquisition of a option to purchase land and the registration of trademarks in the United States and Canada. The exchange created a change in control of the Company. As a result, the majority shareholder of Springland Beverages, Inc. became the majority shareholder and also became the sole director and officer of the company. The Company accounted for this acquisition using the purchase method of accounting. The purchase price was allocated as follows:


Cash. . . . . . . . .  $ 1,767
Land Option . . . . .   60,260
                      --------
    Total Assets. . .   62,027
                      --------
Accounts Payable. . .    5,881
Accrued Expenses. . .    4,213
Shareholder Advances.   36,390
                      --------
    Total Liabilities   46,484
                      --------
Net Assets Acquired .  $15,543
                      ========

On a pro-forma basis, reflecting this acquisition as if it had taken place at the beginning of the respective periods, net revenues, net earnings (loss) and earnings (loss) per share for the nine months ended June 30, 2002 and for the three months ended June 30, 2001 would have been as follows:


                    June 30, 2002     June 30, 2001
                    ----------------  ----------------
Net Revenues . . .  $           -0-   $           -0-
======================================================
Net Loss . . . . .          (32,702)  $           652
======================================================
Net Loss per Share  $        (  .00)  $           .00
======================================================

The above pro-forma results are not indicative of either future financial performance or actual results which would have occurred had the acquisition taken place at the beginning of the respective periods.

NOTE  9.  SEGMENTAL  DATA

The Company's operations are classified into two principal reportable segments that provide different products or services. Separate management of each segment is required because each business unit is subject to different marketing strategies. Below is summarized segmental data for the nine months ended June 30, 2002 and for the three months ended June 30, 2001.


                                Education Services   Beverage Market       Total
                                6/30/02   6/30/01   6/30/02   6/30/01  6/30/02   6/30/01
                                --------  --------  -------  --------  -------  --------
External Revenue . . . . . . .      -0-    8,000        -0-       -0-      -0-     8,000
                                -------  -------    --------  -------  --------  -------
Intersegment Revenue . . . . .      -0-      -0-        -0-       -0-      -0-       -0-
Interest Revenue . . . . . . .      -0-      -0-        -0-       -0-      -0-       -0-
Interest Expense . . . . . . .      -0-      -0-        219       -0-      219       -0-
Depreciation and Amortization.      -0-      188        179       -0-      179       188
Profit (Loss). . . . . . . . .      -0-    2,563    (32,702)      -0-  (32,702)    2,563
Total Assets . . . . . . . . .      -0-    4,411      4,142       -0-    4,142     4,411
Expenditures for Long-Lived
Assets . . . . . . . . . . . .      -0-      -0-        -0-       -0-      -0-       -0-

The education services segment derives its revenues from the service fees charge for educational services relating to on-line investing. Upon acquisition of its subsidiary in August 2001, the Company discontinued the development of this business.

The beverage market segment will derive its revenues from the sale of bottled water to distributors initially in the United States. As of June 30, 2002, the Company has not begun any operations for this segment.

The Company maintains separate records for each segment. The accounting policies applied by each of the segments are the same as those used by the Company in general.

NOTE  10.  DISCONTINUED  OPERATIONS

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

Information relating to the discontinued operations of the educational service business segment for the nine months ended June 30, 2002 and the three months ended June 30, 2001 is as follows:


                       June 30, 2002   June 30, 2001
                       --------------  --------------
Income. . . . . . . .  $          -0-  $        8,000
                       --------------  --------------
Expenses
  Bank Charges. . . .             -0-              19
  Depreciation. . . .             -0-             188
  Postage . . . . . .             -0-              81
  Professional Fees .             -0-           5,000
  Travel. . . . . . .             -0-             149
                       --------------  --------------
    Total Expenses. .             -0-           5,437
                       --------------  --------------
    Net Income (Loss)  $          -0-  $        2,563
=====================================================


The net assets and liabilities of the discontinued operations of the education services business segment included in the accompanying consolidated balance sheets as of June 30, 2002 and 2001 are as follows:


                               June 30, 2002    June 30, 2001
                              ---------------  ---------------
Current Assets
      Cash . . . . . . . . .  $          -0-   $           41
      Other Receivables. . .             -0-            1,695
Property and Equipment, Net.             -0-            2,675
Current Liabilities
      Accounts Payable . . .          (4,500)          (4,500)
      Accrued Expenses . . .          (1,884)            (800)
                              ---------------  ---------------
Net Assets (Liabilities) . .  $       (6,384)  $         (889)
==============================================================


NOTE  11.  GOING  CONCERN

From the date of inception to June 30, 2002, the Company has net losses from operations which raise substantial doubt about its ability to continue as a going concern.

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


THREE  MONTH  PERIODS  ENDED  JUNE  30,  2002  AND  JUNE  30,  2001

     The Company generated no revenue from operations for the three-month periods ended June 30, 2002 and June 30, 2001. This is attributable to the Company ceasing all operations in the online trading school and initiating activity in the beverage business.

NINE  MONTH  PERIOD  ENDED  JUNE  30,  2002

     The Company had operating expenses of $32,483 for the nine month period ended June 30, 2002 and interest loss of $219. There is no comparable data for the nine month period for June 30, 2001 as the Company changed its fiscal year from March 31 to September 30 on August 28, 2001. The Company had no expenses during the year ended March 31, 2001. Expenses in 2002 are attributable to professional fees and costs associated with changing the Company's focus and complying with the duties of a publicly held and fully reporting company pursuant to Section 13 of the Securities Exchange Act of 1934.

     As a result of the foregoing, the Company realized a net loss of $32,702 for the nine months ended June 30, 2002, compared to a net loss of $0.00 for the year ended March 31, 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At June 30, 2002, the Company had assets consisting of $60 cash and $4,082 in trademark for total assets of $4,172. The Company had total current liabilities of $95,134. The Company is not currently generating any revenue and depends upon advances from officers and directors to continue operations. The Company anticipates acquiring an operating plant and spring water source to begin marketing Springland Beverages in Canada and the United States. As of the date of this report, the Company has not identified any such acquisition.

                           PART II.  OTHER INFORMATION


EXHIBITS  AND  REPORTS  ON  FORM  8-K


EXHIBIT NUMBER  TITLE                                       LOCATION

          99.1    Certification of Chief Executive Officer  Attached

          99.2    Certification of Chief Financial Officer  Attached

REPORTS  ON  FORM  8-K

     None.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TRADING SOLUTIONS.COM, INC.


Date:  August  12,  2002              /s/  Ralph  Moyal
                                      -----------------
                                      Ralph  Moyal
                                      President  and  Chief  Financial  Officer