Form 10KSB
period 2002-09-30
TRADING SOLUTIONS COM INC
filed 2002-12-27
CIK 1092662

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

[  X ]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT
OF  1934

For  the  Fiscal  Year  ended  September  30,  2002

[   ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE
ACT  OF  1934  For  the  transition  period  from  _____  to  _____

                             Commission File Number:
                                    333-85787

                           TRADING SOLUTIONS.COM, INC.
           (Name of small business issuer as specified in its charter)

                NEVADA                                     880425691
    (State or other jurisdiction of      (I.R.S.Employer Identification Number)
     incorporation or organization)

                 2 RODEO COURT, TORONTO, ONTARIO CANADA M2M 4M3
                    (Address of principal executive offices)

                                  416-512-2356
                           (Issuer's telephone number)

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

              Title of each class:            Name of each exchange
                                               on which registered:
                    NONE                               NONE

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                          COMMON STOCK, $0.01 PAR VALUE

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No
[   ]

On September 30, 2002 the aggregate market value of the voting stock of Trading Solutions.Com, Inc. held by non-affiliates of the registrant was approximately $51,053 based upon the average bid and asked prices of such common stock on said date as reported by PinkSheets. On such date, there were 18,523,500 shares of common stock of the registrant outstanding.

Documents  Incorporated  by  Reference:  None.

Transitional  Small  Business  Disclosure  Format:  Yes  [   ]  No  [  X  ]


                                             FORM 10-KSB
                                    TRADING SOLUTIONS.COM, INC.
                                               INDEX

                                                                                             Page
PART I .  Item 1.  Description of Business                                                      3

          Item 2.  Description of Property                                                      4

          Item 3.  Legal Proceedings                                                            4

          Item 4.  Submission of Matters to a Vote of Security Holders                          4

PART II.  Item 5.  Market for Common Equity and Related Stockholder Matters                     4

          Item 6.  Management's Discussion and Analysis or Plan of Operation                    5

          Item 7.  Financial Statements                                                         7

          Item 8.  Changes In and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                                  7

PART III  Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
          with Section 16(a) of the Exchange Act                                                7

          Item 10.  Executive Compensation                                                      8

          Item 11.  Security Ownership of Certain Beneficial Owners and Management              8

          Item 12.  Certain Relationships and Related Transactions                              9

          Item 13.  Exhibits and Reports on Form 8-K                                            9

          Item 14.  Controls and Procedures                                                    10

          Signatures                                                                           10

(Inapplicable  items  have  been  omitted)

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS

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

GENERAL

Trading Solutions.com, Inc. was incorporated on May 14, 1999 in the state of Nevada. The Company originally organized to develop a trading school designed to educate people interested in online investing. Trading Solutions offered courses for beginners as well as experienced traders, consisting of theory sessions linked closely with practical hands-on training. The Company offered individual training, small group sessions and seminars focusing on online trading and various computer-related subjects.

The Company was not successful with its online trading school and on August 18, 2001, the Company entered into an exchange agreement with Springland Beverages, Inc., an Ontario, Canada Corporation. Pursuant to the agreement, the Company exchanged 15,542,500 shares of common stock for all of the issued and outstanding shares of Springland Beverages, Inc., making Springland a wholly owned subsidiary of Trading Solutions. Concurrent with the agreement, there was a change in control of the Company and the Company changed its business plan to focus on developing and marketing soft drinks.

Trading Solutions currently operates through Springland Beverages, Inc., our wholly owned subsidiary. We intend to produce, market and distribute natural spring water beverages, initially in the United States and eventually internationally.

OUR  BUSINESS

We are in the business of bottling and marketing natural spring water beverages for distribution in the United States. According to the most recent statistics from Beverage Marketing Corporation, bottled water represents the fastest growing segment of the beverage industry and the United States is the largest market. From 1992 to 2000, annual bottled water consumption in the United States nearly doubled from 34.1 liters per person to 61.9 liters per person. Total consumption of bottled water in the United States in 2000 reached five billion gallons, an increase of 8.3% over 1999. Wholesale industry sales of bottled water in 2000 climbed to $5.7 billion, an increase of 9.3% over the previous year.

We do not currently own the rights to any water source for our products, however, we have identified a potential source of spring water. The water source is located in Ontario, Canada on approximately 62 acres with two major springs. These springs appear to meet the United States Food and Drug Administration's definition of natural spring water as evidenced by a reporting letter from the Ontario Ministry of the Environment and other studies conducted on the lands. The Ontario Ministry of the Environment has issued permits allowing us to draw up to 150,000 imperial gallons of water per day from the springs for 300 days on an annual basis. The permits were originally issued in 1984 and were subsequently renewed in 1993 through 2003. We hope to renew the permits before they expire, and are currently exploring the possibility of raising capital to purchase the land containing the springs.

OUR  TRADEMARKS

We have registered the Springland and Aurora trademarks in both the United States and Canada. We are currently seeking to acquire an operating beverage plant to package our spring water products for distribution under the Springland trademark.

COMPETITION

Beverage Marketing Corporation reports that the leading producer and distributor of bottled water in the United States is Nestle Waters, the distributor of Perrier and Calistoga mineral waters. Nestle holds approximately 30% of the bottled water market. Other leading competitors include Danone, the distributor of Evian mineral water with 15%, Suntory with 9% and Crystal Geyser with 3.2%. The leading soft drink producers, Pepsi and Coca-Cola, control approximately 8% and 3% of the bottled water market respectively. The remaining 33% of the market is comprised of numerous independent producers and distributors of bottled water with less than a 2% market share. Once we secure a source of water and production facilities, we hope to establish our trademarks and establish a foothold among these smaller producers and distributors.

EMPLOYEES

Our president, Mr. Ralph Moyal is our only employee. We do not anticipate hiring additional employees until we acquire an operating plant and begin packaging and marketing our products. At such time, additional employees will be hired as necessary. At the date of this report, we have not provided any salary or other remuneration to Mr. Moyal.

ITEM  2.  DESCRIPTION  OF  PROPERTY

We rent office space from our president under an informal agreement for approximately $160 per month. Rental expense for 2002 was $1,905. We anticipate that this arrangement will continue until such time as our operations demand additional space.

ITEM  3.  LEGAL  PROCEEDINGS

Management is not aware of any other current or pending legal proceedings involving Trading Solutions or our officers and directors.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS

No matters were submitted to a vote of security holders during the period covered by this report.


                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

The Company's Common Stock is quoted on the Over the Counter Bulletin Board under the symbol TSLU.OB.

As of September 30, 2002, there were approximately 59 shareholders of record holding a total of 18,523,500 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

A  table  of  stock  prices  for  the  preceding  two  years  is provided below.



YEAR. . . . . . . . . . . .  BID    BID   ASK   ASK
2000. . . . . . . . . . . .  HIGH   LOW   HIGH  LOW
Oct. 18 Thru Dec. 29. . . .  1.875  1.50     3  2.125
(First Available)

YEAR. . . . . . . . . . . .  BID    BID   ASK   ASK
2001. . . . . . . . . . . .  HIGH   LOW   HIGH  LOW
Quarter ended March 31. . .  2.125  .625  2.50  1.125
Quarter ended June 30 . . .   1.41   .46  1.50   1.06
Quarter ended September 30.   1.60   .31  2.40    .80
Quarter ended December 31 .    .60   .25     1    .65

YEAR. . . . . . . . . . . .  BID    BID   ASK   ASK
2002. . . . . . . . . . . .  HIGH   LOW   HIGH  LOW
Quarter ended March 31. . .    .30  .161   .75    .40
Quarter ended June 30 . . .   .161   .02   .40   .025
Quarter ended September 30.    .12  .001   .40    .02

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

RESULTS  OF  OPERATIONS

We have located a tract of land with two springs that could potentially provide a source of spring water for our products. We formerly held an option to purchase the land, however, the option expired this year before we could generate sufficient funds to exercise the option. We are currently exploring alternate means of purchasing the land or gaining access to the springs. If we can secure legal access to the springs, the Ontario Ministry of the Environment has issued permits allowing us to draw up to 150,000 imperial gallons of water per day from the springs for 300 days per year. We hope to renew the permits before they expire in 2003.

We have registered the Springland and Aurora trademarks in the United States and Canada, and continue to seek an operating beverage plant to package our spring water products. We may also explore the possibility of acquiring other soft drink companies should a suitable opportunity arise. At the present time, we have not identified any potential companies for acquisition and no agreements or understandings to that effect are currently pending.

Following the acquisition of a plant and source of spring water, we plan to initiate an aggressive marketing campaign to establish the Springland name. We intend to develop brand identification by increasing our exposure within the bottled water industry by developing sales literature, demonstration materials and direct response promotions. In addition, we intend to use direct mail, fax and telemarketing campaigns for sales generation. We recognize that advertising and promotion must be done aggressively in order to accomplish our goals.

YEAR  ENDED  SEPTEMBER  30,  2002  AND  SIX  MONTHS  ENDED  SEPTEMBER  30,  2001

Total loss from continuing operations for the year ended September 30, 2002 were $47,651 with expenses consisting of $47,016 in operating expenses and $635 in interest expense. The largest portion of expenses consisted of professional fees associated with the acquisition of our subsidiary in August of 2001 as well as general administrative expenses, auditing and legal fees relating to the our public reporting requirements. These professional expenses were $33,811, constituting approximately 72% of all operating expenses. General business expenses consisted of $1,905 in office rent, $1,600 in taxes and licensing fees and $1,079 in telephone costs. We also had expenses relating to our proposed products consisting of $765 in advertising, amortization expense of $367 and $6,125 in travel and entertainment expenses associated with promoting and developing a market for our trademarks.

There is no comparable data for the year ended September 30, 2001 as we changed our fiscal year from March 31 to September 30 on August 28, 2001 when we acquired our subsidiary. Operating expenses for the six months ended September 30, 2001 consisted of $18,734 in professional fees for auditing, legal costs and consulting fees. We also recorded a loss of $63,407 in 2001 due to the expiration of our option to purchase the land where our target springs are located.

As a result of the foregoing factors, we have realized net losses after adjusting for foreign currency exchange of $46,271 for the year ended September 30, 2002, and $83,989 for the six months ended September 30, 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

At September 30, 2002 our total current assets consisted of $4,012 in trademarks. Total assets at September 30, 2001 consisted of $1,745 in cash. Current liabilities at September 30, 2002 are $110,181 consisting of $29,751 in accounts payable, $11,290 in accrued expenses, $14,724 in a bank overdraft loan, $49,916 in advances due to our president and $4,500 relating to our discontinued activities. Current liabilities at September 30, 2001 were $61,643 consisting of $9,251 in accounts payable, $6,733 in accrued expenses, $40,359 in advances from our president and $5,300 in liabilities from discontinued operations.

Our auditors have expressed substantial doubt as to our ability to continue as a going concern. Since inception on May 14, 1999, we have not generated any revenue and have cumulative net losses of $369,702 after adjusting for income tax and foreign currency exchange values. Our need for capital will change dramatically if we locate an operating plant to purchase or secure a source of spring water. In the past, we have relied on advances from officers and shareholders to cover our operating costs. Management anticipates that we will receive sufficient advances from our current president to meet our needs through the next 12 months. However, there can be no assurances to that effect. Should we require additional capital, we may seek additional advances from officers or shareholders, sell equity of the Company or find other forms of debt financing.

Our current operating plan is to handle the administrative and reporting requirements of a public company, attempt to pay our debts, and to continue searching for a bottling plant and a reliable source of spring water.

ITEM  7.  FINANCIAL  STATEMENTS

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 11.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the name, age, position and office term of each executive officer and director of the Company as of September 30, 2002.


NAME . . . . .  AGE  POSITION                                      DIRECTOR OR OFFICER SINCE
Ralph Moyal. .   67  President, Treasurer, Secretary and Director  August 2001
Walter Perchal   50  Director                                      August 2001
Mario DiGenova   47  Director                                      August 2001

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

MARIO DIGENOVA, Director. For the past eleven years, Mr. DiGenova has been co-owner of Brentview Construction and Toronto Concrete & Drain where he is engaged in the residential construction business.

Our former Chairman, Mr. David Shaw, resigned in the first quarter of our most recent fiscal year due to time conflicts with his other obligations.

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

ITEM  10.  EXECUTIVE  COMPENSATION

We have not paid any salaries or provided other compensation to our current officers and/or directors. We do not anticipate providing salaries or compensation at any time in the foreseeable future.


SUMMARY  COMPENSATION  TABLE

Name and Principal Position                  Year  Salary ($)  Bonus ($)  Other Annual
                                                                          Compensation

Ralph Moyal . . . . . . . . . . . . . . . .  2002         -0-        -0-           -0-
Chief Executive Officer and Director. . . .  2001         -0-        -0-           -0-
Natalie Shahvaran . . . . . . . . . . . . .  2001      30,500        -0-           -0-
Former Chief Executive Officer and Director  2000      11,300        -0-           -0-
Michael Strahl. . . . . . . . . . . . . . .  2001      22,500        -0-           -0-
Former Secretary. . . . . . . . . . . . . .  2000       1,550        -0-           -0-
Susan Turner. . . . . . . . . . . . . . . .  2001       1,000        -0-           -0-
Former Treasurer. . . . . . . . . . . . . .  2000         -0-        -0-           -0-

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

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

The following table sets forth as of September 30, 2002, the name and the number of shares of the Registrant's Common Stock, par value $.01 per share, held of record or beneficially by each person who held of record, or was known by the Registrant to own beneficially, more than 5% of the 18,523,500 issued and outstanding shares of the Registrant's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.


Title of Class   Name and Address of Beneficial               Amount and Nature of  Percentage of
                 Owner                                        Beneficial Ownership      Class

Common . . . .  Ralph Moyal (1)                                         15,000,000             81%
                2 Rodeo Court Toronto, Ontario Canada
                M2M 4M3
Common . . . .  Walter Perchal (1)                                             -0-            -0-
                25 Holbrooke Ave. Toronto, Ontario
                Canada M8Y 3B3
Common . . . .  Mario DiGenova (1)                                             -0-            -0-
                35 Oak Street, Suite 110 Westen,
                Ontario Canada M9N 1A1
Common . . . .  Officers and Directors as a Group: 3 people             15,000,000             81%

(1)     Officer  and/or  director.

There are no contracts or other arrangements that could result in a change of control of the Company.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

As of September 30, 2002, the Company owed $49,916 to Ralph Moyal for various advances made to our wholly owned subsidiary. The advances are unsecured and due on demand.

Ralph Moyal provides office space to the Company under an informal rental agreement. Total rents paid in the year ended September 30, 2002 were $1,905.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.


EXHIBITS:

EXHIBIT NUMBER  TITLE                                                 LOCATION

          99.1  Certification of Chief Executive Officer Pursuant to  Attached
                Section 906 of the Sarbanes-Oxley Act of 2002

          99.2  Certification of Chief Financial Officer Pursuant to  Attached
                Section 906 of the Sarbanes-Oxley Act of 2002

          99.3  Certification of Chief Executive Officer Pursuant to  Attached
                Rule 13a-14 of the Securities Exchange Act of 1934

          99.4  Certification of Chief Financial Officer Pursuant to  Attached
                Rule 13a-14 of the Securities Exchange Act of 1934

REPORTS  ON  FORM  8-K:

No reports on Form 8-K were filed by Trading Solutions.com during the last quarter of the period covered by this report.

ITEM  14.  CONTROLS  AND  PROCEDURES

Within the 90-day period prior to the date of this report, we evaluated the effectiveness and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.




                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TRADING  SOLUTIONS.COM,  INC.


Date:  December  20,  2002         By:  /s/Ralph  Moyal
                                   ----------------------------
                                   Ralph  Moyal
                                   CEO  and  Chief  Financial  Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  December  20,  2002         By:  /s/Ralph  Moyal
                                   -------------------------
                                   Ralph  Moyal
                                   Director



Date:  December  20,  2002         By:  /s/Walter  Perchal
                                   -------------------------
                                   Walter  Perchal
                                   Director


                              FINANCIAL STATEMENTS
                          TRADING SOLUTIONS.COM, INC.
                          (A DEVELOPMENT-STAGE COMPANY)



                          INDEX TO FINANCIAL STATEMENTS


                                                                              PAGE

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . .    12

Consolidated Balance Sheets September 30, 2002 and 2001. . . . . . . . . . .    13

Consolidated Statements of Income,
For the Year Ended September 30, 2002 and the Six Months Ended 2001
And Cumulative Since Inception on May 14, 1999 . . . . . . . . . . . . . . .    14

Consolidated Statements of Comprehensive Income (Loss)
For the Year Ended September 30, 2002 and the Six Months Ended 2001
And Cumulative Since Inception on May 14, 1999 . . . . . . . . . . . . . . .    15

Consolidated Statements of Stockholders' Equity (Deficit)
From Inception on May 14, 1999 through September 30, 2002. . . . . . . . . .    16

Consolidated Statements of Cash Flows for the Year Ended September 30, 2002
and the Six Months Ended September 30, 2001. . . . . . . . . . . . . . . . .    17

Notes to Financial Statements, September 30, 2002. . . . . . . . . . . . . .    18

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To  the  Board  of  Directors
Trading  Solutions.com  Incorporated
Toronto,  Ontario  Canada

We have audited the accompanying consolidated balance sheets of Trading Solutions.com Incorporated and Subsidiary (A Development Stage Enterprise) as of September 30, 2002 and 2001 and the related consolidated statement of income, stockholders' equity, and cash flows for the year ended September 30, 2002 and for the six months ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Trading Solutions.com Incorporated and Subsidiary as of September 30, 2002 and 2001 and the results of its operations and its cash flows for the year ended September 30, 2002 and for the six months ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

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

Respectfully,



/s/Freedman  &  Goldberg
------------------------------
Certified  Public  Accountants

Farmington  Hills,  Michigan
December  5,  2002


                        Trading Solutions.com, Inc. and Subsidiary
                              (A Development Stage Enterprise)
                                 Consolidated Balance Sheets
                              As of September 30, 2002 and 2001

                                         ASSETS


                                                                              As Restated
                                                                   2002          2001
                                                               -------------  ----------
Current Assets
      Cash. . . . . . . . . . . . . . . . . . . . . . . . . .  $        -0-   $   1,745
----------------------------------------------------------------------------------------
         Total Current Assets . . . . . . . . . . . . . . . .           -0-       1,745

Other Assets
   Trademark, Net of Accumulated
     Amortization of $367 . . . . . . . . . . . . . . . . . .         4,012         -0-
----------------------------------------------------------------------------------------
     Total Assets . . . . . . . . . . . . . . . . . . . . . .  $      4,012   $   1,745
========================================================================================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current Liabilities
Accounts Payable - Trade. . . . . . . . . . . . . . . . . . .  $     29,751   $   9,251
Accrued Expenses. . . . . . . . . . . . . . . . . . . . . . .        11,290       6,733
Bank Overdraft Loan . . . . . . . . . . . . . . . . . . . . .        14,724         -0-
Shareholder Advances. . . . . . . . . . . . . . . . . . . . .        49,916      40,359
Net Current Liabilities of Discontinued Operations
                                                                      4,500       5,300
----------------------------------------------------------------------------------------
   Total Current Liabilities. . . . . . . . . . . . . . . . .       110,181      61,643
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------
     Total Liabilities. . . . . . . . . . . . . . . . . . . .       110,181      61,643
----------------------------------------------------------------------------------------
Stockholders' Equity (Deficit)
Common Stock, $.001 Par Value, 20,000,000 Shares Authorized,
18,523,500 Shares Issued and Outstanding
Additional Paid-In Capital. . . . . . . . . . . . . . . . . .        56,153      56,153
Accumulated Deficit During The. . . . . . . . . . . . . . . .       207,380     207,380
 Development Stage
Accumulated Other Comprehensive income. . . . . . . . . . . .      (371,082)   (323,431)
                                                                      1,380         -0-
----------------------------------------------------------------------------------------
  Total Stockholders' Equity (Deficit). . . . . . . . . . . .      (106,169)    (59,898)
----------------------------------------------------------------------------------------
   Total Liabilities and Stockholders'
        Equity (Deficit). . . . . . . . . . . . . . . . . . .  $      4,012   $   1,745
========================================================================================

     The accompanying notes are an integral part of the financial statements


                   Trading Solutions.com, Inc. and Subsidiary
                        (A Development Stage Enterprise)
                        Consolidated Statements of Income
                    For the Year Ended September 30, 2002 and
                   for the Six Months Ended September 30,2001

                                      Cumulative From
                                      Inception
                                      May 14, 1999 to                    As Restated
                                      September 30, 2002    2002          2001
                                       -----------------  -------------  -----------
Income. . . . . . . . . . . . . . . .  $      -0-         $        -0-   $      -0-
------------------------------------------------------------------------------------

Expenses
  Advertising . . . . . . . . . . . .         765                  765          -0-
  Amortization. . . . . . . . . . . .         367                  367          -0-
  Office Supplies . . . . . . . . . .       1,375                1,364          11
  Professional Fees . . . . . . . . .      52,534               33,811      18,723
  Rent. . . . . . . . . . . . . . . .       1,905                1,905          -0-
  Taxes and Licenses. . . . . . . . .       1,600                1,600          -0-
  Telephone . . . . . . . . . . . . .       1,079                1,079          -0-
  Travel and Entertainment. . . . . .       6,125                6,125          -0-
------------------------------------------------------------------------------------
    Total Expenses. . . . . . . . . .      65,750               47,016      18,734
------------------------------------------------------------------------------------
Operating Loss. . . . . . . . . . . .     (65,750)             (47,016)    (18,734)
------------------------------------------------------------------------------------
Other Income (Expense)
  Interest Expense. . . . . . . . . .        (635)                (635)         -0-
  Loss on Expiration of Land Options
                                          (63,407)                 -0-     (63,407)
------------------------------------------------------------------------------------
   Total Other Income (Expense) . . .     (64,042)                (635)    (63,407)
------------------------------------------------------------------------------------
Loss From Continuing Operations . . .    (129,792)             (47,651)    (82,141)

Loss on Sale of Discontinued
  Operations, Net of Income Taxes . .      (2,674)                 -0-      (2,674)
Income From Discontinued
  Operations, Net of Income Taxes . .    (238,616)                 -0-         826
------------------------------------------------------------------------------------

Net Income (Loss) . . . . . . . . . .  $ (371,082)       $    (47,651)   $ (83,989)
====================================================================================

Weighted Average Number of Shares
Outstanding . . . . . . . . . . . . .   7,998,794          18,523,500    6,526,178
====================================================================================

Loss From Continuing Operation Per. .
  Share . . . . . . . . . . . . . . .  $     (.01)       $       (.01)    $   (.02)
====================================================================================

Net Loss Per Share. . . . . . . . . .  $     (.05)       $       (.01)    $   (.02)
====================================================================================

     The accompanying notes are an integral part of the financial statements


                   Trading Solutions.com, Inc. and Subsidiary
                        (A Development Stage Enterprise)
             Consolidated Statements of Comprehensive Income (Loss)
                    For the Year Ended September 30, 2002 and
                  for the Six Months Ended September 30, 2001


                                   Commutative From
                                       Inception
                                    May 14, 1999 to                   As Restated
                                   September 30, 2002   2002            2001
                                   ------------------  -------------  -----------

Net income (Loss) . . . . . . . .  $        (371,082)  $    (47,651)  $(83,989)

Other Comprehensive Loss,
 net of Tax:
    Foreign currency translation
    Adjustment. . . . . . . . . .              1,380          1,380        -0-
-------------------------------------------------------------------------------
Comprehensive Income (Loss) . . .  $        (369,702)  $    (46,271)  $(83,989)
===============================================================================

     The accompanying notes are an integral part of the financial statements


                                 Trading Solutions.com, Inc. and Subsidiary
                                     (A Development Stage Enterprise)
                          Consolidated Statements of Sockholders' Equity (Deficit)
                   From the Date of Inception (May 14, 1999) through September 30, 2002

                                                                                 Accumulated
                               Common     Common    Additional                     Other
                                Stock      Stock     Paid-In      Accumulated   Comprehensive
                               Shares     Amount     Capital        Deficit         Income        Total
Shares Issued
  May 14, 1999 Founders . .    2,495,000  $24,950  $   (22,455)  $        -0-   $          -0-  $   2,495
  May 14, 1999 Options. . .       85,000      850       41,645            -0-              -0-     42,495
  May 18, 1999. . . . . . .       14,000      140        6,860            -0-              -0-      7,000
  May 21, 1999. . . . . . .        2,000       20          980            -0-              -0-      1,000
  May 24, 1999. . . . . . .        3,000       30        1,470            -0-              -0-      1,500
  May 27, 1999. . . . . . .        2,000       20          980            -0-              -0-      1,000
  June 2, 1999. . . . . . .       10,000      100        4,900            -0-              -0-      5,000
  June 3, 1999. . . . . . .        2,000       20          980            -0-              -0-      1,000
  June 4, 1999. . . . . . .        4,000       40        1,960            -0-              -0-      2,000
  June 7, 1999. . . . . . .        2,000       20          980            -0-              -0-      1,000
  June 13, 1999 . . . . . .        2,000       20          980            -0-              -0-      1,000
  June 16, 1999 . . . . . .        3,000       30        1,470            -0-              -0-      1,500
  June 17, 1999 . . . . . .       10,000      100        4,900            -0-              -0-      5,000
  June 22, 1999 . . . . . .        2,000       20          980            -0-              -0-      1,000
  June 25, 1999 . . . . . .        1,000       10          490            -0-              -0-        500
  June 27, 1999 . . . . . .        6,000       60        2,940            -0-              -0-      3,000
  June 29, 1999 . . . . . .       12,000      120        5,880            -0-              -0-      6,000
  June 30, 1999 . . . . . .        2,000       20          900            -0-              -0-      1,000
  July 1, 1999. . . . . . .       15,000      150        7,350            -0-              -0-      7,500
  July 2, 1999. . . . . . .       14,000      140        6,860            -0-              -0-      7,000
  July 5, 1999. . . . . . .        3,000       30        1,470            -0-              -0-      1,500
  July 8, 1999. . . . . . .        6,000       60        2,940            -0-              -0-      3,000
  July 12, 1999 . . . . . .        2,000       20          980            -0-              -0-      1,000
  July 14, 1999 . . . . . .        3,000       30        1,470            -0-              -0-      1,500
  November 23, 1999 . . . .        2,000       20          980            -0-              -0-      1,000
  November 29, 1999 . . . .        2,000       20          980            -0-              -0-      1,000
  December 3, 1999. . . . .       20,000      200        9,800            -0-              -0-     10,000
  December 9, 1999. . . . .        2,000       20          980            -0-              -0-      1,000
  December 13, 1999 . . . .       10,000      100        4,900            -0-              -0-      5,000
  December 20, 1999 . . . .       20,000      200        9,800            -0-              -0-     10,000
  December 21, 1999 . . . .        4,000       40        1,960            -0-              -0-      2,000
Net Loss for the Period
  Ended March 31, 2000. . .          -0-      -0-          -0-       (128,864)             -0-   (128,864)
----------------------------------------------------------------------------------------------------------
Balance, March 31, 2000 . .    2,760,000   27,600      107,390       (128,864)             -0-      6,126
Shares Issued
  June 26, 2000 . . . . . .       35,000      350       34,650            -0-              -0-     35,000
  July 18, 2000 . . . . . .       21,000      210       20,790            -0-              -0-     21,000
  July 19, 2000 . . . . . .        3,000       30        2,970            -0-              -0-      3,000
  July 21, 2000 . . . . . .       25,000      250       24,750            -0-              -0-     25,000
  August 31, 2000 . . . . .       13,000      130       12,870            -0-              -0-     13,000
  August 4, 2000. . . . . .        2,000       20        1,980            -0-              -0-      2,000
  November 21, 2000 . . . .        2,000       20        1,980            -0-              -0-      2,000
Net Loss for the Year Ended
  March 31, 2001. . . . . .          -0-      -0-          -0-       (110,578)             -0-   (110,578)
----------------------------------------------------------------------------------------------------------
Balance, March 31, 2001 . .    2,861,000   28,610      207,380       (239,442)             -0-     (3,452)
August 18, 2001 Exchange
  Of Shares for Springland
  Beverages, Inc. . . . . .   15,542,500   15,543          -0-            -0-              -0-     15,543
September 10, 2001 Shares
  Issued for Services . . .      120,000   12,000          -0-            -0-              -0-     12,000
Net Loss for the Six Months
  Ended September 30, 2001.          -0-      -0-          -0-        (83,989)             -0-    (83,989)
----------------------------------------------------------------------------------------------------------
Balance, September 30, 2001   18,523,500   56,153      207,380       (323,431)             -0-    (59,898)
Net Loss for the Year Ended
  September 30, 2002. . . .          -0-      -0-          -0-        (47,651)           1,380    (46,271)
----------------------------------------------------------------------------------------------------------
Balance, September 30, 2002   18,523,500  $56,153  $   207,380   $   (371,082)  $        1,380  $(106,169)
==========================================================================================================

The  accompanying  notes  are  an  integral  part  of  the  financial statements


                   Trading Solutions.com, Inc. and Subsidiary
                        (A Development Stage Enterprise)
                  Consolidated Statements of Cash Flows (Loss)
                      For the Year Ended September 30, 2002
                and for the Six Months Ended September 30, 2001


                                                 Cumulative From
                                                    Inception
                                                 May 14, 1999 to                  As Restated
                                                September 30,2002   2002             2001
---------------------------------------------------------------------------------------------
Cash Flows From Operations
 Net Loss From Continuing Operations . . . . .  $       (129,792)  $    (47,651)  $(82,141)
 Adjustments to Reconcile Net Income to Net
     Cash Provided By Operating Activities
       Depreciation and Amortization . . . . .               367            367        -0-
       Land Option Acquired in Stock Exchange.            60,260            -0-     60,260
       Foreign Currency Translation Adjustment             1,380          1,380        -0-
       Increase (Decrease) In:
         Other Assets. . . . . . . . . . . . .            (4,379)        (4,379)       -0-
     Accounts Payable and Accrued Expenses . .            30,947         25,057      5,890
---------------------------------------------------------------------------------------------
    Net Cash Used In Continuing Operations . .           (41,217)       (25,226)   (15,991)
    Net Cash Used In Discontinued Operations .          (198,911)          (800)        (4)
---------------------------------------------------------------------------------------------
   Net Cash Used In Operating Activities . . .          (240,128)       (26,026)   (15,995)
---------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
 Equipment Purchases . . . . . . . . . . . . .            (3,879)           -0-        -0-
---------------------------------------------------------------------------------------------
     Net Cash Used In Investing Activities . .            (3,879)           -0-        -0-
---------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
   Proceeds From Shareholder Advances. . . . .            13,526          9,557      3,969
   Short Term Borrowing. . . . . . . . . . . .            17,724         14,724        -0-
   Payment of Short Term Borrowing . . . . . .            (3,000)           -0-        -0-
   Issuance of Common Stock. . . . . . . . . .           213,990            -0-     12,000
 Cash From Subsidiary Acquired Via Stock
     Exchange. . . . . . . . . . . . . . . . .             1,767            -0-      1,767
---------------------------------------------------------------------------------------------
   Net Cash Provided By Financing
         Activities. . . . . . . . . . . . . .           244,007         24,281     17,736
---------------------------------------------------------------------------------------------

Increase (Decrease) in Cash. . . . . . . . . .               -0-         (1,745)     1,741
Balance, Beginning of Period . . . . . . . . .               -0-          1,745          4
---------------------------------------------------------------------------------------------
Balance, End of Period . . . . . . . . . . . .  $            -0-   $        -0-   $  1,745
=============================================================================================

     The accompanying notes are an integral part of the financial statements

                   Trading Solutions.com, Inc. and Subsidiary
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
                           September 30, 2002 and 2001


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

          F. Property, Equipment and Related Depreciation - Property and equipment are recorded at cost. Depreciation is computed by the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes. Estimated lives range from five to ten years. Depreciation charged to discontinued operations was $-0-and $189 for the periods ended September 30, 2002 and 2001, respectively. When properties are disposed of, the related costs and accumulated depreciation are removed from the respective accounts and any gain or loss on disposition is recognized currently. Maintenance and repairs which do not improve or extend the lives of assets are expensed as incurred.

          G. Intangible Assets - The Company has capitalized certain costs related to registering a trademark. These costs are being amortized on a straight-line basis over its useful life of twelve years. Amortization charged to continuing operations was $367 and $-0- for the periods ended September 30, 2002 and 2001, respectively.

                   Trading Solutions.com, Inc. and Subsidiary
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
                           September 30, 2002 and 2001

          H. In accordance with SFAS No. 121, the Company reviews its long-lived assets, including property and equipment, goodwill and other identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. The Company had no impairment of assets during the periods ended September 30, 2002 and 2001.

          I. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          J. Income Taxes - The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Company's consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

          K. Foreign Currency Translation - The income statements of foreign operations are translated into U.S. dollars at rates of exchange in effect each month. The balance sheets of these operations are translated at period-end exchange rates, and the differences from historical exchange rates are reflected in stockholders' equity as unrealized currency translation adjustments. During the periods ended September 30, 2002 and 2001, there were no unrealized currency translation adjustments.

          L. Change in Fiscal Year - On August 28, 2001, the Board of Directors determined it is in the Company's best interest to change its fiscal year to be the same as its wholly owned subsidiary. Therefore, the Company has changed its fiscal year from March 31 to September 30.

NOTE  2.  PROPERTY  AND  EQUIPMENT

     The  major  components  of  property  and  equipment  are  as  follows:


                                 2002   2001
---------------------------------------------
Computer Equipment. . . . . . .  $ -0-  $ -0-
Office Furniture. . . . . . . .    -0-    -0-
---------------------------------------------
                                   -0-    -0-
Less:  Accumulated Depreciation    -0-    -0-
---------------------------------------------
Net Property and Equipment. . .  $ -0-  $ -0-
=============================================

     The above property and equipment were all used in the education services business segment which was discontinued during the six months ended September 30, 2001. (See Note 11)

                   Trading Solutions.com, Inc. and Subsidiary
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
                           September 30, 2002 and 2001

NOTE  3.  BANK  OVERDRAFT  LOAN

     The Company's subsidiary has a line-of-credit facility with its bank to fund bank overdrafts up to $15,750 U.S. ($25,000 $CDN). Interest is payable monthly at prime plus 2 3/4% per annum. The facility is guaranteed by an officer/stockholder.

NOTE  4.  SHAREHOLDER  ADVANCES

     As of September 30, 2002 and 2001 the Company owed $49,916 and $40,359, respectively to an officer/stockholder for various advances made to the Company's wholly owned subsidiary. The advances are unsecured and due on demand.

NOTE  5.  COMMON  STOCK

     On August 18, 2001, the Company exchanged 15,542,500 shares of its common stock in exchange for 100% of the outstanding stock of Springland Beverages, Inc. (See Note 9)

     On September 10, 2001, the Company issued 120,000 shares of its common stock to an individual as payment for consulting services performed for the benefit of the company. The value of these services were $12,000.

NOTE  6.  PER  SHARE  COMPUTATION

     Earnings per share have been calculated based on the weighted average number of shares outstanding.

NOTE  7.  INCOME  TAXES

     The  provision  for  income  taxes  consists  of  the following components:



                                          2002      2001
                                         -------  --------
Current:
 Current Tax Benefit. . . . . . . . . .  $   -0-  $   566
 Deferred Tax Expense . . . . . . . . .      -0-     (566)
----------------------------------------------------------
   Net Tax Expense. . . . . . . . . . .  $   -0-  $   -0-
==========================================================
Deferred taxes are detailed as follows:

                                            2002     2001
                                         -------  --------
Deferred Income Tax Assets
Net Operating Loss Available. . . . . .  $90,784  $55,962
Valuation Allowance . . . . . . . . . .   90,784   55,962
----------------------------------------------------------
Net Deferred Income Tax Asset . . . . .  $   -0-  $   -0-
==========================================================

     The valuation allowance is evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time the allowance will either be increased or reduced; reduction would result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer required.

                   Trading Solutions.com, Inc. and Subsidiary
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
                           September 30, 2002 and 2001


NOTE  8.  CASH  FLOW  DISCLOSURES

     On August 18, 2001, the Company issued 15,542,500 shares of its common stock in exchange for 100% of the outstanding stock on Springland Beverages, Inc. in a non-cash transaction. (See Note 9).

     On September 10, 2001, the Company issued 120,000 of its common stock for payment of consulting services. (See Note 9).

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
==============================

     On a pro-forma basis, reflecting this acquisition as if it had taken place at the beginning of the respective periods, net revenues, net earnings
     (loss) and earnings (loss) per share for the year ended September 30, 2002 and for the six months ended September 30, 2001 would have been as follows:


                      2002       2001
                    ---------  ---------
Net Revenues . . .  $    -0-   $    -0-
========================================
Net Loss . . . . .  $(47,651)  $(80,030)
========================================
Net Loss per Share  $   (.01)  $   (.01)
========================================

The above pro-forma results are not indicative of either future financial performance or actual results which would have occurred had the acquisition taken place at the beginning of the respective periods.

                   Trading Solutions.com, Inc. and Subsidiary
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
                           September 30, 2002 and 2001


NOTE  10.  SEGMENTAL  DATA

     The Company's operations are classified into two principal reportable segments that provide different products or services. Separate management of each segment is required because each business unit is subject to different marketing strategies. Below is summarized segmental data for the year ended September 30, 2002 and for the six months ended September 30, 2001.



                                  Education      Beverage Market          Total
                                  Services
                                2002    2001      2002      2001      2002      2001
                                ----  --------  --------  --------  --------  --------
External Revenue . . . . . . .   -0-    8,000       -0-       -0-       -0-     8,000
Intersegment Revenue . . . . .   -0-      -0-       -0-       -0-       -0-       -0-
Interest Revenue . . . . . . .   -0-      -0-       -0-       -0-       -0-       -0-
Interest Expense . . . . . . .   -0-      -0-       635       -0-       635       -0-
Depreciation and Amortization.   -0-      189       367       -0-       367       189
Profit (Loss). . . . . . . . .   -0-  ( 1,848)  (47,651)  (82,141)  (47,651)  (83,989)
Total Assets . . . . . . . . .   -0-      -0-     4,012     1,745     4,012     1,745
Expenditures for Long-Lived
Assets . . . . . . . . . . . .   -0-      -0-       -0-       -0-       -0-       -0-

     The education services segment derives its revenues from the service fees charge for educational services relating to on-line investing. During the period ended September 30, 2001, the Company discontinued the development of this business.

     The beverage market segment will derive its revenues from the sale of bottled water to distributors initially in the United States. As of September 30, 2002, the Company has not begun any operations for this segment.

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

     Information relating to the discontinued operations of the educational service business segment for the year ended September 30, 2002 and for the six months ended September 30, 2001 is as follows:

                   Trading Solutions.com, Inc. and Subsidiary
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
                           September 30, 2002 and 2001

NOTE  11.  DISCONTINUED  OPERATIONS  (CONTINUED)


                                 2002   2001
                                 -----  ------
Income. . . . . . . . . . . . .  $ -0-  $8,000
----------------------------------------------
Expenses
  Advertising . . . . . . . . .    -0-     -0-
  Bad Debts . . . . . . . . . .    -0-   1,695
  Bank Charges. . . . . . . . .    -0-     -0-
  Consulting Fees . . . . . . .    -0-     -0-
  Depreciation. . . . . . . . .    -0-     189
  Dues and Subscriptions. . . .    -0-     -0-
  Office Supplies . . . . . . .    -0-     141
  Postage . . . . . . . . . . .    -0-     -0-
  Professional Fees . . . . . .    -0-   5,000
  Rent. . . . . . . . . . . . .    -0-     -0-
  Tax and Licenses. . . . . . .    -0-     -0-
  Telephone . . . . . . . . . .    -0-     -0-
  Travel. . . . . . . . . . . .    -0-     149
----------------------------------------------
    Total Expenses. . . . . . .    -0-   7,174
----------------------------------------------
Operating Income (Loss) . . . .    -0-     826
----------------------------------------------
Other Income (Expense)
  State Franchise Tax . . . . .    -0-     -0-
----------------------------------------------
   Total Other Income (Expense)    -0-     -0-
----------------------------------------------
Operating Income (Loss) . . . .  $ -0-  $  826
==============================================

     The net assets and liabilities of the discontinued operations of the education services business segment included in the accompanying consolidated balance sheets as of September 30, 2002 and 2001 are as follows:


                                2002      2001
                              --------  --------
Current Assets
      Cash . . . . . . . . .  $   -0-   $     4
      Other Receivables. . .      -0-     1,695
Property and Equipment, Net.      -0-     2,863
Current Liabilities
      Accounts Payable . . .   (4,500)   (4,500)
      Accrued Expenses . . .      -0-      (800)
------------------------------------------------
Net Assets (Liabilities) . .  $(4,500)  $(5,300)
================================================

                   Trading Solutions.com, Inc. and Subsidiary
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements
                           September 30, 2002 and 2001

NOTE  12.  GOING  CONCERN

     From the date of inception to September 30, 2002, the Company has net losses from operations with raise substantial doubt about its ability to continue as a going concern.

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


NOTE  13.  RESTATEMENT  OF  FINANCIAL  STATEMENTS

     The financial statements for September 30, 2001 have been restated to reflect the issuance of 120,000 shares of common stock for consulting services as discussed in Note 9.