Form 10QSB
period 2002-12-31
TRADING SOLUTIONS COM INC
filed 2003-02-19
CIK 1092662

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  December  31,  2002

     [   ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  transition  period  from     to

                        Commission File Number 333-85787

                           TRADING SOLUTIONS.COM, INC.
        (Exact name of small business issuer as specified in its charter)

                 NEVADA                              880425691
     (State or other jurisdiction of       (IRS Employer Identification No.)
      incorporation or organization)

                 2 RODEO COURT, TORONTO, ONTARIO CANADA M2M 4M3
                    (Address of principal executive offices)

                                  416-512-2356
                           (Issuer's telephone number)

                                 NOT APPLICABLE
      (Former name, address and fiscal year, if changed since last report)

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2002: 18,523,500 shares of common stock, par value $0.001.

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]



                                  FORM 10-QSB
                          TRADING SOLUTIONS.COM, INC.

                                     INDEX

PART I.   Financial Information                                           Page
          Item 1. Financial Statements                                       3

          Accountants' Review Report                                         4

          Consolidated Balance Sheets as of December 31, 2002 and 2001       5

          Consolidated Statements of Comprehensive Income (Loss) for the
          Three Months Ended December 31, 2002 and 2001                      6

          Consolidated Statements of Stockholders' Equity (Deficit) From
          the Date of Inception, May 14, 1999 through December 31, 2002      8

          Consolidated Statements of Cash Flows for the Three Months
          Ended December 31, 2002 and 2001                                   9

          Notes to Consolidated Financial Statements                        10

          Item 2.  Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                    16

          Item 3.  Controls and Procedures                                  17

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                         17

          Signatures                                                        18

          Certification                                                     19

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

To  the  Board  of  Directors
Trading  Solutions.com  Incorporated
Toronto,  Ontario  Canada

We have reviewed the accompanying consolidated balance sheet of Trading Solutions.com Incorporated and Subsidiary (A Development Stage Enterprise) as of December 31, 2002 and 2001 and the related statements of income and retained earnings, comprehensive income, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the Company's management.

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

Respectfully,

/s/Freedman  &  Goldberg
------------------------------
Certified  Public  Accountants

Farmington  Hills,  Michigan
February  17,  2003


                      TRADING SOLUTIONS.COM AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2002 AND 2001


                                        ASSETS

                                                                 2002         2001
                                                              -----------  ----------
Current Assets
   Cash. . . . . . . . . . . . . . . . . . . . . . . . . . .  $      -0-   $   1,100
   Net Current Assets of Discounted Operations . . . . . . .         -0-         -0-
                                                              -----------  ----------
         Total Current Assets. . . . . . . . . . . . . . . .         -0-       1,100
Property and Equipment
   Net property and Equipment of Discounted Operations . . .         -0-         -0-

Other Assets
   Trademark . . . . . . . . . . . . . . . . . . . . . . . .         -0-       4,171
                                                              -----------  ----------
     Total Assets. . . . . . . . . . . . . . . . . . . . . .  $      -0-   $   5,271
                                                              ===========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current Liabilities
Accounts Payable - Trade . . . . . . . . . . . . . . . . . .  $   31,888   $  15,151
Accrued Expenses . . . . . . . . . . . . . . . . . . . . . .      11,415       7,011
Bank Overdraft Loan. . . . . . . . . . . . . . . . . . . . .      14,888         -0-
Shareholder Advances . . . . . . . . . . . . . . . . . . . .      50,471      42,438
Net Current Liabilities of Discontinued Operations . . . . .       4,500       5,300
                                                              -----------  ----------
   Total Current Liabilities . . . . . . . . . . . . . . . .     113,162      69,900
                                                              -----------  ----------
                                                              -----------  ----------
     Total Liabilities . . . . . . . . . . . . . . . . . . .     113,162      69,900
                                                              -----------  ----------

Stockholders' Equity (Deficit)
Common Stock, $.01 Par Value, 20,000,000 Shares Authorized,
18,523,500 Shares Issued and Outstanding . . . . . . . . . .      56,153      56,153
Additional Paid-In Capital . . . . . . . . . . . . . . . . .     207,380     207,380
Accumulated Deficit During The
 Development Stage . . . . . . . . . . . . . . . . . . . . .    (376,555)   (329,388)
Accumulated Other Comprehensive income . . . . . . . . . . .        (140)      1,226
                                                              -----------  ----------
  Total Stockholders' Equity (Deficit) . . . . . . . . . . .   ( 113,162)   ( 64,629)
                                                              -----------  ----------
   Total Liabilities and Stockholders'
        Equity (Deficit) . . . . . . . . . . . . . . . . . .  $      -0-   $   5,271
                                                              ===========  ==========

  See accompanying accountant's review report and notes to financial statements


                      TRADING SOLUTIONS.COM AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001


                                                 Cumulative From
                                                   Inception
                                                 May 14, 1999
                                                 to December 31,
                                                     2002             2002         2001
                                                -----------------  ------------  ------------
Income . . . . . . . . . . . . . . . . . . . .  $            -0-   $       -0-   $       -0-
                                                -----------------  ------------  ------------
Expenses
  Advertising. . . . . . . . . . . . . . . . .               765           -0-           -0-
  Amortization . . . . . . . . . . . . . . . .               367           -0-            90
  Office . . . . . . . . . . . . . . . . . . .             1,375           -0-           434
  Professional Fees. . . . . . . . . . . . . .            54,556         2,022         2,393
  Rent . . . . . . . . . . . . . . . . . . . .             1,905           -0-           473
  Taxes and Licenses . . . . . . . . . . . . .             1,600           -0-           800
  Telephone. . . . . . . . . . . . . . . . . .             1,079           -0-           277
  Travel and Entertainment . . . . . . . . . .             6,125           -0-         1,490
                                                -----------------  ------------  ------------
    Total Expenses . . . . . . . . . . . . . .            67,772         2,022         5,957
                                                -----------------  ------------  ------------
Operating Loss . . . . . . . . . . . . . . . .          ( 67,772)      ( 2,022)      ( 5,957)
                                                -----------------  ------------  ------------

Other Income (Expense) . . . . . . . . . . . .              (635)          -0-           -0-
  Interest Expense
  Loss on Expiration of Land Options . . . . .          ( 63,407)          -0-           -0-
  Loss on Impairment of Trademark. . . . . . .            (3,451)       (3,451)          -0-
                                                -----------------  ------------  ------------
   Total Other Income (Expense). . . . . . . .          ( 67,493)       (3,451)          -0-
                                                -----------------  ------------  ------------
Loss From Continuing Operations. . . . . . . .         ( 135,265)      ( 5,473)      ( 5,957)

Loss on Sale of Discontinued
  Operations, Net of Income Taxes. . . . . . .            (2,674)          -0-           -0-
Income From Discontinued
  Operations, Net of Income Taxes. . . . . . .          (238,616)          -0-           -0-
                                                -----------------  ------------  ------------

Net Income (Loss). . . . . . . . . . . . . . .  $       (376,555)  $   ( 5,473)  $   ( 5,957)
                                                =================  ============  ============


Weighted Average Number of Shares Outstanding.         8,727,915    18,523,500    18,523,500
                                                =================  ============  ============

Loss From Continuing Operation Per
  Share. . . . . . . . . . . . . . . . . . . .  $           (.01)  $      (.00)  $      (.00)
                                                =================  ============  ============

Net Loss Per Share . . . . . . . . . . . . . .  $           (.04)  $      (.00)  $      (.00)
                                                =================  ============  ============

  See accompanying accountant's review report and notes to financial statements


                      TRADING SOLUTIONS.COM AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001


                                    Commutative From
                                       Inception
                                    May 14, 1999 to
                                    December 31, 2002   2002      2001
                                   ------------------  --------  --------
Net income (Loss) . . . . . . . .  $        (376,555)  $(5,473)  $(5,957)

Other Comprehensive Loss,
 net of Tax:
    Foreign currency translation
    adjustment. . . . . . . . . .               (140)   (1,520)    1,226
                                   ------------------  --------  --------
Comprehensive Income (Loss) . . .  $        (376,695)  $(6,993)  $(4,731)
                                   ==================  ========  ========

  See accompanying accountant's review report and notes to financial statements



                                    TRADING SOLUTIONS.COM AND SUBSIDIARY
                                      (A DEVELOPMENT STAGE ENTERPRISE)
                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     FROM THE DATE OF INCEPTION (MAY 14, 1999 THROUGH DECEMBER 31, 2002)


                                                                                  Accumulated
                                 Common     Common   Additional                      Other
                                 Stock      Stock    Paid-In       Accumulated    Comprehensive
                                 Shares     Amount   Capital         Deficit         Income         Total
Shares Issued during the
  Year Period Ended
  March 31, 2000. . . . . . .    2,760,000  $27,600  $   107,390  $        -0-   $          -0-   $ 134,990
Net Loss for the Period
  Ended March 31, 2000. . . .          -0-      -0-          -0-      (128,864)             -0-    (128,864)
-----------------------------  -----------  -------  -----------  -------------  ---------------  ----------
Balance, March 31, 2000 . . .    2,760,000   27,600      107,390      (128,864)             -0-       6,126
Shares Issued During the
  Year Ended March 31, 2001 .      101,000    1,010       99,990           -0-              -0-     101,000
Net Loss for the Year Ended
  March 31, 2001. . . . . . .          -0-      -0-          -0-      (110,578)             -0-    (110,578)
-----------------------------  -----------  -------  -----------  -------------  ---------------  ----------
Balance, March 31, 2001 . . .    2,861,000   28,610      207,380      (239,442)             -0-      (3,452)
August 18, 2001 Exchange
  Of Shares for Springland
  Beverages, Inc. . . . . . .   15,542,500   15,543          -0-           -0-              -0-      15,543
September 10, 2001 Shares
  Issued for Services . . . .      120,000   12,000          -0-           -0-              -0-      12,000
Net Loss For the Six Months
 Ended September 30, 2001 . .          -0-      -0-          -0-      ( 83,989)             -0-     (83,989)
-----------------------------  -----------  -------  -----------  -------------  ---------------  ----------
Balance, September 30, 2001 .   18,523,500   56,153      207,380      (323,431)             -0-     (59,898)
Net Loss For the Year Ended
  September 30, 2002. . . . .          -0-      -0-          -0-       (47,651)           1,380     (46,271)
-----------------------------  -----------  -------  -----------  -------------  ---------------  ----------
Balance, September 30, 2002 .   18,523,500   56,153      207,380      (371,082)           1,380    (106,169)
Net Loss For the Three Months
  Ended December 31,2002. . .          -0-      -0-          -0-       ( 5,473)          (1,520)    ( 6,993)
-----------------------------  -----------  -------  -----------  -------------  ---------------  ----------
Balance, December 31, 2002. .   18,523,500  $56,153  $   207,380  $   (376,555)  $         (140)  $(113,162)
=============================  ===========  =======  ===========  =============  ===========================

  See accompanying accountant's review report and notes to financial statements



                          TRADING SOLUTIONS.COM AND SUBSIDIARY
                            (A DEVELOPMENT STAGE ENTERPRISE)
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001


                                                Cumulative From
                                                   Inception
                                                May 14, 1999 to
                                                December 31,2002   2002        2001
                                               -----------------  ----------  ----------
Cash Flows From Operations
 Net Loss From Continuing Operations. . . . .  $       (135,265)  $(  5,473)  $(  5,957)
 Adjustments to Reconcile Net Income to Net
     Cash Provided By Operating Activities
       Amortization . . . . . . . . . . . . .               367         -0-          90
       Land Option Acquired in Stock Exchange            60,260         -0-         -0-
       Loss on Impairment of Trademark. . . .             3,451       3,451         -0-
   Foreign Currency Translation Adjustment. .              (140)     (1,520)      1,226
       (Increase) Decrease
         Other Assets . . . . . . . . . . . .          (  4,379)        -0-    (  4,261)
       Increase (Decrease) In:
     Accounts Payable and Accrued Expenses. .            34,489       3,542       6,178

----------------------------------------------------------------------------------------
    Net Cash Used In Continuing Operations. .           (41,217)        -0-    (  2,724)
    Net Cash Used In Discontinued Operations.          (198,911)        -0-         -0-
                                               -----------------  ----------  ----------
   Net Cash Used In Operating Activities. . .          (240,128)        -0-    (  2,724)
                                               -----------------  ----------  ----------
Cash Flows From Investing Activities
 Equipment Purchases. . . . . . . . . . . . .          (  3,879)        -0-         -0-
                                               -----------------  ----------  ----------
     Net Cash Used In Investing Activities. .          (  3,879)        -0-         -0-
                                               -----------------  ----------  ----------
Cash Flows From Financing Activities
 Proceeds From Shareholder Advances . . . . .            13,526         -0-       2,079
   Short Term Borrowing . . . . . . . . . . .            17,724         -0-         -0-
   Payment of Short Term Borrowing. . . . . .            (3,000)        -0-         -0-
   Issuance of Common Stock . . . . . . . . .           213,990         -0-         -0-
 Cash From Subsidiary Acquired Via Stock
     Exchange . . . . . . . . . . . . . . . .             1,767         -0-         -0-
                                               -----------------  ----------  ----------
   Net Cash Provided By Financing
         Activities . . . . . . . . . . . . .           244,007         -0-       2,079
                                               -----------------  ----------  ----------

Increase (Decrease) in Cash . . . . . . . . .               -0-         -0-    (    645)
Balance, Beginning of Period. . . . . . . . .               -0-         -0-       1,745
Balance, End of Period. . . . . . . . . . . .  $            -0-   $     -0-   $   1,100
                                               =================  ==========  ==========

  See accompanying accountant's review report and notes to financial statements

                      TRADING SOLUTIONS.COM AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

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

          F. Property, Equipment and Related Depreciation - Property and equipment are recorded at cost. Depreciation is computed by the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes. Estimated lives range from five to ten years. Depreciation charged to discontinued operations was $-0- and $-0- for the three months ended December 31, 2002 and 2001, respectively. When properties are disposed of, the related costs and accumulated depreciation are removed from the respective accounts and any gain or loss on disposition is recognized currently. Maintenance and repairs which do not improve or extend the lives of assets are expensed as incurred.

                      TRADING SOLUTIONS.COM AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

          G. Intangible Assets - Prior to October 1, 2002, the Company has capitalized certain costs related to registering a trademark. These costs were amortized on a straight-line basis over its useful life of twelve years. Amortization charged to continuing operations was $-0-and $90 for the three months ended December 31, 2002 and 2001, respectively.

          In October 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Under SFAS 142, intangible assets with indefinite lives are not subject to amortization, but is tested for impairment annually. The Company's trademark has been deemed to have an indefinite useful life; therefore the Company ceased amortization effective October 1, 2002. During the three months ended December 31, 2002 and 2001, the company recognized a loss on the impairment of intangible assets of $3,451 and $-0-, respectively. Reconciliation of reported net income from the date of inception through December 31, 2002 to the net income that would have been reported had the provisions of SFAS 142 been applied in all periods presented is as follows:


                                    Cumulative From Inception
                                    May 14, 1999 to December     Three Months Ended    Three Months Ended
                                            31, 2002              December 31,2002      December 31,2001
Reported Net Loss . . . . . . . .  $                 (376,555)  $            (5,473)  $            (5,957)

Add Back:  Trademark Amortization                         367                   -0-                    90
                                   ---------------------------  --------------------  --------------------
Adjusted Net Income . . . . . . .  $                 (376,188)  $            (5,473)  $            (5,867)
                                   ===========================  ====================  ====================

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

                      TRADING SOLUTIONS.COM AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

          K. Foreign Currency Translation - The income statements of foreign operations are translated into U.S. dollars at rates of exchange in effect each month. The balance sheets of these operations are translated at period-end exchange rates, and the differences from historical exchange rates are reflected in stockholders' equity as cumulative other comprehensive income. During the three months ended December 31, 2002 and 2001, there was $(1,520) and $1,226 unrealized currency translation adjustments.

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

NOTE  3.  SHAREHOLDER  ADVANCES

     As of December 31, 2002 and 2001 the Company owed $50,471 and $42,438, respectively, to an officer/stockholder for various advances made to the Company's wholly owned subsidiary. The advances are unsecured and due on demand.

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

                      TRADING SOLUTIONS.COM AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE  6.  INCOME  TAXES

     The  provision  for  income  taxes  consists  of  the following components:


                                          December 31, 2002    December 31, 2001
                                         -------------------  -------------------
Current:
 Current Tax Benefit. . . . . . . . . .  $              687   $              612
 Deferred Tax Expense . . . . . . . . .                (687)                (612)
                                         -------------------  -------------------
   Net Tax Expense. . . . . . . . . . .  $              -0-   $              -0-
                                         ===================  ===================

Deferred taxes are detailed as follows:
                                          December 31, 2002    December 31, 2001
                                         -------------------  -------------------
Deferred Income Tax Assets
Net Operating Loss Available. . . . . .  $           91,471   $           56,574
Valuation Allowance . . . . . . . . . .              91,471               56,574
                                         -------------------  -------------------
Net Deferred Income Tax Asset . . . . .  $              -0-   $              -0-
                                         ===================  ===================

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

                      TRADING SOLUTIONS.COM AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE  8.  ACQUISITION  OF  SUBSIDIARY

On August 18, 2001, the Company acquired 100% of the outstanding stock of Springland Beverages, Inc., a Canadian corporation, via the issuance of 15,542,500 shares of its common stock valued at par value ($.001 per share) or $15,543. Springland Beverages, Inc. is in a developmental stage and is pursuing the bottled water and related beverage market. The only activities of Springland Beverages, Inc. has been the acquisition of a option to purchase land and the registration of trademarks in the United States and Canada. The exchange created a change in control of the Company. As a result, the majority shareholder of Springland Beverages, Inc. became the majority shareholder and also became the sole director and officer of the company. The Company accounted for this acquisition using the purchase method of accounting. The purchase price was allocated as follows:


Cash. . . . . . . . .  $ 1,767
Land Option . . . . .   60,260
                       -------
    Total Assets. . .   62,027
                       -------
Accounts Payable. . .    5,881
Accrued Expenses. . .    4,213
Shareholder Advances.   36,390
                       -------
    Total Liabilities   46,484
                       -------
Net Assets Acquired .  $15,543
                       =======

NOTE  9.  DISCONTINUED  OPERATIONS

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

There was no income or expenses related to the educational service business segment for the three months ended December 31, 2002 and 2001.

The net assets and liabilities of the discontinued operations of the education services business segment included in the accompanying consolidated balance sheets as of December 31, 2001 and 2000 are as follows:


                               December 31, 2002    December 31, 2001
                              -------------------  -------------------
Current Assets
      Cash . . . . . . . . .  $              -0-   $              -0-
      Other Receivables. . .                 -0-                  -0-
Property and Equipment, Net.                 -0-                  -0-
Current Liabilities
      Accounts Payable . . .              (4,500)              (4,500)
      Accrued Expenses . . .                 -0-                 (800)
                              -------------------  -------------------
Net Assets (Liabilities) . .  $           (4,500)  $           (5,300)
                              ===================  ===================

                      TRADING SOLUTIONS.COM AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE  10.  GOING  CONCERN

     From the date of inception to December 31, 2002, the Company has net losses from operations with raise substantial doubt about its ability to continue as a going concern.

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

DESCRIPTION  OF  THE  BUSINESS

     Trading Solutions.com, Inc. was incorporated on May 14, 1999 in the state of Nevada. We operate through a wholly owned subsidiary, Springland Beverages, Inc., an Ontario, Canada corporation. We intend to market natural spring water and water related beverages, initially in the United States but eventually as a global operation.

We have registered the trademarks "Springland" and "Aurora" in both the United States and Canada. We hope to secure a source of spring water and an operating beverage plant to begin marketing Springland beverages. We had previously identified a potential source of spring water. However, the option to purchase the land with the springs expired before we could exercise it.

     Following the acquisition of an operating plant and source of water, we plan to initiate an aggressive marketing campaign to establish the Springland name. We will strive for corporate brand identification by increasing exposure within the water and water related industry. We intend to develop sales literature, demonstration materials and direct response promotions. We also intend to use direct mail, fax and telemarketing campaigns for sales generation. We recognize that advertising and promotion must be done aggressively in order to accomplish sales goals. Along with ad campaigns, we will release key press releases and reports to appropriate journals and market specific trade shows. Trade show marketing may include informational brochures and giveaways.

THREE  MONTH  PERIODS  ENDED  DECEMBER  31,  2002  AND  DECEMBER  31,  2001

     We did not generate any revenue from operations during the three-month periods ended December 31, 2002 and December 31, 2001. To date we have been unsuccessful in our attempts to acquire a bottling plant and secure a source of spring water for our proposed products. As a result, we have been unable to fully implement our business plan.

     Operating expenses for the three months ended December 31, 2002 consisted of $2,022 in professional fees. We also had a loss of $3,451 relating to the impairment of our trademark. As a result, net loss for the three months ended December 31, 2002 was $5,473. During the three months ended December 31, 2001, net loss from continuing operations was $5,957. Expenses in 2001 consisted mainly of $2,393 in professional fees and $1,490 in travel and entertainment expenses associated with promoting our trademark. During the same period, we had general operating expenses of $1,984 consisting of office rental, telephone bills, taxes and licensing fees. We also had amortization expenses of $90 during the three months ended December 31, 2001.

     As a result of the foregoing, net losses from continuing operations were $5,473 during the three months ended December 31, 2002 and $5,957 during the comparable period in 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At December 31, 2002, we had no assets. Assets at December 31, 2001 were $5,271 consisting of $1,100 in cash and $4,171 in trademarks. In October of 2002, we ceased amortization of our trademarks. As a result, the trademarks are no longer recorded as assets.

     Our auditors have expressed substantial doubt as to our ability to continue as a going concern. Since inception on May 14, 1999, we have not generated any revenue and have cumulative net losses of $376,695 after adjusting for income tax and foreign currency exchange values. Our need for capital will change dramatically if we locate an operating plant to purchase or secure a source of spring water. In the past, we have relied on advances from officers and shareholders to cover our operating costs. Management anticipates that we will receive sufficient advances from our current president to meet our needs through the next 12 months. However, there can be no assurances to that effect. Should we require additional capital, we may seek additional advances from officers or shareholders, sell equity of the Company or find other forms of debt financing.

     Our current operating plan is to handle the administrative and reporting requirements of a public company, attempt to pay our debts, and to continue searching for a bottling plant and a reliable source of spring water.

ITEM  3.  CONTROLS  AND  PROCEDURES

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


                           PART II.  OTHER INFORMATION

EXHIBITS  AND  REPORTS  ON  FORM  8-K


EXHIBIT NUMBER  TITLE                                               LOCATION
          99.1  Certification of Chief Executive Officer and Chief  Attached
                Financial Officer

REPORTS  ON  FORM  8-K

     None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TRADING SOLUTIONS.COM, INC.


Date:  February  18,  2003         /s/Ralph  Moyal
                                   -----------------------------------
                                   Ralph Moyal
                                   CEO  and  Chief  Financial  Officer

                                  CERTIFICATION

I, Ralph Moyal, the Chief Executive Officer and Chief Financial Officer of Trading Solutions.Com, Inc. (the "Company"), certify that:

1.  I  have  reviewed  this  quarterly  report  on  Form  10-QSB of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


February  18,  2003                /s/Ralph  Moyal
                                   -------------------------
                                   Chief  Executive  Officer
                                   Chief  Financial  Officer