Form 10QSB
period 2003-03-31
TRADING SOLUTIONS COM INC
filed 2003-06-03
CIK 1092662

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2003

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File number: 333-85787

TRADING SOLUTIONS.COM, INC.

(Exact name of registrant as specified in charter)

Nevada	88-0425691
State or other jurisdiction of incorporation or organization	I.R.S. Employer I.D. No.

2469 E. Fort Union Blvd., Suite 214, Salt Lake City, UT 84121

(Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code: 801 274-1011

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ] (2) Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d)of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Class	Outstanding as of March 31, 2003
Common Stock, $0.001	18,523,500

Transitional Small Business Format: Yes [ ] No [X]

Documents incorporated by reference: None

FORWARD-LOOKING INFORMATION

THIS FORM 10QSB AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY THE COMPANY OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, 15 U.S.C.A. SECTIONS 77Z-2 AND 78U-5. THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY AND MEMBERS OF ITS MANAGEMENT TEAM AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED.

PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. IMPORTANT FACTORS CURRENTLY KNOWN TO MANAGEMENT THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN FORWARD- LOOKING STATEMENTS ARE SET FORTH HEREIN. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Trading Solutions.com, Inc. (a development stage company) at March 31, 2003 and September 30, 2002, and the statements of operations for the three and six months March 31, 2003 and 2002 and the period from May 14, 1999 to March 31, 2003, and the cash flows for the six months ended March 31, 2003 and 2002, and the period from May 14, 1999 to March 31, 2003, have been prepared by the Company's management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2003 are not necessarily indicative of the results that can be expected for the year ending September 30, 2003.

TRADING SOLUTIONS.COM, INC.

( Development Stage Company )

BALANCE SHEETS

March 31, 2003 and September 30, 2002

	Mar 31,	Sept 30,
	2003	2002
ASSETS
CURRENT ASSETS
Cash	$ -	$ -
	_________	_________
Total Current Assets	-	-
TRADEMARK, net of accumulated amortization	-	4,012
	_________	_________
	$ -	$ 4,012
	========	========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ -	$110,181
	_________	_________
Total Current Liabilities	-	110,181
	_________	_________
STOCKHOLDERS' EQUITY
Common stock
20,000,000 shares authorized, at $0.01 par value; 18,523,500 shares issued and outstanding	185,235	185,235
Capital in excess of par value	182,947	78,298
Deficit accumulated during the development stage	(368,182)	(369,702)
	_________	_________
Total Stockholders' Equity (Deficiency)	$ -	$(106,169)
	_________	_________
	$ -	$ 4,012
	========	=========

The accompanying notes are an integral part of these financial statements.

TRADING SOLUTIONS.COM, INC.

( Development Stage Company )

STATEMENT OF OPERATIONS

For the Three and Six Months Ended March 31, 2003 and 2002

and the Period May 14, 1999 (Date of Inception) to March 31, 2003

	Three Months		Six Months		May 14, 1999 to
	Mar 31,	Mar 31,	Mar 31,	Mar 31,	Mar 31,
	2003	2002	2003	2002	2003
REVENUES	$ -	$ -	$ -	$ -	$ -
	_________	_________	_________	_________	_________
EXPENSES
Administrative	-	26,526	2,022	32,483	67,772
Amortization - trademark	1,520	-	4,971	-	6,491
	_________	_________	_________	_________	_________
	1,520	26,526	6,993	32,483	74,263
	_________	_________	_________	_________	_________
NET INCOME (LOSS) - before other income (loss)	(1,520)	(26,526)	(6,993)	(32,483)	(74,263)
OTHER INCOME (LOSSES)
Gain from settlement of debt	8,513	-	8,513	-	8,513
Loss from discontinued operations	-	-	-	-	(301,797)
Interest expense	-	(219)	-	(219)	(635)
	_________	_________	_________	_________	_________
NET LOSS	$ 6,993	$ (26,745)	$ 1,520	$ (32,702)	$ (368,182)
	========	========	========	========	========
NET LOSS PER COMMON SHARE
Basic	$ -	$ -	$ -	$ -
	======	======	======	======
AVERAGE OUTSTANDING SHARES
Basic (stated in 1000's)	18,524	18,524	18,524	18,524
	======	======	======	======

The accompanying notes are an integral part of these financial statements.

TRADING SOLUTIONS.COM, INC.

( Development Stage Company )

STATEMENT OF CASH FLOWS

For the Six Months Ended March 31, 2003 and 2002

and the Period May 14, 1999 (Date of Inception) to March 31, 2003

	Mar 31, 2003	Mar 31, 2002	May 14, 1999 to Mar 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$ 1,520	$ (32,702)	$(368,182)
Adjustments to reconcile net loss to net cash provided by operating activities
Change in trademark	4,012	179	-
Changes in accounts payable	(110,181)	26,751	-
Contributions to capital - payment of accounts payable	104,649	-	104,649
Issuance of common capital for expenses	-	-	49,543
	_________	_________	_________
Net Cash Flows Used in Operations	-	(5,772)	(213,990)
	_________	_________	_________
CASH FLOWS FROM INVESTING ACTIVITIES
	-	-	-
	_________	_________	_________
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans	-	4,087	-
Proceeds from issuance of common stock	-	-	213,990
	_________	_________	_________
Net Change in Cash	-	(1,685)	-
Cash at Beginning of Period	-	1,745	-
	_________	_________	_________
Cash at End of Period	$ -	$ 60	$ -
	========	========	========

The accompanying notes are an integral part of these financial statements.

TRADING SOLUTIONS.COM, INC.

( Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2003

1. ORGANIZATION

Trading Solutions.com Inc. was incorporated under the laws of the State of Nevada on May 14, 1999 with authorized common stock of 20,000,000 shares at $.01 par value. The Company was established to provide on-line investing educational services. During 2002 the company abandoned that activity and has since remained inactive.

In August 2001, the Company acquired all of the outstanding stock of Springland Beverages, Inc., which was in the business of developing the bottled water and related beverage market. The only activities of Springland Beverages, Inc. has been the acquisition of an option to purchase land and the registration of trademarks in the United States and Canada. Both of which have subsequently expired.

During March 2003 the Company settled all its liabilities, in connection with the transfer of its interest in Springland Beverages, Inc., to a former officer of the Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

On March 31, 2003, the Company had a net operating loss available for carry forward of $368,182. The tax benefit of approximately $110,455 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire starting in 2020 through 2022.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

TRADING SOLUTIONS.COM, INC.

( Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2003

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk.

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

An officer-director of the Company, has acquired 81% of the common capital stock issued and has made capital contributions by the payment of its liabilities.

TRADING SOLUTIONS.COM, INC.

( Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

March 31, 2003

5. GOING CONCERN

The Company intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company, however there is insufficient working capital for any future planned activity, and to service any future debt, which raises substantial doubt about its ability to continue as a going concern. Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through advances from officers, additional equity funding, and long term debt which will enable the Company to conduct operations for the coming year.

ITEM 2. PLAN OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Plan of Operation

During the quarter ended March 31, 2003, the Company operated through its wholly-owned subsidiary, Springland Beverages, Inc., in Ontario, Canada. Springland Beverages, Inc. has not been able to implement its business plan and therefore has failed to achieve profitable operations. On March 28, 2003, the Company sold the Subsidiary back to its president, Ralph Moyal, who resigned from Trading Solutions.com at that time.

The Company is now seeking to acquire assets or shares of an entity actively engaged in business which generates revenues. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. None of the Company's officers, directors, promoters or affiliates have engaged in any substantive contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this quarterly report. The Board of Directors intends to obtain certain assurances of value of the target entity's assets prior to consummating such a transaction. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-KSB's, 10-QSB's, agreements and related reports and documents.

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of March 31, 2003, reflects a total asset value of $0.00. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

During the period from August 16, 2001 through March 31, 2003, the Company intended to engage in the marketing of natural spring water and water related beverages. The intended business plan was not realized and the Company's wholly-owned subsidiary, Springland Beverages, Inc., was sold to its president, Ralph Moyal on March 28, 2003 in exchange for services rendered. No revenues were received by the Company during this period.

For the current fiscal year, the Company anticipates incurring a loss as a result of legal and accounting expenses, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Need for Additional Financing

Based upon current management's willingness to extend credit to the Company and/or invest in the Company until a business combination is completed, the Company believes that its existing capital will be sufficient to meet the Company's cash needs required for the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, and for the costs of accomplishing its goal of completing a business combination, for an indefinite period of time. Accordingly, in the event the Company is able to complete a business combination during this period, it anticipates that its existing capital will be sufficient to allow it to accomplish the goal of completing a business combination. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company's needs for additional financing are likely to increase substantially. In addition, as current management is under no obligation to continue to extend credit to the Company and/or invest in the Company, there is no assurance that such credit or investment will continue or that it will continue to be sufficient for future periods.

ITEM 3. CONTROLS AND PROCEDURES

Pete Falvo (the Company's principal executive officer and principal financial and accounting officer) has concluded, based on his evaluation as of a date within 90 days prior to the date of the filing of this report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None; not applicable.

ITEM 2. CHANGES IN SECURITIES.

None; not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None; not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None; not applicable.

ITEM 5. OTHER INFORMATION.

None; not applicable.

Item 6. Exhibits and Reports on Form 8-K.
Exhibit No.	Description
99.1	Section 906 Certifications
99.2	Section 302 Certifications

Reports filed on Form 8-K:

On April 8, 2003 a Form 8-K was filed describing the details of the change in control from Ralph Moyal to Pete Falvo, the disposition of Springland Beverages, Inc. to Ralph Moyal, and the change in certified accountants to Andersen, Andersen & Strong, LC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trading Solutions.com, Inc.

Date: June 3, 2003 By: /s/ Pete Falvo

Pete Falvo, President