Form 10QSB
period 2003-06-30
TRADING SOLUTIONS COM INC
filed 2003-08-13
CIK 1092662

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

                                                                            FORM 10-QSB

(X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934                      For the quarterly period ended: June 30, 2003

(  )

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934                      For the transition period from           to

Commission File number: 333-85787

TRADING SOLUTIONS.COM, INC.

(Exact name of registrant as specified in charter)

Nevada	88-0425691
State or other jurisdiction of incorporation or organization	(I.R.S. Employer I.D. No.)

2469 E. Fort Union Blvd., Suite 214, Salt Lake City, UT     84121

                  (Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code:  801 274-1011

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

Yes [ ] No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer=s classes of common stock, as of the last practicable date.

Class	Outstanding as of June 30, 2003
Common Stock, $0.001	18,523,500

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying balance sheets of Trading Solutions.com, Inc. (a development stage company) at June 30, 2003 and September 30, 2002, and the statements of operations for the three and nine months June 30, 2003 and 2002 and the period from May 14, 1999 to June 30, 2003, and the cash flows for the nine months ended June 30, 2003 and 2002, and the period from May 14, 1999 to June 30, 2003, have been prepared by the Company=s management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2003 are not necessarily indicative of the results that can be expected for the year ending September 30, 2003.

TRADING SOLUTIONS.COM, INC.

( Development Stage Company )

BALANCE SHEETS

 June 30, 2003 and September 30, 2002

	June 30,	Sept 30,
	2003	2002
ASSETS
CURRENT ASSETS
Cash	$ -	$ -
Total Current Assets	-	-
TRADEMARK, net of accumulated amortization	-	4,012
	$ -	$ 4,012
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ -	$ 110,181
Accounts payable - related party	1,035	-
Total Current Liabilities	1,035	110,181
STOCKHOLDERS' EQUITY
Common stock
20,000,000 shares authorized, at $0.01 par value; 18,523,500 shares issued and outstanding	185,235	185,235
Capital in excess of par value	182,947	78,298
Deficit accumulated during the development stage	(369,217)	(369,702)
Total Stockholders' Equity (Deficiency)	$ (1,035)	$ (106,169)
	$ -	$ 4,012

The accompanying notes are an integral part of these financial statements.

TRADING SOLUTIONS.COM, INC.

( Development Stage Company )

STATEMENT OF OPERATIONS

For the Three and Nine Months Ended June 30, 2003 and 2002

 and the Period May 14, 1999 (Date of Inception) to June 30, 2003

	Three Months		Nine Months		May 14, 1999 to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002	2003
REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
Administrative	1,035	-	3,057	32,483	68,807
Amortization - trademark	-	-	4,971	-	6,491
	1,035	-	8,028	32,483	75,298
NET INCOME (LOSS) - before other income (loss)	(1,035)	-	(8,028)	(32,483)	(75,298)
OTHER INCOME (LOSSES)
Gain from settlement of debt	-	-	8,513	-	8,513
Loss from discontinued operations	-	-	-	-	(301,797)
Interest expense	-	-	-	(219)	(635)
NET PROFIT (LOSS)	$ (1,035)	$ -	$ 485	$ (32,702)	$ (369,217)
NET LOSS PER COMMON SHARE
Basic	$ -	$ -	$ -	$ -
AVERAGE OUTSTANDING SHARES
Basic (stated in 1000's)	18,524	18,524	18,524	18,524

The accompanying notes are an integral part of these financial statements.

TRADING SOLUTIONS.COM, INC.

( Development Stage Company )

STATEMENT OF CASH FLOWS

For the Nine Months Ended June 30, 2003 and 2002

 and the Period May 14, 1999 (Date of Inception) to June 30, 2003

	June 30, 2003	June 30, 2002	May 14, 1999 to June 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net profit (loss) from continuing operations	$ 485	$ (32,702)	$(369,217)
Adjustments to reconcile net loss to net cash provided by operating activities
Change in trademark	4,012	179	-
Changes in accounts payable	(110,181)	26,751	-
Changes in accounts payable-related party	1,035	-	1,035
Contributions to capital - payment of accounts payable	104,649	-	104,649
Issuance of common capital for expenses	-	-	49,543
Net Cash Flows Used in Operations	-	(5,772)	(213,990)
CASH FLOWS FROM INVESTING ACTIVITIES
	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans	-	4,087	-
Proceeds from issuance of common stock	-	-	213,990
Net Change in Cash	-	(1,685)	-
Cash at Beginning of Period	-	1,745	-
Cash at End of Period	$ -	$ 60	$ -

The accompanying notes are an integral part of these financial statements.

 TRADING  SOLUTIONS.COM, INC.

( Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2003

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

Income Taxes

On June 30, 2003, the Company  had a  net operating loss available for carry forward of  $369,217. The  tax benefit of  approximately  $110,765 from the loss carry forward  has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.  The net operating loss will expire starting  in 2020 through 2022.

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

June 30, 2003

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

June 30, 2003

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

ITEM 2.  PLAN OF OPERATIONS

MANAGEMENT=S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-KSB's, 10-QSB=s, agreements and related reports and documents.

Liquidity and Capital Resources

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of June 30, 2003, reflects a total asset value of $0.00. The Company has no cash or line of credit, other than that which present management may agree to extend to or invest in the Company, nor does it expect to have one before a merger is effected.  The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

During the period from August 16, 2001 through March 31, 2003, the Company intended to engage in the marketing of natural spring water and water related beverages. The intended business plan was not realized and the Company=s wholly-owned subsidiary, Springland Beverages, Inc., was sold to its president, Ralph Moyal on March 28, 2003 in exchange for services rendered. No revenues were received by the Company during this period.

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

Need for Additional Financing

Based upon current management=s willingness to extend credit to the Company and/or invest in the Company until a business combination is completed, the Company believes that its existing capital will be sufficient to meet the Company's cash needs required for the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, and for the costs of accomplishing its goal of completing a business combination, for an indefinite period of time. Accordingly, in the event the Company is able to complete a business combination during this period, it anticipates that its existing capital will be sufficient to allow it to accomplish the goal of completing a business combination. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.  In addition, as current management is under no obligation to continue to extend credit to the Company and/or invest in the Company, there is no assurance that such credit or investment will continue or that it will continue to be sufficient for future periods.

ITEM 3. CONTROLS AND PROCEDURES

Pete Falvo (the Company=s principal executive officer and principal financial and accounting officer) has concluded, based on his evaluation as of a date within 90 days prior to the date of the filing of this report, that the Company=s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to the Company=s management as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company=s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None; not applicable.

ITEM 2.  CHANGES IN SECURITIES.

None; not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None; not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None; not applicable.

ITEM 5.   OTHER INFORMATION.

None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

Exhibit No.	Description
31.1	Section 302 Certifications
32.1	Section 906 Certifications

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

Trading Solutions.com, Inc.
Date: August 13, 2003	By: /s/ Pete Falvo
Pete Falvo, President