Form 10KSB
period 2003-09-30
TRADING SOLUTIONS COM INC
filed 2004-01-14
CIK 1092662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-KSB

[ X ]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACTOF 1934

For the Fiscal Year ended September 30, 2003

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934 For the transition period from _____ to _____

Commission File Number:

333-85787

TRADING SOLUTIONS.COM, INC.

(Name of small business issuer as specified in its charter)

Nevada	88-0425691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2469 E. 7000 S., #214, Salt Lake City, Utah 84121	801-274-1011
(Address of principal executive offices)	(Issuer's telephone number)

Securities registered under Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	None
Securities registered under Section 12(g) of the Act:
Common Stock, $0.01 par value
(Title of class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

On September 30, 2003 the aggregate market value of the voting stock of Trading Solutions.Com, Inc. held by non-affiliates of the registrant was approximately $30,073 based upon the average bid and asked prices of such common stock on said date as reported by Charles Schwab. On such date, there were 18,073,500 shares of common stock of the registrant outstanding.

Documents  Incorporated  by  Reference:  None.

Transitional  Small  Business  Disclosure  Format:  Yes [ ] No [x]

TABLE OF CONTENTS

Page

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

ITEM 2.

DESCRIPTION OF PROPERTY.

5

ITEM 3.

LEGAL PROCEEDINGS.

5

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

5

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

ITEM 7.

FINANCIAL STATEMENTS

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ON ACCOUNTANTS

ACCOUNTING AND FINANCIAL DISCLOSURE                                                                  8

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

 COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT                                       9

ITEM 10.

EXECUTIVE COMPENSATION.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

OWNERS AND MANAGEMENT.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

12

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K.

12

ITEM 14.

CONTROLS AND PROCEDURES.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve risks and uncertainties.  These forward-looking statements are based on our current expectations, beliefs and assumptions.  When we use words such as “anticipates,” “expects,” “intends,” “plans,” “believes” or similar expressions, we are making forward-looking statements.  Our actual results could differ materially from those anticipated in forward-looking statements.  Factors that might cause such differences include the risks discussed in "Item 1.  Description of Business–Risk Factors" and in “Item 6. Management’s Discussion and Analysis or Plan of Operation,” as well as those discussed elsewhere in this annual report.

We caution you not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this annual report.  We will not update any forward-looking statement to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.          DESCRIPTION OF BUSINESS

Trading Solutions.com, Inc. was incorporated on May 14, 1999 in the state of

Nevada. We were originally organized to develop a trading school designed to educate people interested in online investing. We offered courses for beginners as well as experienced traders, consisting of theory sessions linked closely with practical hands-on training. We offered individual training, small group sessions and seminars focusing on online trading and various computer-related subjects.

We were not successful with our online trading school and on August 18, 2001, we entered into an exchange agreement with Springland Beverages, Inc., an Ontario, Canada Corporation. Pursuant to the agreement, we exchanged 15,542,500 shares of common stock for all of the issued and outstanding shares of Springland Beverages, Inc., making Springland our wholly owned subsidiary. Concurrent with the agreement, there was a change in control and we changed our business plan to focus on developing and marketing soft drinks. Springland Beverages, Inc. was not able to implement its business plan and failed to achieve profitable operations and on March 28, 2003, we sold the subsidiary back to its president, leaving us with no immediate potential revenue sources.

As a result of the foregoing, currently we have had no business operations, and are actively seeking merger or acquisition candidates.

RISK FACTORS

The risks and uncertainties described below are not the only ones that we face.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.  If any of the following risks and uncertainties develop into actual events, our business, financial condition and results of operations could be materially and adversely affected, and the trading price of our common stock could decline.

RISK FACTORS RELATING

TO OUR BUSINESS

•

We cannot guarantee that we will continue as a going concern because we have not yet been successful in establishing profitable operations.

We have received a report from our independent auditors on our financial statements for fiscal years ended September 30, 2003 and 2002. The footnote to our financial statements list factors, including recurring losses since incorporation, that raise substantial doubt about our ability to continue as a going concern.

•

It is difficult for investors to evaluate our likely future performance because we are an early stage company without long operating history.

Since our incorporation in 1999, we have been engaged in start-up and development activities.  We have operated at a loss, and losses are expected to continue.  We have little operating history upon which investors may base an evaluation of our likely future performance and currently have extremely limited operations.

•

We have a history of losses, and we will need additional capital to continue our operations. If we are unable to obtain additional capital, we will have to curtail our operations.

As of this date, we have generated limited revenues and incurred significant losses.  We have never been profitable and continue to incur losses from operations. We may never generate sufficient revenue, income and cash flows to support even our extremely limited operations.  We expect to incur losses because we anticipate incurring significant expenses in connection with developing products and markets through an acquisition or otherwise. Our future potential revenues could decline by reason of factors beyond our control such as technological changes and developments or downturns in the economy.  If we continue to incur losses, if our revenues decline or grow at a slower rate, or if our expenses increase without commensurate increases in revenues, our operating results will suffer and the value of common stock may decline.

ADDITIONAL RISKS RELATED

TO BUYING OUR STOCK

•

You may have difficulties trading and obtaining quotations on "penny stock" issues.

Our shares of common stock are a "penny stock" as defined in the Securities Exchange Act of 1934, as amended.  These shares to be traded in the over-the-counter market on the OTC Bulletin Board. As a result, our shareholders may find it more difficult to dispose of or obtain accurate quotations as to the price of our shares. In addition, the "penny stock" rules adopted by the Securities and Exchange Commission under the Securities Exchange Act of 1934, make the sale of the shares of the common stock subject to certain regulations, which impose sales practice requirements on broker-dealers. For example, broker-dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Furthermore, if the person purchasing the securities is someone other than an accredited investor or an established customer of the broker-dealer, the broker-dealer must also approve the potential customer’s account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker-dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the Securities and Exchange Commission rules may limit the number of potential purchasers of the shares of the common stock.

•

You may be subject to resale restrictions on transferring "penny stocks."

Various state securities laws impose restrictions on transferring "penny stocks" and, as a result, the ability of investors in our common stock to sell their shares of common stock may be impaired.  For example, the Utah Securities Commission prohibits brokers from soliciting buyers for "penny stocks," which makes selling shares of "penny stocks" more difficult.

•

We may issue additional shares and dilute your ownership percentage.

Our bylaws allow the board to issue common stock without shareholder approval.  Currently, if additional funds are raised through the issuance of equity securities, or another company is purchased using our equity securities, the percentage of equity ownership of our existing stockholders will be reduced.  In addition, holders of these equity securities may have rights, preferences or privileges senior to those of the existing holders of our common stock.  If additional funds are raised through the issuance of debt securities, we may incur significant interest charges, and these securities could also impose restrictions on our operations.  If additional financing is not available when needed on terms favorable to us or at all, we will have to curtail our operations.

•

Due to our lack of assets, there will be no liquidation value if our business fails.

We currently have no significant assets or equipment, nor do we plan to have any in the near future.  In the event our business is liquidated, investor money will have been spent on operations, and equipment with insignificant salvage value.

ITEM 2.

DESCRIPTION OF PROPERTY

Our corporate headquarters are located at 2469 E. 7000 S., #214, Salt Lake City, Utah 84121.  Current offices are adequate for present needs.  Office space is leased and will be increased as we deem necessary.  We believe that it will not be difficult to find additional or alternative office space if necessary in the foreseeable future.

ITEM 3.

LEGAL PROCEEDINGS

We are not a party to any material legal proceedings.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY

HOLDERS

None.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is quoted on the NASD’s Over the Counter Bulletin Board under the symbol TSLU.

As of September 30, 2002, there were approximately 59 shareholders of record holding a total of 18,073,500 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

We have not paid, nor declared, any dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that our assets exceed our liabilities and we are able to pay our debts as they become due in the usual course of business.

A  table  of  stock  prices  for  the  preceding  two  years  is provided below.

CALENDAR YEAR 2001

HIGH BID

LOW BID

Quarter ended September 30

$   1.60

$   0.31

Quarter ended December 31

$   0.60

$   0.25

CALENDAR YEAR 2002

HIGH BID

LOW BID

Quarter ended March 31

$   0.30

$   0.16

Quarter ended June 30

$   0.16

$   0.02

Quarter ended September 30

$   0.12

$   0.001

Quarter ended December 31

$   0.001

$   0.001

CALENDAR YEAR 2003

HIGH BID

LOW BID

Quarter ended March 31

$   0.02

$   0.001

Quarter ended June 30

$   0.03

$   0.001

Quarter ended September 30

$   0.02

$   0.001

ITEM  6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR

                  PLAN OF OPERATION

Plan of Operation

We are seeking to acquire assets or shares of an entity actively engaged in business which generates revenues. We have no particular acquisitions in mind and have not entered into any negotiations regarding such an acquisition. None of our officers, directors, promoters or affiliates have engaged in any substantive contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between our company and another company as of the date of this annual report. The board of directors intends to obtain certain assurances of value of the target entity's assets prior to consummating such a transaction. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to our present stockholders.

We have, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes that we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the acquisition candidate will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing agreements, documents and related reports and such as information statements, current reports, quarterly reports and annual reports.

Liquidity and Capital Resources

We remain in the development stage and have experienced no significant change in liquidity or capital resources or stockholder's equity since re-entering of the development stage. Our balance sheet as of September 30, 2003, reflects a total asset value of $0.00. We have no cash or line of credit, other than that which present management may agree to extend to or invest in this company, nor do we expect to have one before a merger is effected. We will carry out our plan of business as discussed above. We cannot predict to what extent our liquidity and capital resources will be diminished prior to the consummation of a business combination or whether our capital will be further depleted by the operating losses (if any) of the business entity which we may eventually acquire.

Results of Operations

During the period from October 1, 2002 through September 30, 2003, we have engaged in no significant operations other than maintaining our reporting status with the SEC and seeking a business combination. No revenues were received by us during this period.

For the current fiscal year, we anticipate incurring a loss as a result of legal and accounting expenses, and expenses associated with locating and evaluating acquisition candidates. We anticipate that until a business combination is completed with an acquisition candidate, we will not generate revenues, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Need for Additional Financing

Based upon current management's willingness to extend credit to us and/or invest in us until a business combination is completed, we believe that our existing capital will be sufficient to meet the cash needs required for the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, and for the costs of accomplishing our goal of completing a business combination, for an indefinite period of time. Accordingly, in the event we are able to complete a business combination during this period, we anticipate that our existing capital will be sufficient to allow us to accomplish the goal of completing a business combination. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow us to complete a business combination, and once a business combination is completed, our needs for additional financing are likely to increase substantially. In addition, as current management is under no obligation to continue to extend credit to us and/or invest in us, there is no assurance that such credit or investment will continue or that it will continue to be sufficient for future periods.

ITEM 7.

FINANCIAL STATEMENTS

Our consolidated financial statements and the independent auditors' report appear on pages F-1 through F- 8 of this Report and are incorporated into this Item 7 by reference.

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS ON  ACCOUNTING AND FINANCIAL  DISCLOSURE.

See 8-K filing for change in accountants dated April 8, 2003.

Freedman & Goldberg, CPA's, P.C., Certified Public Accountants located in Farmington Hills, MI audited our financial statements for the years ended September 30, 2002 and 2001. Freedman & Goldberg CPA's, P.C. was dismissed by our management on April 4, 2003, as a result of engaging another auditor for us, Andersen, Andersen & Strong, LC on April 4, 2003.

The decision to change accountants was approved by the board of directors.

There were no disagreements between us and Freedman & Goldberg CPA's, P.C. whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing, scope or procedure which, if not resolved, would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

The Reports of Freedman & Goldberg CPA's, P.C. for the years of 2002 and 2001, did not contain any adverse opinions or disclaimers of opinion, but noted as to uncertainty, audit scope or accounting principles as follows:

Note 12 of the audited financial statements of Trading Solutions.com, Inc. for the year ended September 30, 2002, addressed "Going Concern" uncertainties, which stated, in part, "The Company's ability to continue as a going concern is dependent upon the Company's ability to raise capital and acquire or establish a profitable operation in the bottled water market. There is no assurance that we will be successful in its efforts to raise additional proceeds or achieve profitable operations." Management does not disagree with this statement.

Management did not consult Andersen, Andersen & Strong, LC regarding the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered, nor concerning any matter that was the subject of any disagreement or event.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The  following  table sets forth the name, age, position and office term of each executive  officer  and  director  of  the  Company  as  of  September 30, 2003.

Name and Address	Age	Position and Office Held
Pete Falvo c/o Trading Solutions.com, Inc. 2469 E. 7000 S., #214\ Salt Lake City, Utah 84121	54	President, Secretary Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Chairman Of The Board Of Directors

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, and the regulations of the Securities and Exchange Commission promulgated thereunder, require our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC, and provide us with copies of such reports.  Based solely on a review of the copies of the reports furnished to us, or written representations that no reports were required to be filed, we believe that during the fiscal year ended September 30, 2003 all Section 16(a) filing requirements applicable to our directors, officers, and greater than 10% beneficial owners were complied with.

ITEM  10.  EXECUTIVE COMPENSATION

Our sole director and executive officer as of September 30, 2003 had received no cash or other remuneration for services rendered to us; and no compensatory arrangements have yet been set for service in these capacities. Previous director and executive compensation was as follows:

Summary Compensation Table

		Annual Compensation		Long Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Securities Underlying Options (#s)	All Other Compensation ($)
Ralph Moyal Chief Executive Officer (1), Director (1)	2002 2001 2000	--- --- ---	--- --- ---	--- --- ---	--- --- ---
Natalie Shahvaran Chief Executive Officer (1), Director (1)	2002 2001 2000	--- 30,500 11,300	--- --- ---	--- --- ---	--- --- ---
Michael Strahl Secretary (1)	2002 2001 2000	--- 22,500 1,550	--- --- ---	--- --- ---	--- --- ---
Susan Turner Secretary (1)	2002 2001 2000	--- 1,000 ---	--- --- ---	--- --- ---	--- --- ---

(1) Position terminated in 2001.

Significant Employees

Except for our officers and directors, we have no significant employees.

Option Grants

We did not grant any options to our executive officers in the fiscal year ended September 30, 2003.

Option Exercises and Year-End Option Values

None of our executive officers held any options as of September 30, 2003.

Employment Agreements

None.

ITEM 11.

SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS  AND MANAGEMENT.

The following table presents information about the beneficial ownership of our common stock as of September 30, 2003 by:

•

each person or entity who is known by us to own beneficially more than 10% of the outstanding shares of our common stock;

•

each of our directors;

•

each of our named executive officers;

•

each of the persons who served as our chief executive officer during our fiscal year ended September 30, 2003; and

•

all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities, subject to community property laws, where applicable.  The percentage of beneficial ownership is based on 18,073,500 shares of common stock outstanding as of September 30, 2003.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding (1)
Pete Falvo (2) c/o Trading Solutions.com, Inc. 2469 E. 7000 S., #214 Salt Lake City, Utah 84121	15,000,000	82.9%
Ralph Moyal (3) 2 Rodeo Court, Toronto Ontario Canada M2M 4M3	--	--
Walter Perchal (3) 25 Holbrooke Ave. Toronto Ontario, Canada M8Y 3B3	--	--
Mario DiGenova (3) 35 Oak Street, Suite 110 Westen Ontario Canada M9N 1A1	--	--
All current directors and executive officers as a group (one)	15,000,000	82.9%

(1)  Includes shares of common stock subject to warrants currently exercisable or convertible within 60 days of September 30, 2003 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)  Officer and/or director.

(3)  Served as an officer and/or director until March 2003.

We are not aware of any arrangements that at a latter date may result in a change in our control.

ITEM  12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As of September 30, 2003, we owed to Pete Falvo for various advances made to us to cover operating expenses. The advances are unsecured and due on demand.

As of September 30, 2002, we owed $49,916 to Ralph Moyal for various advances made to our wholly owned subsidiary. The advances have since been repaid and we are no longer indebted to Mr. Moyal.

Ralph Moyal provided office space to the Company under an informal rental agreement. Total rents paid in the year ended September 30, 2002 were $1,905. This arrangement continued through March 2003.

ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

(a)

Documents Incorporated By Reference

None; not applicable.

(b)

Reports On Form 8-K

No Current Reports on Form 8-K were filed during the three months ended

September 30, 2003.

ITEM 14.

CONTROLS AND PROCEDURES

Mark L. Baum (the Company's principal executive officer and principal financial and accounting officer) has concluded, based on his evaluation as of a date within 90 days prior to the date of the filing of this report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed in such reports is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 14, 2004.

Trading Solutions.com, Inc.:

By:  /s/ Mark L. Baum

_______________________________

Mark L. Baum

President, chief executive officer, principal financial officer, principal accounting officer, secretary, chairman of the board of directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date stated.

/s/ Mark L. Baum

_______________________________

Mark L. Baum

President, chief executive officer, principal financial officer, principal accounting officer, secretary, chairman of the board of directors

Date: 1/14/04

SELLERS & ANDERSEN   L.L.C.                                             941 East 3300 South, Suite 202

Certified Public Accountants and Business Consultants                           Salt Lake City, Utah 84106

Member SEC Practice Section of the AICPA                                                                              Telephone 801 486-0096

                                                                                                        Fax 801 486-0098

Board of Directors

Trading  Solutions.com, Inc.

Salt Lake City, Utah

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Trading  Solutions.com, Inc.  (development stage company)   at  September 30, 2003   and the statements of operations,  stockholders' equity, and cash flows for the years ended September 30, 2003 and 2002 and the period May 14, 1999 (date of inception)  to September 30, 2003. These financial  statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over all  financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of  Trading  Solutions.com, Inc. at September 30, 2003   and the statements of operations,  and cash flows for the years ended September 30, 2003 and 2002 and the period May 14, 1999 (date of inception)  to September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company   will need additional  working capital  for its planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah

January 5, 2004                                            s\Sellers & Andersen L.L.C.

F1

TRADING  SOLUTIONS.COM,  INC.

(Development Stage Company)

BALANCE SHEET

  September 30, 2003

ASSETS

CURRENT ASSETS

Cash

$       -

     Total Current Assets

$       -

LIABILITIES AND STOCKHOLDERS' EQUITY (deficiency)

CURRENT LIABILITIES

    Accounts payable - related parties

$ 1,510

Total Current Liabilities

            1,510

STOCKHOLDERS' EQUITY (deficiency)

   Common stock

        20,000,000 shares authorized, at $.01 par  value;

       18,073,500 shares issued and outstanding

      180,735

   Capital in excess of par value

187,447

Deficit accumulated during the development stage

(369,692)

Total Stockholders' Deficiency

 (1,510)

$       -

                   The accompanying notes are an integral part of these financial statements.

F2

TRADING  SOLUTIONS.COM,  INC.

(Development Stage Company)

STATEMENT OF OPERATIONS

For the Years Ended September 30, 2003 and 2002 and the

Period May 14, 1999 (date of inception) to September 30, 2003

Sept 30,

Sept 30,

May 14, 1999 to

2003

2002

Sept 30, 2003

REVENUES

   $        -

$       -

         $         -

EXPENSES

Administrative

3,111

47,284

69,129

Amortization - trademark

             4,012

4,379

NET LOSS FROM OPERATIONS -

          before other gains & losses

(7,123)

(47,651)

(73,508)

OTHER GAINS & LOSSES

    Gain from settlement of debt

8,513

-

8,513

    Losses from discontinued operations

       -

          -

(304,697)

NET PROFIT (LOSS)

$ 1,390

$ (47,651)

$ (369,692)

NET LOSS PER COMMON SHARE

Basic and diluted

 $     -

$    -

AVERAGE OUTSTANDING SHARES

    Basic (stated in 1,000's)

18,074

             18,074

The accompanying notes are an integral part of these financial statements.

F3

TRADING  SOLUTIONS.COM,  INC.

(Development Stage Company)

 STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY (deficiency)

For the Period May 14, 1999 (Date of Inception)

to November 30, 2003

Capital in

       Common Stock

Excess of

Accumulated

Shares

Amount

Par Value

   Deficit

Balance May 14,  1999 (date of inception)

-

$       -

$         -

$          -

Issuance of common stock at $.0489 -

2,760,000

27,600

107,390

-

   1999-2000

Net operating loss for the period ended

    March 31, 2000

-

-

-

(128,864)

Issuance of common stock at $1.00 - 2000

101,000

1,010

99,990

-

Net operating loss for the year ended

March 31, 2001

-

-

-

(110,578)

Issuance of common stock for all outstanding

    stock of Springland Beverages, Inc - 2001

15,092,500

150,925

(135,382)

-

Issuance of common stock for services

   at $.10 - September 2001

120,000

1,200

10,800

-

Net operating loss for the six months ended

     September 30, 2001

-

-

-

(83,989)

Net operating loss for the year ended

    September 30, 2002

-

-

-

(47,651)

Contributions to capital - payment of debt - 2003

-

-

104,649

-

Net operating profit for the year ended

   September 30, 2003

-

-

-

1,390

Balance September 30, 2003

18,073,500

$ 180,735

$ 187,447

$ (369,692)

                                             The accompanying notes are an integral part of these financial statements.

F4

TRADING  SOLUTIONS.COM,  INC.

(Development Stage Company)

STATEMENT OF CASH FLOWS

For the Years Ended September 30, 2003 and 2002 and the

Period May 14, 1996 (date of inception) to September 30, 2003

    Sept 30,

Sept 30,

May 14, 1999 to

2003

              2002               Sept 30, 2003

CASH FLOWS FROM

OPERATING ACTIVITIES

Net profit ( loss)

 $ 1,390

           $ (47,651)

            $  (369,692)

Adjustments to reconcile net loss to

net cash provided by operating

activities

             Amortize trade mark

4,012

367                      4,379

             Changes in accounts payable

(108,671)

45,539                      1,510

             Contributions to capital - payment of debt

104,649

                        -

                     104,649

             Foreign exchange adjustment

(1,380)

                       -

                             -

Issuance of common stock for expenses

         -

-

                   45,164

Net Cash Used in Operations

        -

(1,745)           (213,990)

CASH FLOWS FROM INVESTING

ACTIVITIES

     -

       -                             -

CASH FLOWS FROM FINANCING

ACTIVITIES

       Proceeds from issuance of common stock

     -

     -                    213,990

    Net Increase  in Cash

   -

  (1,745)                          -

Cash at Beginning of Period

      -

  1,745                           -

Cash at End of Period

 $     -

$      -                    $     -

NON  CASH  FLOWS  FROM  OPERATING & FINANCING  ACTIVITIES

    Capital contributions - payment of debt - 2003

$ 104,649

    Issuance of common capital stock for expenses - 1999-2001

45,164

The accompanying notes are an integral part of these financial statements.

F5

TRADING  SOLUTIONS.COM,  INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2003

1.

ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on May 14, 1999 with authorized common stock of  20,000,000 shares at $.01 par value.

The Company was organized for the purpose of providing on-line investing educational services.  During 2002 the company abandoned that activity and has since remained inactive.

In August 2001, the Company acquired all of the outstanding stock of Springland Beverages, Inc., which was in the business of developing  bottled water and the related beverage market.  The only activities of Springland Beverages, Inc, was the acquisition of an option to purchase land and the registration of trademarks in the United States and Canada, both of which have subsequently expired.

During March 2003 the Company  settled all its prior liabilities, in connection with the transfer of  its interest in Springland Beverages, Inc.,  to a former officer of the Company.

Since its inception the Company  completed private placement offerings  for $213,990.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse.  An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On September 30, 2003, the Company had a net operating loss available for carry forward of  $1,510.  The income tax benefit of approximately $450 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations.  The loss carryover will  expire in  2023.

F6

TRADING  SOLUTIONS.COM,  INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2003

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Revenue Recognition

Revenue will be recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development

The company will expense advertising and market development costs as incurred.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the  exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk.

Financial Instruments

The carrying amounts of financial instruments,  including accounts payable,  are considered by management to be their estimated fair values.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of the assets  and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could vary from the estimates that were assumed in preparing these financial statements.

F7

TRADING  SOLUTIONS.COM,  INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2003

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its  financial statements.

3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

An officer has acquired 83% of the outstanding common stock, and made a no interest, demand loan to the Company of $1,510.

A former officer has made contributions to capital of $104,649 by payment of Company debt.

1.

GOING CONCERN

The Company intends to seek  business opportunities that will  provide a profit,  however, the Company does not have the working capital necessary to be successful in this effort and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company  as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through short term related party loans,  and equity funding,  which will enable the Company to operate for the coming year.

F8

#