Form 10QSB
period 2003-12-31
TRADING SOLUTIONS COM INC
filed 2004-02-19
CIK 1092662

 U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: December 31, 2003

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
Yes [ ] No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Outstanding as of December 31, 2003
Common Stock, $0.001	18,073,500

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Trading Solutions.com, Inc. (a development stage company) at December 31, 2003 and September 30, 2003, and the statements of operations for the three months December 31, 2003 and 2002 and the period from May 14, 1999 to December 31, 2003, and the cash flows for the three months ended December 31, 2003 and 2002, and the period from May 14, 1999 to December 31, 2003, have been prepared by the Company’s management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended December 31, 2003 are not necessarily indicative of the results that can be expected for the year ending September 30, 2004.

TRADING SOLUTIONS.COM, INC.
( Development Stage Company )
BALANCE SHEETS
December 31, 2003 and September 30, 2003

	Dec 31,	Sept 30,
	2003	2003

ASSETS
CURRENT ASSETS
Cash	$ -	$ -

Total Current Assets	-	-
	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ -	$ -
Accounts payable - related party	___-	1,510

Total Current Liabilities	___-	1,150

STOCKHOLDERS' EQUITY
Common stock
20,000,000 shares authorized, at $0.01 par value; 18,073,500 shares issued and outstanding	180,735	180,735
Capital in excess of par value	188,957	187,447
Deficit accumulated during the development stage	(369,692)	(369,692)

Total Stockholders' Equity (Deficiency)	_ -	(1,510)

	$ -	$ -

The accompanying notes are an integral part of these financial statements.

TRADING SOLUTIONS.COM, INC.
( Development Stage Company )
STATEMENT OF OPERATIONS
For the Three Months Ended December 31, 2003 and 2002
and the Period May 14, 1999 (Date of Inception) to December 31, 2003

	Three Months		May 14, 1999 to

	Dec 31,	Dec 31,	Dec 31,
	2003	2002	2003

REVENUES	$ -	$ -	$ -

EXPENSES
Administrative	-	5,473	69,129
Amortization - trademark	-	-	4,379

NET INCOME (LOSS) - before other income (loss)	-	(5,473)	(73,508)
OTHER INCOME (LOSSES)
Gain from settlement of debt	-	-	8,513
Loss from discontinued operations	-	-	(304,697)

NET PROFIT (LOSS)	$ -	$ (5,473)	$ (369,692)

NET LOSS PER COMMON SHARE
Basic	$ -	$ -

AVERAGE OUTSTANDING SHARES
Basic (stated in 1000's)	18,074	18,074

The accompanying notes are an integral part of these financial statements.

TRADING SOLUTIONS.COM, INC.
( Development Stage Company )
STATEMENT OF CASH FLOWS
For the Three Months Ended December 31, 2003 and 2002
and the Period May 14, 1999 (Date of Inception) to December 31, 2003

	December 31, 2003	December 31, 2002	May 14, 1999 to December 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net profit (loss) from continuing operations	$ -	$ (5,473)	$(369,692)
Adjustments to reconcile net loss to net cash provided by operating activities
Amortize trade mark	-	-	4,379
Changes in accounts payable	(1,510)	5,473	-
Contributions to capital - payment of debt	1,510	-	106,159
Foreign exchange adjustment	-	-	-
Issuance of common stock for expenses	-	-	45,164

Net Cash Flows Used in Operations	-	-	(213,990)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	213,990

Net Change in Cash	-	-	-
Cash at Beginning of Period	-	-	-

Cash at End of Period	$ -	$ ___-	$ -

The accompanying notes are an integral part of these financial statements.

TRADING SOLUTIONS.COM, INC.
( Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003

1.    ORGANIZATION

Trading Solutions.com Inc. was incorporated under the laws of the State of Nevada on May 14, 1999 with authorized common stock of 20,000,000 shares at $.01 par value.

The Company was organized for the purpose of providing on-line investing educational services. During 2002 the company abandoned that activity and has since remained inactive.

In August 2001, the Company acquired all of the outstanding stock of Springland Beverages, Inc., which was in the business of developing the bottled water and the related beverage market. The only activities of Springland Beverages, Inc. was been the acquisition of an option to purchase land and the registration of trademarks in the United States and Canada, both of which have subsequently expired.

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

On December 31, 2003, the Company had a net operating loss available for carry forward of $1,510. The tax benefit of approximately $450 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire in 2023.

TRADING SOLUTIONS.COM, INC.
( Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003

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

TRADING SOLUTIONS.COM, INC.
( Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

An officer-director of the Company, has acquired 83% of the common capital stock issued.

A former officer has made contributions to capital of $106,159 by payment of company debt and made no interest demand loans of $1,510 to the Company.

4. GOING CONCERN

The Company intends to seek business opportunities that will provide a profit, however, the Company, does not have the working capital necessary to be successful in this effort and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through short term related party loans, and equity funding, which will enable the Company to operate for the coming year.

ITEM 2. PLAN OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

Liquidity and Capital Resources

We remain in the development stage and have experienced no significant change in liquidity or capital resources or stockholder's equity since re-entering of the development stage. Our balance sheet as of December 31, 2003, reflects a total asset value of $0.00. We have no cash or line of credit, other than that which present management may agree to extend to or invest in this company, nor do we expect to have one before a merger is effected. We will carry out our plan of business as discussed above. We cannot predict to what extent our liquidity and capital resources will be diminished prior to the consummation of a business combination or whether our capital will be further depleted by the operating losses (if any) of the business entity which we may eventually acquire.

Results of Operations

During the period from October 1, 2002 through December 31, 2003, we have engaged in no significant operations other than maintaining our reporting status with the SEC and seeking a business combination. No revenues were received by us during this period.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The Company's management, with the participation of the chief executive officer/chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based upon that evaluation, the chief executive officer/chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer/chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None; not applicable.

ITEM 2. CHANGES IN SECURITIES.

None; not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None; not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

See the Definitive Information Statement that was filed with the Securities and Exchange Commission on January 9, 2004, and which is incorporated herein by reference. See Item 6.

ITEM 5. OTHER INFORMATION.

On December 20, 2003, a Stock Purchase Agreement (the "Agreement") was executed by and between Pete Falvo ("Falvo"), that was the owner of approximately 82.9% of the outstanding voting securities of the Company, as "Seller," and Mark L. Baum ("Baum"), as "Buyer," pursuant to which Baum became the controlling stockholder of the Company, and Mr. Baum became a director and executive officer of the Company. See the 8-K Current Report of the Company dated December 22, 2003, that has been previously filed with the Securities and Exchange Commission and is incorporated herein; and the Definitive Information Statement of the Company that was filed with the Securities and Exchange Commission on January 9, 2004. See Item 6.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer/Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer/Principal Financial Officer pursuant to U.S.C. Section 2350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    Definitive Information Statement filed December 22, 2003.*

(b) Reports on Form 8-K.

8-K Current Report dated December 22, 2003, regarding a change in control of the Company.*

* Previously filed and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trading Solutions.com, Inc.
Date: February 18, 2004	By: /s/Mark L. Baum

Mark Baum, President

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of this Form 10-QSB as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certifies, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best knowledge of the undersigned:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: February 17, 2004

/s/ Mark L. Baum
By: _____________________
Mark L. Baum
Chief Executive Officer
Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Mark L. Baum, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Trading Solutions.com, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

Date: February 17, 2004.
/s/ Mark L. Baum
___________________________
Mark L. Baum
President, chief executive officer, principal financial officer, principal accounting officer, secretary, chairman of the board of directors