Form 10QSB
period 2004-03-31
TRADING SOLUTIONS COM INC
filed 2004-05-14
CIK 1092662

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2004

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

Issuer's telephone number, including area code: 801 355-7878

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
Yes [ ] No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer = s classes of common stock, as of the last practicable date.

Class	Outstanding as of March 31, 2004
Common Stock, $0.001	1,063,147

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Trading Solutions.com, Inc. (a development stage company) at March 31, 2004 and September 30, 2003, and the statements of operations for the three and six months March 31, 2004 and 2003 and the period from May 14, 1999 to March 31, 2004, and the cash flows for the six months ended March 31, 2004 and 2003, and the period from May 14, 1999 to March 31, 2004, have been prepared by the Company = s management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2004 are not necessarily indicative of the results that can be expected for the year ending September 30, 2004.

TRADING SOLUTIONS.COM, INC.
( Development Stage Company )
BALANCE SHEETS
March 31, 2004 and September 30, 2003

	Mar 31,	Sept 30,
	2004	2003

ASSETS
CURRENT ASSETS
Cash	$ -	$ -

Total Current Assets	-	-
	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ -	$ -
Accounts payable - related party	__ _-	1,510

Total Current Liabilities	_ __-	1,510

STOCKHOLDERS' EQUITY
Common stock
20,000,000 shares authorized, at $0.01 par value; 1,063,181 shares issued and outstanding	10,632	10,632
Capital in excess of par value	378,980	357,550
Deficit accumulated during the development stage	(389,612)	(369,692)

Total Stockholders' Equity (Deficiency)	-	(1,510)

	$ -	$ -

The accompanying notes are an integral part of these financial statements.

TRADING SOLUTIONS.COM, INC.
( Development Stage Company )
STATEMENT OF OPERATIONS
For the Three and Six Months Ended March 31, 2004 and 2003 and the Period May 14, 1999 (Date of Inception) to March 31, 2004

	Three Months		Six Months		May 14, 1999

	Mar 31,	Mar 31,	Mar 31,	Mar 31,	To Mar 31,
	2004	2003	2004	2003	2004

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
Administrative	19,920	1,153	19,920	2,981	89,049
Amortization - trademark	-	367	-	4,012	4,379

NET INCOME (LOSS) - before other income (loss)	(19,920)	(1,520)	(19,920)	(6,993)	(93,428)
OTHER INCOME (LOSSES)
Gain from settlement of debt	-	8,513	-	8,513	8,513
Loss from discontinued operations	-	-	-	-	(304,697)

NET PROFIT (LOSS)	$ (19,920)	$ 6,993	$ (19,920)	$ 1,520	$ (389,612)

NET LOSS PER COMMON SHARE
Basic	$ -	$ -	$ -	$ -

AVERAGE OUTSTANDING SHARES
Basic (stated in 1000's)	18,074	18,074	18,074	18,074

The accompanying notes are an integral part of these financial statements.

TRADING SOLUTIONS.COM, INC.
( Development Stage Company )
STATEMENT OF CASH FLOWS
For the Six Months Ended March 31, 2004 and 2003
and the Period May 14, 1999 (Date of Inception) to March 31, 2004

	March 31, 2004	March 31, 2003	May 14, 1999 to March 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net profit (loss) from continuing operations	$ (19,920)	$ 1,520	$ (389,612)
Adjustments to reconcile net loss to net cash provided by operating activities
Amortize trade mark	-	4,012	4,379
Changes in accounts payable	(1,510)	(110,181)	-
Contributions to capital - payment of debt	21,430	104,649	126,079
Foreign exchange adjustment	-	-	-
Issuance of common stock for expenses	-	-	45,164

Net Cash Flows Used in Operations	-	-	(213,990)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	213,990

Net Change in Cash	-	-	-
Cash at Beginning of Period	-	-	-

Cash at End of Period	$ -	$ ___-	$ -

The accompanying notes are an integral part of these financial statements.

TRADING SOLUTIONS.COM, INC.
( Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2004

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

In March 2004, the Company effected a 1 for 17 reverse split of its common stock.

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

On March 31, 2004, the Company had a net operating loss available for carry forward of approximately $ 21,430. The tax benefit of approximately $ 6,400 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire in 2024.

TRADING SOLUTIONS.COM, INC.
( Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2004

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
March 31, 2004

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. CAPITAL STOCK

On March 12, 2004 the Company completed a reverse common stock split of 17 outstanding shares for one share. This report has been prepared showing post split shares from inception.

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

An officer-director of the Company, has acquired 83% of the common capital stock issued.

An officer has made contributions to capital of $19,920 by payment of company debt.

5. GOING CONCERN

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

ITEM 2. PLAN OF OPERATIONS

MANAGEMENT = S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

*** SEE SUBSEQUENT EVENT ***

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

Liquidity and Capital Resources

We remain in the development stage and have experienced no significant change in liquidity or capital resources or stockholder's equity since re-entering of the development stage. Our balance sheet as of March 31, 2004, reflects a total asset value of $0.00. We have no cash or line of credit, other than that which present management may agree to extend to or invest in this company, nor do we expect to have one before a merger is effected. We will carry out our plan of business as discussed above. We cannot predict to what extent our liquidity and capital resources will be diminished prior to the consummation of a business combination or whether our capital will be further depleted by the operating losses (if any) of the business entity which we may eventually acquire.

Results of Operations

During the period from October 1, 2002 through March 31, 2004, we have engaged in no significant operations other than maintaining our reporting status with the SEC and seeking a business combination. No revenues were received by us during this period.

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

SUBSEQUENT EVENT

On May 5, 2004 (the "Closing" or the "Effective Time"), was is now Chembio Diagnostics Inc., and which was f/k/a Trading Solutions.com, Inc. (the "Company" or "Registrant" or "Chembio"), acquired Chembio Diagnostics Systems, Inc. ("CDS") pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated as of March 3, 2004, as amended as of May 1, 2004, by and among the Registrant, New Trading Solutions Inc., a wholly owned subsidiary of the Registrant ("Merger Sub"), and CDS. Pursuant to the terms of the Merger Agreement, the Registrant acquired CDS through a merger (the "Merger") of Merger Sub with and into CDS, and the stockholders of CDS received a total of 4,000,000 restricted shares (the "Merger Shares") of the Registrant’s Common Stock. Upon consummation of the Merger, the separate corporate existence of Merger Sub ceased, and CDS survived the Merger as a wholly owned subsidiary of the Registrant.

A detailed description of the Merger and all related transactions is discussed in more detail on a Form 8K which was filed by the Company on May 13, 2004.

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

Reports filed on Form 8-K . The content of these reports shall be incorporated herein by reference:

  Form 8K filed on February 4, 2004. This Form 8K provided information related to the merger of the Company's auditors with Madsen & Associates CPAs.
  Form 8K filed on April 6, 2004. This Form 8K provided information regarding the execution of a definitive merger agreement between the Company and Chembio Diagnostic Systems, Inc. This Form 8K was amended on April 8, 2004.
  Form 8K filed on May 13, 2004. This Form 8K provided information regarding the merger of the Company and Chembio Diagnostics Systems, Inc., a diagnostic equipment company based in Medford, New York.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trading Solutions.com, Inc.
Date: May 13 2004	By: /s/ Mark L. Baum
Mark Baum, President

Exhibit 31.1

TRADING SOLUTIONS.COM, INC.
(Registrant)

CERTIFICATIONS
I, Mark L. Baum, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Trading Solutions.com, Inc. (the "Registrant" or the "Company");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have;

a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me/us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within ninety (90) days of the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report my/our conclusions about the effectiveness of the disclosure controls and procedures based on my/our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the Audit Committee of the Registrant's Board of Directors (or persons performing the equivalent function):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weakness in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this May 13, 2004       /s/ Mark L. Baum
Mark L. Baum, Chairman, President, CEO and CFO

I, Mark L. Baum, certify that:

1.    I have reviewed this Form 10-QSB of Trading Solutions.com, Inc.

2.    Based on my knowledge, the Amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3.    Based on my knowledge, the financial statements, and the financial information included in this Amendment, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervisions, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Amendment is being prepared;

(b)    Designed such internal controls over financial reporting, or caused such internal control over financial reporting to be designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statement for external purposed in accordance with generally accepted accounting principles;

(c)    Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)    Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)    All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

DATED: May 13, 2004
/s/ Mark L. Baum
Mark L. Baum
Principal Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 USC, SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Global Golf Holdings, Inc. (the "Company") on Form 10-QSB for the quarter ended February 29, 2004, as filed with the Securities and Exchange Commission (the "Report"), I, Ford Sinclair, the President of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to the best of my knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this May 13, 2004       /s/ Mark L. Baum
Mark L. Baum, Chairman, President, CEO and CFO