Form 10KSB/A
period 2003-09-30
Chembio Diagnostics Inc.
filed 2004-08-04
CIK 1092662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FIRST AMENDED
FORM 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACTOF 1934

For the Fiscal Year ended September 30, 2003

[     ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934 For the transition period from _____ to _____

Commission File Number:
333-85787

CHEMBIO DIAGNOSTICS, INC.
(formerly known as TRADING SOLUTIONS.COM, INC.)
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

This First Amended Form 10K-SB is being filed in order to amend the previously filed Form 10K-SB (filed on January 14, 2004).  This First Amended Form 10K-SB contains changes to the certification language in Exhibits 31.1 and 32.1.

Please also note that as of the date of this filing, the name of the Registrant is Chembio Diagnostics, Inc.  The former name of the Registrant was TradingSolutions.com, Inc.

TABLE OF CONTENTS

PART I
                                                                                            Page
ITEM 1.   DESCRIPTION OF BUSINESS.                                             2
ITEM 2.   DESCRIPTION OF PROPERTY.                                             5
ITEM 3.   LEGAL PROCEEDINGS.                                                5
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                             5

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.                       5
ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.                        6
ITEM 7.   FINANCIAL STATEMENTS                                              7
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ON ACCOUNTANTS ACCOUNTING AND FINANCIAL DISCLOSURE.       8

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.                                                  9
ITEM 10.   EXECUTIVE COMPENSATION.                                           10
ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.                    11
ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.                              12
ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.                                       12
ITEM 14.   CONTROLS AND PROCEDURES.                                           12

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

RISK FACTORS RELATING
TO OUR BUSINESS

•We cannot guarantee that we will continue as a going concern because we have not yet been successful in establishing profitable operations.

We have received a report from our independent auditors on our financial statements for fiscal years ended September 30, 2003 and 2002. The footnote to our financial statements list factors, including recurring losses since incorporation, that raise substantial doubt about our ability to continue as a going concern.

•It is difficult for investors to evaluate our likely future performance because we are an early stage company without long operating history.

Since our incorporation in 1999, we have been engaged in start-up and development activities. We have operated at a loss, and losses are expected to continue. We have little operating history upon which investors may base an evaluation of our likely future performance and currently have extremely limited operations.

•We have a history of losses, and we will need additional capital to continue our operations. If we are unable to obtain additional capital, we will have to curtail our operations.

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

ADDITIONAL RISKS RELATED
TO BUYING OUR STOCK

•You may have difficulties trading and obtaining quotations on "penny stock" issues.

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

•You may be subject to resale restrictions on transferring "penny stocks."

Various state securities laws impose restrictions on transferring "penny stocks" and, as a result, the ability of investors in our common stock to sell their shares of common stock may be impaired. For example, the Utah Securities Commission prohibits brokers from soliciting buyers for "penny stocks," which makes selling shares of "penny stocks" more difficult.

•We may issue additional shares and dilute your ownership percentage.

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

•Due to our lack of assets, there will be no liquidation value if our business fails.

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

ITEM 7.   FINANCIAL STATEMENTS

Our consolidated financial statements and the independent auditors' report appear on pages F-1 through F-__ of this Report and are incorporated into this Item 7 by reference.

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

TRADING SOLUTIONS.COM, INC.
(Development Stage Company)
STATEMENT OF OPERATIONS
For the Years Ended September 30, 2003 and 2002 and the
Period May 14, 1999 (date of inception) to September 30, 2003

                                                                                                                                                                                              Sept 30,     Sept 30,      May 14, 1999 to
                                                                                                                                                                                                        2003             2002         Sept 30, 2003

REVENUES                                                                                                                                                                                                      $ -                $ -                     $ -
EXPENSES
Administrative                                    3,111           47,284               69,129
Amortization - trademark                                                                                                                                                             4,012              367                    4,379
NET LOSS FROM OPERATIONS
before other gains & losses                                 (7,123)        (47,651)   (73,508)

OTHER GAINS & LOSSES
Gain from settlement of debt                                 8,513                  -     8,513
Losses from discontinued operations                                -                     -               (304,697)

NET PROFIT (LOSS)                                   $ 1,390            $ (47,651)      $(369,692)

NET LOSS PER COMMON SHARE

Basic and diluted                                      $ -                    $ -

AVERAGE OUTSTANDING SHARES

Basic (stated in 1,000's)                                    18,074    18,074

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

__________________________________

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
  each of our directors;
  each of our named executive officers;
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