Form 10QSB/A
period 2003-12-31
Chembio Diagnostics Inc.
filed 2004-08-04
CIK 1092662

   U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FIRST AMENDED
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

Introduction:

This First Amended Form 10Q-SB is being filed in order to amend the certification language contained in Exhibits 31.1 and 32.1 attached hereto.

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

TRADING SOLUTIONS.COM, INC.
( Development Stage Company )
BALANCE SHEETS
December 31, 2003 and September 30, 2003

,	Dec 31,	Sept 30,
	2003	2003
ASSETS
CURRENT ASSETS
Cash	$ -	$ -

Total Current Assets	-	-
$ -		$ -

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ -	$ -
Accounts payable - related party	___-	1,510

Total Current Liabilities	___-	1,150

STOCKHOLDERS' EQUITY
Common stock
20,000,000 shares authorized, at $0.01 par value; 18,073,500 shares issued and outstanding	180,735	180,735
Capital in excess of par value	188,957	187,447
Deficit accumulated during the development stage	(369,692)	(369,692)

Total Stockholders' Equity (Deficiency)	_ -	(1,510)

$ -		$ -

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

Trading Solutions.com, Inc. (now referred to as Chembio Diagnostics, Inc.)
Date: August 3, 2004	By: /s/Mark L. Baum
Mark Baum, President