Form 10QSB
period 2004-06-30
Chembio Diagnostics Inc.
filed 2004-08-17
CIK 1092662

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004.

000-30379
(Commission File Number)

Chembio Diagnostics, Inc.
(Exact name of registrant as specified in its charter)

Nevada	88-0425691
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

3661 Horseblock Road
Medford, New York 11763
(Address of principal executive offices including zip code)
(631) 924-1135
(Registrant’s telephone number, including area code)
Trading Solutions.com, Inc.
(Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes           No   X

As of June 30, 2004, the Registrant had 6,417,908 shares outstanding of its $.01 par value common stock.

June 30, 2004

Table of Contents
Chembio Diagnostics, Inc.

PART I
Item 1. FINANCIAL STATEMENTS

CHEMBIO DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF:

- ASSETS -
	June 30, 2004	Dec. 31, 2003
	(Unaudited)
CURRENT ASSETS:
Cash	$1,471,876	$-
Accounts receivable, net of allowance for doubtful accounts of $33,534 and $15,231 for June 30, 2004 and December 31, 2003, respectively	299,093	282,734
Inventories	585,835	466,498
Prepaid expenses and other current assets	627,015	23,448

TOTAL CURRENT ASSETS	2,983,819	772,680

FIXED ASSETS	222,028	249,247

OTHER ASSETS:
Deposits	32,938	55,723
Other assets	-	9,095

	$3,238,785	$1,086,745

- LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY) -
CURRENT LIABILITIES:
Bank overdraft	$-	$67,434
Accounts payable and accrued liabilities	959,534	1,361,547
Current portion of obligations under capital leases	49,650	61,789
Other current liabilities	-	12,648
TOTAL CURRENT LIABILITIES	1,009,184	1,503,418

OTHER LIABILITIES:
Notes payable - net of current portion	361,559	1,693,851
Obligations under capital leases - net of current portion	90,137	107,885
Accrued interest	311,792	239,032
TOTAL LIABILITIES	1,772,672	3,544,186

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Preferred Stock - Series A 8% Convertible - $.01 par value; 10,000,000 shares authorized: 151.57984 and 0 shares issued and outstanding as of June 30, 2004 and December 31, 2003, respectively	4,211,399	-
Preferred Stock Dividend	(56,810)	-
Common stock - $.01 par value; 50,000,000 shares authorized: 6,417,908 and 4,902,647 shares issued and outstanding as of June 30, 2004 and December 31, 2003, respectively	64,179	49,026
Additional paid-in capital	5,654,970	4,550,975
Deferred Compensation	(225,284)	-
Accumulated deficit	(8,182,341)	(7,057,442)
	1,466,113	(2,457,441)

	$3,238,785	$1,086,745

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED:

(UNAUDITED)

	Three months ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

REVENUES:
Net sales	$746,960	$720,452	$1,240,920	$1,440,528
Research grants and development income	248,115	98,170	339,457	98,170
TOTAL REVENUES	995,075	818,622	1,580,377	1,538,698

Cost of sales	647,198	549,043	1,091,010	1,174,808

GROSS PROFIT	347,877	269,579	489,367	363,890

OVERHEAD COSTS:
Research and development expenses	147,263	76,298	269,811	161,560
Selling, general and administrative expenses	642,671	273,556	1,022,650	574,917
Clinical and regulatory affairs	216,570	-	229,635	-
	1,006,504	349,854	1,522,096	736,477
(LOSS) FROM OPERATIONS	(658,627)	(80,275)	(1,032,729	(372,587)

OTHER INCOME (EXPENSES):
Interest income	2,601	-	2,697	-
Interest (expense)	(39,030)	(51,541)	(94,868	(98,766)

(LOSS) BEFORE INCOME TAXES	(695,056)	(131,816)	(1,124,900	(471,353)

Income taxes	-	-	-	-

NET LOSS	$(695,056)	$(131,816)	$(1,124,900	$(471,353)

Net Loss applicable to common stockholders	$(751,886)	$(131,816)	$(1,181,710	$(471,353)

Basic and diluted (loss) per share	$(0.13)	$(0.03)	$(0.22	$(0.10)

Weighted number of shares outstanding, basic and diluted	5,740,545	4,929,118	5,361,729	4,929,118

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,124,900)	$(471,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	74,556	48,257
Provision for doubtful accounts	9,118	9,201
Increase in accrued interest not paid	72,760	84,303
Stock issued as compensation	135,340	-
Stock issued as payment for fees	28,750	-
Options issued as compensation	165,504	-
Options issued as payment for fees	51,055	-

Changes in:
Accounts receivable	(25,476)	(221,750)
Inventories	(119,337)	88,348
Prepaid expenses and other current assets	(30,182)	(8,272)
Other assets and deposits	31,880	(2,975)
Accounts payable and accrued expenses	(402,013)	66,417
Grant and other current liabilities	(12,648)	648
Net cash used in operating activities	(1,145,593)	(407,176)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of fixed assets	(47,337)	-
Net cash used in investing activities	(47,337)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in bank overdraft	(67,434)	117,563
Change of capital lease obligation	(29,887)	45,240
Proceeds from Shareholder Loans		216,202
Sale of Common Stock	330,698	-
Sale of Series A Preferred Stock	2,879,107	-
Dividends on Preferred Stock	(56,810)	-
Additional Paid in Capital	(616,152)	-
Change in deferred compensation	225,284	-

Net cash provided by financing activities	2,664,806	379,005

NET INCREASE (DECREASE) IN CASH	1,471,876	(28,171)

Cash - beginning of the period	-	28,171

CASH - end of the period	$1,471,876	-

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,976	$-

Supplemental disclosures for non-cash investing and financing activities:
Fixed assets acquired under capital leases	$-	$31,071
Stock issued as compensation	248,889	-
Stock issued as payment for fees	118,434	-
Options issued as compensation	324,496	-
Options issued as payment for fees	993,688	-
Long Term debt converted to Preferred Series A	1,332,292	-
	$3,017,799	$31,071

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED STATEMENTS
UNAUDITED

NOTE	1	-	MERGER AND OTHER RELATED TRANSACTIONS:

On May 5, 2004, pursuant to the Agreement and Plan of Merger (the "Merger Agreement"), dated as of March 3, 2004, as amended on May 3, 2004 by and among privately-held Chembio Diagnostic Systems Inc. ("Chembio Diagnostic Systems"), a Delaware corporation, Chembio Diagnostics, Inc. (formerly, Trading Solutions.com, Inc.), a publicly traded Nevada corporation ("the Company") and New Trading Solutions, Inc., a wholly owned subsidiary of the Company ("Merger Sub"), the Merger Sub merged with and into Chembio Diagnostic Systems, with Chembio Diagnostic Systems remaining as the surviving corporation (the "Merger"). Pursuant to the Merger, the Company issued 4,000,000 shares of its restricted common stock, 704,000 options and warrants to purchase 690,000 shares of its common stock to the stockholders of Chembio Diagnostic Systems in exchange for 100% of their common stock in Chembio Diagnostic Systems and 100% of their options and warrants to purchase Chembio Diagnostic Systems’ common stock. The Company relied on Regulation D promulgated under Section 4(2) of the Act and on Section 4(2) of the Act as the basis for its exemption from registration of this offering. 44 accredited and only 3 non-accredited investors received securities of the Company in the Merger. All of the stockholders of Chembio Diagnostic Systems, including the non-accredited investors, were provided with an information statement meeting the informational requirements of Rule 502 (b)(2) of the Securities Act.

At or about the time of the Merger, the Company consummated three private placements of its 8% Series A Convertible Preferred Stock as follows: (i) shares of series A preferred and warrants were sold for cash (the "Cash Offering"); (ii) shares of series A preferred and warrants were exchanged, as described herein, for conversion of the Bridge Notes (the "Bridge Conversion Offering"), and (iii) shares of series A Preferred and warrants were exchanged, as described herein, for conversion of the Existing Debt (as defined below) of Chembio Diagnostic Systems (the "Existing Debt Exchange Offering"). These placements are described below:

i)    The Cash Offering. A total of 73.33330 shares of series A preferred stock and warrants to acquire 4,400,000 shares of common stock at $.90 per share were issued pursuant to the Cash Offering in May 2005 for total consideration of $2,200,000.

ii)    The Bridge Conversion Offering. On March 22, 2004, Chembio Diagnostic Systems completed a private placement (the "Bridge Financing") of $1,000,000 in face amount of Convertible Notes (the "Bridge Notes"). The Bridge Financing provided for the Bridge Note holders to elect whether to convert the Bridge Notes into shares of the Company’s series A preferred stock (together with warrants to acquire shares of the Company’s common stock) or into shares of the Company’s common stock at the effective time of the Merger. As a result, $672,000 in principal amount of the Bridge Notes, together with accrued and unpaid interest, was converted into 33.83682 shares of the Company’s series A preferred stock (together with warrants to acquire an additional 2,030,217 shares of the Company’s common stock at $.90 per share). The balance of the Bridge Financing, or $328,000, was converted into 826,741 shares of the Company’s common stock.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED STATEMENTS
UNAUDITED

NOTE	1	-	MERGER AND OTHER RELATED TRANSACTIONS, Continued:

iii)    The Existing Debt Exchange Offering. Per the merger agreement a minimum of $1,300,000 of existing debt was required to be converted to series A preferred stock, any balances not converted will, if not paid by December 31, 2004, automatically be converted to series A preferred stock as of December 31, 2004. Pursuant to the Existing Debt Exchange Offering, which was consummated at the effective time of the Merger, the Company issued 44.40972 shares of series A preferred stock and warrants to acquire 2,664,584 shares of common stock at $.90 per share in exchange for the conversion of $1,332,292 of Chembio Diagnostic Systems’ debt existing on its balance sheet as of December 31, 2003.

On May 5, 2004 the Company issued warrants to designees of H.C. Wainright & Co., Inc. and Wellfleet Partners, Inc., our placement agents in the series A preferred stock private placement, to purchase 751,667 shares and 183,333 shares of our common stock at exercise prices of $0.72 and $1.08, respectively. In addition, designees of Wellfleet Partners received 59,000 shares of common stock and an individual finder received 6,667 shares of common stock.

On April 8, 2004 we approved; a) An amendment to our articles of incorporation to increase the authorized number of shares of common stock from 20,000,000 to 50,000,000; b) Authorization of 10,000,000 shares of undesignated preferred stock, par value $0.01 per share; and c) Approval of the change of our name to Chembio Diagnostics, Inc.

NOTE	2	-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation:

In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all adjustments (consisting of normal recurring accruals or adjustments only) necessary to present fairly the financial position at June 30, 2004, and the results of operations and the cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be obtained in any future interim period or for the entire year.

For a summary of significant accounting policies (which have not changed from December 31, 2003) and additional financial information, see the Company’s registration statement on Amendment No. 1 to Form SB-2 filed August 4, 2004, including the consolidated financial statements and notes thereto, for the year ended December 31, 2003 which should be read in conjunction with these financial statements.

The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-QSB and, therefore, do not include all information and footnotes required to be in conformity with accounting principles generally accepted in the United States of America.

Earnings Per Share

The following weighted average shares were used for the computation of basic and diluted earnings per share (see Note 8):

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED STATEMENTS
UNAUDITED

NOTE	2	-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued:

	For the three months ended		For the six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Basic	5,740,545	4,929,118	5,361,729	4,929,118

Diluted	5,740,545	4,929,118	5,361,729	4,929,118

NOTE	2	-	EMPLOYEE STOCK OPTION PLAN:

As part of the merger, the Company adopted the 1999 Stock Option Plan (the "Plan") of Chembio Diagnostic Systems, Inc. Under the terms of this plan, the Company’s option committee is authorized to grant incentive options to key employees and to grant non-qualified options to key employees and key individuals. The option committee has been authorized to grant options to purchase up to 1,500,000 shares of common stock. The options become exercisable at such times and under such conditions as determined by the option committee. The Company has assumed 704,000 options outstanding from Chembio Diagnostic Systems, Inc.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations to account for the options issued to employees and or directors using the intrinsic value method. Had compensation cost for the options been determined using the fair value based method, as defined in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the company’s net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below. The Company adopted Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" as of January 1, 2003, which amended SFAS 123. The effect of the intrinsic value method allowed under SFAS 123 is shown below.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED STATEMENTS
UNAUDITED

	Three months ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net (loss) applicable to common stockholders, as reported	$(751,866)	$(131,816)	$(1,181,710)	$(471,353)
Deduct: Total stock based employee compensation expense determined under the fair value based method for all awards, net of tax	116,646	-	116,646	-
Pro forma (loss)	$(868,512)	$(131,816)	$(1,298,174)	$(471,353)
Income (loss) per share:
Basic and diluted (loss) per share - as reported	$(0.13)	$(0.03)	$(0.22)	$(0.10)
Basic and diluted (loss) per share - pro forma	$(0.15)	$(0.03)	$(0.24)	$(0.10)

NOTE	2	-	EMPLOYEE STOCK OPTION PLAN, Continued:

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the quarter ended June 30, 2004: expected volatility of 82.6%; risk-free interest rate of 3.31%; and expected lives of 4 to 7 years for all periods presented.

The effects of applying SFAS 123 in the above pro forma disclosures are not indicative of future amounts as future amounts are likely to be affected by the number of grants awarded and since additional awards are generally expected to be made at varying prices.

NOTE	3	-	GEOGRAPHIC INFORMATION:

In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 establishes standards for the way that business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information. It also establishes standards for related disclosures about product and services, geographic areas, and major customers.

SFAS 131 further states that enterprises report "Information about Products and Service". The Company produces only one group of similar products known collectively as "rapid medical tests". We do not produce any further breakdown in our general-purpose statements and it would be impracticable for us to do so.

We operate in a single business segment and we attribute revenues to different geographic areas on the basis of the location of the customer. Net sales by geographic area are as follows:

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED STATEMENTS
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
BRAZIL	$241,156	$-	$361,156	$-
USA	117,371	155,781	269,844	355,542
CANADA	151,878	147,585	184,555	229,265
COSTA RICA	75,778	48,550	114,998	85,500
SAUDI ARABIA	27,950	23,968	51,026	29,918
JAPAN	22,000	15,000	37,000	41,649
INDIA	23,757	-	34,009	56,711
KOREA	22,920	27,590	27,132	58,059
SWITZERLAND	13,674	1,435	21,517	1,655
AUSTRIA	18,870	21,287	20,033	30,739
ISRAEL	7,294	7,500	16,804	24,400
ITALY	900	171,612	900	209,197
MEXICO	-	-	-	115,000
OTHER	23,412	100,144	101,946	202,893
	$746,960	$720,452	$1,240,920	$1,440,528

NOTE	4	-	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following tables detail the component parts of accounts payable and accrued liabilities:
	as of
	June 30, 2004	December 31, 2003
Accounts Payable - Suppliers	$656,163	$1,027,252
Accrued Payroll	59,927	119,236
Accrued Commissions and Royalties	89,289	80,927
Accrued Payroll and other taxes	63,064	41,737
Dividends Payable	56,810	-
Accrued Legal and Accounting	31,285	81,315
Accrued Expenses - other	2,996	11,080
TOTAL	$959,534	$1,361,547

NOTE	5	-	LONG-TERM DEBT:

Long-term debt is comprised of the following:

Long-term was originally comprised of $1,693,851, of which $707,914 was attributable to senior notes bearing interest at 11% issued in 1999 in connection with a debt restructuring of Chembio Diagnostic Systems, Inc. and $985,937 of which was attributable to a line of credit bearing interest at 12%. The senior notes are collateralized by a first lien on all of the assets of the Chembio Diagnostic Systems, Inc. Holders of these notes were also granted warrants to purchase an aggregate of 140,000 shares of common stock at $1.80 per share. This line of credit is collateralized by a subordinated secured interest in all the assets of Chembio Diagnostic Systems, Inc.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED STATEMENTS
UNAUDITED
As a result of the merger (see Note 1), $1,332,292 of debt ($580,417 of senior notes and $751,875 of the line of credit) was converted into series A preferred stock. The total debt remaining totaled $361,559.

There is an additional amount due of $311,792 which represents interest on the entirety of the debt prior to the conversion.

As part of the merger agreement this debt, along with the unpaid interest will either be paid or converted into series A preferred stock by the end of December 2004. The remaining debt and unpaid interest is not expected to be paid before the end of December 2004 and therefore the expectation is it will be converted on December 31, 2004 and accordingly it has been reflected as long-term.

NOTE	6	-	STOCKHOLDERS' EQUITY:

The stockholders’ equity section on the balance sheet as of December 31, 2003 has been restated to reflect its recapitalization as a result of the consummated merger transaction (see Note 1).

(a)	Common Stock

Prior to the merger, the Company had 1,063,181 shares of common stock issued and outstanding. As a result of the merger;

i)	Stockholders of 40,000 shares of existing common stock in Chembio Diagnostic Systems, Inc. were issued 4,000,000 shares of common stock in the Company.

ii)	Convertible Note holders converted $328,000 of debt along with interest into 826,741 shares of common stock of the Company.

iii)	An employee was issued 400,000 shares of common stock pursuant to an employment contract. The intrinsic value of the shares was recorded at $320,000 and is being amortized over the life of the contract. In addition this employee received warrants to purchase 850,000 shares of common stock at exercise prices from $0.60 to $0.90. These warrants are intrinsically valued at $340,000 and are being amortized over the life of the contract.

iv)	As compensation for the financing, of the convertible debt and the series A financing, 65,667 shares of common stock were issued. The fair value of these shares were recorded as $75,517 and reflected as deferred financing costs in the equity section of the balance sheet.

In addition, 25,000 shares of common stock were issued to a consultant, the fair value of these shares was recorded as $28,750 and reflected as an expense. Payables to an attorney were paid with 37,319 shares of common stock, valued at $27,989 and reflected as a reduction of payables.

This results in 6,417,908 shares of common stock issued and outstanding as of June 30, 2004.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED STATEMENTS
UNAUDITED

(b)	Series A Preferred Stock

In connection with the merger, 151.57984 shares of 8% series A preferred stock convertible into 50,000 shares of common stock per preferred share, were issued and outstanding at June 30, 2004 as follows:

i)	73.33330 shares were issued in connection with the cash offering of $2,200,000. Along with warrants to purchase 4,400,000 shares of common stock at an exercise price of $0.90.

ii)	33.83682 shares were issued upon the conversion of $672,000 of convertible debt and related interest thereon. Warrants to purchase 2,030,217 shares of common stock at an exercise price of $0.90 were issued in connection with these shares.

iii)	44.40972 shares were issued upon the conversion of $1,332,292 of existing debt. Along with warrants to purchase 2,664,584 shares of common stock at an exercise price of $0.90.

NOTE	6	-	STOCKHOLDERS' EQUITY, Continued:

(c)	Options

The Company assumed options of Chembio Diagnostic Systems, Inc. during the merger. The options assumed were to purchase a total of 704,000 shares of common stock of the Company.

Employee options were issued during the quarter ended June 30, 2004. Options to purchase an aggregate of 375,000 shares of common stock at exercise prices from $0.60 to $1.50 were granted. These options have been intrinsically valued at $150,000 and are being amortized over the vesting periods for each.

Options were issued to consultants during the quarter ended June 30, 2004 to purchase a total of 225,000 shares of common stock at exercise prices from $0.60 to $1.50. The fair values of these options are $276,339 and are being amortized over the life of their contracts.

As of June 30, 2004 total options are outstanding to purchase 1,304,000 shares of common stock.

(d)	Warrants

The Company assumed warrants of Chembio Diagnostic Systems, Inc. during the merger. The warrants assumed were to purchase a total of 690,002 shares of common stock of the Company.

9,094,801 warrants were issued along with the series A preferred stock offering see Note 6 (b).

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED STATEMENTS
UNAUDITED

850,000 warrants were issued in connection to an employment agreement see Note 6 (a).

Warrants were issued to placement agents in connection with the financing to purchase a total of 935,000 shares of common stock at exercise prices from $0.72 to $1.80. The fair values of these options are $768,404 and reflected as deferred financing costs in the equity section of the balance sheet.

As of June 30, 2004 total warrants are outstanding to purchase 11,569,803 shares of common stock.

NOTE	7	-	COMMITMENTS AND CONTINGENCIES:

Economic Dependency:

The Company had sales to two customers in excess of 10% of total sales in the three months ended June 30, 2004. Sales to these customers aggregated approximately $241,000 and $140,000, respectively. Accounts receivable from these customers were $3,050 and $48,447, respectively at June 30, 2004.

The Company had sales to two customers in excess of 10% of total sales in the three months ended June 30, 2003. Sales to these customers aggregated approximately $171,600 and $138,700, respectively. Accounts receivable from these customers were $54,220 and $42,671, respectively at June 30, 2003

NOTE	7	-	COMMITMENTS AND CONTINGENCIES, Continued:

The Company had sales to two customers in excess of 10% of total sales in the six months ended June 30, 2004. Sales to these customers aggregated approximately $361,000 and $167,800, respectively. Accounts receivable from these customers were $3,050 and $48,447, respectively at June 30, 2004.

The Company had sales to two customers in excess of 10% of total sales in the six months ended June 30, 2003. Sales to these customers aggregated approximately $208,600 and $206,800, respectively. Accounts receivable from these customers were $54,220 and $42,671, respectively at June 30, 2003.

The Company had no purchases from any vendor in excess of 10% of total purchases for the three months ended June 30, 2004 or June 30, 2003, or for the six months ended June 30, 2004 or June 30, 2003.

Litigation:

Saliva Diagnostic Systems Dispute. An integral part of the Company’s business plan is the manufacture and sale of its Sure Check™ HIV rapid test product which incorporates a sample collection method that provides conveniences in terms of ease of use and safety. Until May 2003, Sure Check™ was known as "Hema Strip". Hema Strip was manufactured by Chembio Diagnostic Systems Inc. pursuant to a manufacturing agreement between Chembio Diagnostic Systems Inc. and Saliva Diagnostic Systems, Inc. The contract with Saliva Diagnostic was based upon, among other things, a patent that Saliva Diagnostic owns that was represented by Saliva Diagnostic to cover the sample collection method employed by the Hema Strip and which patent Saliva Diagnostic also represented to be valid and enforceable. After Saliva Diagnostic unilaterally terminated the manufacturing agreement and alleged patent infringement by Chembio Diagnostic Systems Inc., Chembio Diagnostic Systems Inc. determined that the aforementioned patent did not cover the sample collection method used by the Hema Strip, and that in any case each claim of the Saliva Diagnostic patent was not valid due to the existence of previously uncited prior art.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED STATEMENTS
UNAUDITED

On March 17, 2004, Saliva Diagnostic made further allegations of patent infringement against Chembio Diagnostic Systems Inc. In connection with the foregoing, Chembio Diagnostic Systems Inc. filed a complaint against Saliva Diagnostic in the United States District Court for the Eastern District of New York on March 18, 2004 (Civil Action No. 04-1149-JS-ETB). The complaint asks the court for declaratory and other relief that our Sure Check™ HIV test does not infringe the Saliva Diagnostic patent, that the Saliva Diagnostic patent is invalid, and that the Saliva Diagnostic patent is unenforceable due to inequitable procurement. On April 8, 2004, Saliva Diagnostic filed its answer and counterclaim, alleging that we were infringing on the Saliva Diagnostic Patent. We filed our Reply to Counterclaim on May 3, 2004, denying the allegation of infringement of the Saliva Diagnostic Patent. A pretrial scheduled conference was held on August 13, 2004.

NOTE 8 -       LOSS PER SHARE

Computation of pro forma per share loss

Net loss applicable to common stockholders was calculated as follows:

NOTE 8 -      LOSS PER SHARE, Continued:

	Three Months Ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
Net loss as reported	$(695,056)	$(131,816)	$(1,124,900)	$(471,353)
Preferred dividends	56,810	-	56,810	-
Net loss applicable to common shareholders	$(751,866)	$(131,816)	$(1,181,710)	$(471,353)

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution from the exercise or conversion of other securities into common stock, but only if dilutive. Diluted loss per share for the three months and six months ended June 30, 2004 is the same as basic loss per share, since the effects of the calculation were anti-dilutive. The following securities, presented on a common share equivalent basis, have been excluded from the per share computations:

	Three Months Ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
Stock Options	1,304,000	389,000	1,304,000	389,000
Warrants	11,569,803	140,000	11,569,803	140,000
Preferred Stock	7,578,985	-	7,578,985	-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates were based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in‘‘—Critical Accounting Policies,’’ and have not changed significantly.

In addition, certain statements made in this report may constitute "forward-looking statements". These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Specifically, 1) our ability to obtain necessary regulatory approvals for our products; and 2) our ability to increase revenues and operating income, is dependent upon our ability to develop and sell our products, general economic conditions, and other factors. You can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continues" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

OVERVIEW

The following management discussion and analysis relates to the business of Chembio Diagnostic Systems, Inc., our 100% wholly-owned subsidiary. Prior to our merger with Chembio Diagnostics Systems, Inc. in early May 2004, we had no assets or liabilities and no operations. As a result of the merger, we added the assets, liabilities and business and operations of Chembio Diagnostics Systems, Inc. We are now de-emphasizing the manufacturing of private label pregnancy tests and focusing on developing products and then obtaining applicable clearances or approvals in the areas of rapid tests for HIV, tuberculosis, mad cow disease and dental disease. We either have or are pursuing collaborative agreements that may include distribution arrangements in each of these areas. We believe that our research and development, manufacturing overhead, selling, marketing and general and administrative costs will increase as we create the necessary infrastructure to focus in these new areas.

The de-emphases of the private label pregnancy tests will not impair any assets of Chembio Diagnostic Systems, Inc. This is primarily due to the gradual nature of this move. Chembio Diagnostic Systems, Inc. will continue to produce component parts, while transferring technology to another manufacturer.

Critical Accounting Policies and Estimates

We believe that there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates. These significant accounting policies relate to revenue recognition, research and development costs, valuation of inventory, valuation of long-lived assets and income taxes. These policies, and our procedures related to these policies, are described in detail below.

Revenue Recognition -

We sell our products directly through our sales force and through distributors. Revenue from direct sales of our product is recognized upon shipment to the customer. We recognize income from research grants when earned. Grants are invoiced after expenses are incurred. Some grants are funded up front; these funds are then deferred until earned.

Research & Development Costs -

Research and development activities consist primarily of new product development and continuing engineering for existing products. Costs related to research and development efforts on existing or potential products are expensed as incurred.

Valuation of Inventories -

Inventories are stated at the lower of cost or market, using the first-in, first-out method (FIFO) to determine cost. Our policy is to periodically evaluate the market value of the inventory and the stage of product life cycle, and record a reserve for any inventory considered slow moving or obsolete.

Valuation of Long-Lived Assets -

We assess the realizable value of long-lived assets for potential impairment at least annually or when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated fair value is less than its carrying value. In assessing the recoverability of our long-lived assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. In addition, we must make assumptions regarding the useful lives of these assets.

Income Taxes -

We account for income taxes under SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered.

SFAS 109 also requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s current and past performance, the market environment in which the company operates, length of carryback and carryforward periods and existing contracts that will result in future profits.

Forming a conclusion that a valuation allowance is not needed is difficult when there is negative objective evidence such as cumulative losses in recent years. Cumulative losses weigh heavily in the overall assessment. As a result, we determined that it was appropriate to establish a valuation allowance.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles, generally accepted in the United States of America, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any viable alternative would not produce a materially different result. See our audited financial statements (included in our SB-2 filing) and notes thereto which contain accounting policies and other disclosures required by accounting principles, generally accepted in the United States of America.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AS COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2003

Revenues were $995,075 for the three months ended June 30, 2004 as compared with $818,622 for the three months ended June 30, 2003, representing an increase of $176,453, or 21.6%. The increase in sales is primarily attributable to increased income from contracts and grants as well as increased sales of our HIV product. The increases were partially offset by reduced pregnancy test kit sales. A substantial portion of the grant-related income will recur for the balance of 2004 and in 2005.

Cost of goods sold for the three months ended June 30, 2004 was $647,198, or 65.0% of revenues, as compared to $549,043, or 67.1% of revenues, for the three months ended June 30, 2003. The resulting increase in gross margin is primarily attributable to approximately $248,000 of contract and grant income received during the three months ended June 30, 2004 as compared with approximately $98,000 of contract and grant income during the three-month period ended June 30, 2003, together with income associated with the technology transfer and supply agreement with Bio-Manguinhos that continued during this period, both of which are higher margin items. Gross margin in the three-month period ended June 30, 2003 was negatively impacted by a combination of a lower margin product sales mix and production losses.

Research and development expenses for the three months ended June 30, 2004 were $147,263, or 14.8% of revenues, compared with $76,298, or 9.3% of revenues, for the three months ended June 30, 2003. The increase in expense and associated percentage of revenues is due primarily to increased salaries and wages and related costs of each of the members of the R&D group since the June 30, 2003 period as new grants and development contracts were awarded and also due to the addition of an R&D Technician hired in late 2003 for the purpose of fulfilling obligations under grants from the National Institute of Health and World Health Organization as well as other product development contracts.

Selling, general and administrative expense increased $369,115 to $642,671 in the three months ended June 30, 2004 compared with the same period in 2003. This increase is primarily attributable to $281,200 of non-cash expenses reflecting the amortized intrinsic value (the market price at the time of the grant for stock, which is reduced by the exercise price to determine intrinsic value for options) of common stock and options issued to key employees and $79,750 of non-cash expenses reflecting the amortized fair value of common stock and options to purchase common stock that were issued to consultants. Also driving this increase were $25,500 in cash salary increases to key employees as well as increased legal and accounting expenses of $46,700 relating to the merger. In addition, the increase was reduced by $210,000 attributable to settlements of old outstanding payables due that were made during the three months ended June 30, 2004. The balance of the increase or $145,965, is primarily attributable to increased travel costs related to HIV rapid test marketing efforts, increased costs for marketing consultants, and increased commissions relating to the Bio-Manguinhos contract.

Clinical & Regulatory Affairs, which totaled $216,570 for the three months ended June 30, 2004, is a new item on our statement of operations. This cost category includes costs incurred for regulatory approvals, clinical studies, product evaluations and registrations. These costs are expected to increase in the third quarter of 2004 when the bulk of the HIV rapid test clinical studies will be completed and then return to substantially reduced levels in the fourth quarter.

The status of each of our major research and development projects is as follows:

Project	Rapid Test for Mad Cow Disease
Current status	We are waiting for technology transfer from Prionics AG in order to begin production scale-up, validation and regulatory submission
Nature, timing and estimated costs of the efforts necessary to complete
The timing of production scale-up and validation is anticipated to be approximately three to six months from the date of the completion of the technology transfer. Thereafter, we will incur costs to establish the production capacity required for this product, which we presently anticipate to be approximately $100,000.

Anticipated completion date	Not Known
Risks and uncertainties associated with completing development on schedule, and the consequences to operations, financial position and liquidity if not completed timely
We are relying on technology developed by Prionics and so there is a risk that the product validation will encounter difficulties that at present are not known or foreseeable. The risks associated with the product involve regulatory and technology risks.

Timing of commencement of expected material net cash inflows
It is not known or estimable when net cash inflows from this project will commence due to the uncertainties associated with the completion of the product, regulatory submissions, and the nature and timing of Prionics’ distribution network

Project	Dental Bacteria Test
Current status	During the balance of 2004, we expect to complete Phase 2 of the Project Plan (Optimization of Test) and move into Phase 3 (Scale Up of Production and validation).
Nature, timing and estimated costs of the efforts necessary to complete
In April 2004, we received 80% of the Phase 2 project cost of $65,000, or $52,000, and this reflects the estimate of the costs anticipated to be incurred to complete Phase 2 during a three to five month period. We expect to complete Phase 2 in September. Upon completion of Phase 2 we will provide a report to Ivoclar-Vivadent. If the report is acceptable, we will receive the $13,000 balance from Phase 2 and 80% of the Phase III project cost, also $65,000. Phase 3 is also estimated to take three to five months to complete

Anticipated completion date
Assuming the project plan is achieved, the anticipated completion date of the product is first quarter 2005. It is not known at this time how long it will take to obtain regulatory approvals in the US, Europe, Japan and other potential markets

Risks and uncertainties associated with completing development on schedule, and the consequences to operations, financial position and liquidity if not completed timely
Technical challenges remain that must be overcome in order for this product to meet the performance specifications that Ivoclar Vivadent has set forth in the Agreement. If we do not achieve the performance specifications, the product will not be completed.

Timing of commencement of expected material net cash inflows
It is not known or estimable when net cash inflows from this project will commence due to the uncertainties associated with the completion of the product, regulatory submissions, and the nature and timing of Ivoclar-Vivadent’s distribution network and strategy.

Project	Rapid Test for the detection of antibodies to active pulmonary tuberculosis in non-human primate whole blood samples
Current status	Product validation completed
Nature, timing and estimated costs of the efforts necessary to complete	Not known
Anticipated completion date	Not known
Risks and uncertainties associated with completing development on schedule, and the consequences to operations, financial position and liquidity if not completed timely
The requirements for clinical testing and the outcomes of such clinical testing can not be known at this time, and this information poses substantial risk and uncertainty as to whether or when this product will contribute to the operations, financial position and liquidity.

Timing of commencement of expected material net cash inflows
It is not known or estimable when net cash inflows from this project will commence due to the uncertainties associated with the completion of the product, regulatory submissions, and without further progress on a distribution strategy.

   The other tuberculosis products that are under development, as well as the combination HIV/tuberculosis rapid test and the New Generation Rapid HIV Test, are either at an early stage of research and development, have a limited amount of resources being applied, and/or involve a substantial amount of uncertainty as to the completion of the product. There is no expectation of material revenues in 2004 and 2005 from any of these products.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 AS COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2003

Revenues were $1,580,377 for the six months ended June 30, 2004 as compared with $1,538,698 for the six months ended June 30, 2003, representing an increase of $41,679 or 2.7%. The increase in sales is primarily attributable to increased income from contracts and grants as well as increased sales of our HIV product. The increases were partially offset by reduced pregnancy test kit sales. A substantial portion of the grant-related income will recur for the balance of 2004 and in 2005.

Cost of goods sold for the six months ended June 30, 2004 was $1,091,010, or 69.0% of revenues, as compared with $1,174,808, or 76.3% of revenues, for the six months ended June 30, 2003. The resulting increase in gross margin is primarily attributable to approximately $339,000 of contract and grant income received during the six months ended June 30, 2004 as compared with approximately $98,000 of contract and grant income during the six months ended June 30, 2003, together with income associated with the technology transfer and supply agreement with Bio-Manguinhos that commenced during this period, both of which are higher margin items. Gross margin in the six month period ended June 30, 2003 was negatively impacted by a combination of a lower margin product sales mix and production losses.

Research and development expenses for the six months ended June 30, 2004 were $269,811, or 17.1% of revenues, compared with $161,560, or 10.5% of revenues, for the six months ended June 30, 2003. The increase in expense and associated percentage of revenues is due primarily to increased salaries and wages and related costs of each of the members of the research and development group subsequent to June 30, 2003, as new grants and development contracts were awarded and also due to the addition of an R&D Technician hired in late 2003 for the purpose of fulfilling obligations under grants from the National Institute of Health and World Health Organization as well as other product development contracts.

Selling, general and administrative expense increased $447,733 to $1,022,650 for the first six months of 2004 compared with the same period in 2003. This increase is primarily attributable to $345,400 of non-cash expenses reflecting the amortized intrinsic value (the market price at the time of the grant for common stock, which is reduced by the exercise price to determine intrinsic value for options) of common stock and options issued to key employees and $79,750 of non-cash expenses reflecting the amortized fair value of common stock and options to purchase common stock that were issued to consultants. Also driving this increase were $25,500 in cash salary increases to key employees, and increased legal and accounting expenses of $63,100 relating to the merger. In addition $210,000 of the increase was attributable to settlements of old outstanding payables due that were made during the six months ended June 30, 2004. The balance of the increase, or $143,983 is primarily attributable to increased travel costs related to HIV rapid test marketing efforts, increased costs for marketing consultants, and increased commissions relating to the Bio-Manguinhos contract

Clinical & Regulatory Affairs, which totaled $229,635 for the six months ended June 30, 2004, is a new item on our statement of operations. This cost category includes costs incurred for regulatory approvals, clinical studies, product evaluations and registrations. These costs are expected to increase in the 3rd quarter of 2004 when the bulk of the HIV rapid test clinical studies will be completed and then return to substantially reduced levels in the fourth quarter.

LIQUIDITY AND CAPITAL RESOURCES

We began to improve our liquidity and capital resources position during the first quarter of 2004 as a result of the completion of a $1,000,000 convertible bridge note offering in March in anticipation of our merger with Trading Solutions.com. As a result of the completion of the merger, $328,000 of the $1,000,000 of convertible bridge notes was converted into 826,741 shares of common stock at $.40 per share, and the balance of $672,000 was converted into 33.83682 shares of series A preferred stock. Simultaneous to that conversion, 73.33330 shares of series A preferred stock were issued for $2,200,000 in cash, and an additional $1,332,292 of debt to our note holders was converted into 44.40972 additional shares of the series A preferred stock. Together, before accounting for costs and expenses associated with these transactions, these events resulted in new equity capital of approximately $4,532,292 since December 31, 2003.

During the six months ended June 30, 2004, we used $1,145,593 cash in operations, $47,337 to acquire fixed assets, $29,887 to fund capital lease payments, and $67,434 to fund the bank overdraft existing as of December 31, 2003. The cash was funded primarily from the $1,000,000 of convertible notes issued during March, the accrual of interest on all debt due for both term debt and convertible debt, discounts from the settlement of accounts payable of $210,000, the sale of $2,200,000 of series A preferred stock and the funding of $300,844 of compensation expense by the issuance of common stock and options to some of our key employees.

Accordingly, we had a working capital deficiency of $730,738 at December 31, 2003 and a working capital surplus of $1,974,635 at June 30, 2004. This increase in working capital is due to the completion of the convertible note offering as well as the completion of the series A offering and the capitalization of employee stock and options being amortized. Our current assets increased 286.2% to $2,983,819 at June 30, 2004 from $772,680 at December 31, 2003. This increase is also primarily attributable to the completion of the convertible note offering in March, the series A preferred offering in May and the capitalization of employee stock and options being amortized.

Compared with corresponding balances at December 31, 2003, current liabilities as of June 30, 2004 decreased 32.9% to $1,009,184, long term liabilities decreased 62.6% to $763,488, and total liabilities decreased 50% to $1,772,672. The decrease in long term liabilities is attributable to the completion of the merger where $1,332,292 of debt was converted into series A preferred offering.

The following table lists the future payments required on our debt and any other contractual obligations as of June 30, 2004:

OBLIGATIONS	Total	Less than 1 Year	1-3 Years	4-5 Years	Greater than 5 Years
Long Term Debt(1)	$673,351	-	-	-	$673,351
Capital Leases (2)	$139,787	$49,650	$74,764	$15,373	-
Operating Leases	$76,016	$76,016	-	-	-
Other Long Term Obligations(3)	$45,000	$12,000	$33,000	-	-
Total Obligations	$934,154	$137,666	$107,764	$15,373	$673,351

(1)	This represents existing debt and accrued interest which if not paid by the end of 2004 must convert into series A preferred stock. It is currently expected that the Company will not be able to repay this debt and it will be converted.
(2)	This represents capital leases used to purchase capital equipment.
(3)	This represents contractual obligations for licenses.

CHEMBIO’S PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

Clinical trials for our HIV rapid tests have begun, and we believe that they will be completed during the fourth quarter of 2004. The trials will be used to support a pre-marketing approval application to the FDA. Simultaneous with this regulatory approval process, we are actively involved in increasing distribution of our HIV rapid tests through a variety of distribution channels and partners. We have engaged Bio-Equity Partners, a company that specializes in helping small biotech firms in the HIV field, to assist in these efforts. Several other marketing and business development efforts are ongoing that are aimed toward participating in the various initiatives publicly announced for the implementation of voluntary counseling and testing (VCT), pre-natal testing for mother to child transmission, and other programs that are taking root globally. A significant portion of the capital currently available to us is being used to obtain US regulatory approval of our HIV rapid tests and to provide the marketing and business development resources to achieve wider distribution of our products in the global market.

We also are working on completing the development of the mad cow, dental bacteria and tuberculosis rapid tests that are under product development agreements and/or research grants. We believe that these products will begin to produce revenues in 2005.

Our cash requirements depend on numerous factors, including product development activities, penetration of the direct sales market, market acceptance of new products, and effective management of inventory levels in response to sales forecasts. We expect to devote capital resources to continue our product development, expand manufacturing capacity and continue research and development activities. We will examine other growth opportunities, including strategic alliances, and we expect any such activities will be funded from existing cash and cash equivalents, as well as issuance of additional equity or additional borrowings, subject to market and other conditions. We believe that our current cash balances, and cash generated from future operations, will be sufficient to fund operations for the next twelve months. If cash generated from operations is not sufficient to satisfy our working capital and capital expenditure requirements, we may be required to sell additional equity or obtain additional credit facilities. We cannot be certain that this financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

Notwithstanding the numerous factors that our cash requirements depend on, and the uncertainties associated with each of the major revenue opportunities that we have, we believe that our plan of operation can build long term value if we are able to demonstrate clear progress toward our objectives, particularly FDA approval of our HIV rapid tests. We expect to complete the clinical testing portion related to our HIV rapid test FDA submission in the fourth quarter of this year, and we believe that if the results of these tests are at the level required for FDA approval, these results will provide strong evidence of our progress. We also have other important international evaluations pending of our HIV rapid tests which, if favorable, would result in additional independent proof of the quality of our products and the accretion of long term value to our stockholders. We believe that our international sales efforts for our HIV tests will succeed based upon the market need, the performance of our products, their competitive pricing, the distribution and marketing channels we are pursuing, and the quality of our professional staff. Based upon our agreement with Bio-Manguinhos alone, we expect to receive orders for our HIV rapid tests that will more than offset the net cash flow that we will no longer have from the private label manufacturing of pregnancy tests.

Progress in our other major product groups, particularly those for the mad cow disease and dental bacteria test, as well as the non-human primate tuberculosis test, are also likely to lend credibility to our plan to become profitable. In this regard, we have hired a director of regulatory affairs who will be directing the regulatory activities related to the veterinary products (e.g., mad cow and non-human primate tuberculosis) as well as the dental bacteria test, provided that each of the projects progresses to the point where a regulatory submission is appropriate. This individual will eventually absorb some of the responsibilities that have been performed by our outside regulatory consultant. We have also added one person to our solutions manufacturing group and have hired an assembly supervisor. These three positions will add at least $250,000 in annual costs. We have not decided at this juncture whether to add to our research and development team, though it is under consideration. If such a position is added, the annual cost would be at least $100,000.

If we are not successful in obtaining additional financing, then we would not be able to pursue our current plan of operation.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the periods covered by this report, we have evaluated, under the supervision and with the participation of management, including our chief executive officer and the chief financial officer, the effectiveness of the design and operation of our "disclosure controls and procedures" (as defined in Security Exchange Act of 1934, Rules 13a - 15(e) and 15d - 15(e)). Based on this evaluation our management, including our chief executive officer and chief financial officer, have concluded that as of the date of the evaluation our disclosure controls and procedures were effective to ensure that all material information required to be filed in this report has been made known to them.

Changes In Internal Controls Over Financial Reporting

There have been no changes in internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II.

ITEM 1. LEGAL PROCEEDINGS

Information concerning our legal proceedings is included in and hereby incorporated by reference from, our Amendment No. 1 to Form SB-2 under the heading "LEGAL PROCEEDINGS" and also in Note 7 to the accompanying financial statements.

ITEM 2. CHANGES IN SECURITIES

Information concerning our recent sales of unregistered securities is included in and hereby incorporated by reference from, our Amendment No. 1 to Form SB-2 under the heading "RECENT SALES OF UNREGISTERED SECURITIES" and also in Note 6 to the accompanying financial statements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 8, 2004, we filed a Definitive Information Statement on Schedule 14C, to inform our stockholders that a holder of 882,352 shares of common stock, or 82.9% of the then-issued and outstanding common stock, took the following actions by written consent:

a.     Approval of an amendment to our articles of incorporation to increase the authorized number of shares of common stock from 20,000,000 to 50,000,000;

b.     Authorization of 10,000,000 shares of undesignated preferred stock, par value $0.01 per share; and

c.     Approval of the change of our name to Chembio Diagnostics, Inc.

The Definitive Information Statement was mailed to our stockholders of record on or about April 10, 2004.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits.

3.1(1)     Articles of Incorporation.

3.2(1)     Certificate of Amendment to Articles of Incorporation.

3.3(1)     Bylaws.

3.4(2)     Amendment No. 1 to Bylaws dated May 3, 2004.

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Amendment No. 1 to Form SB-2 (only the portions incorporated by reference into this Form 10-QSB are included in Exhibit 99.1)

              (1) Incorporated by reference to the Registrant’s registration statement on Form SB-2 filed with the Commission on August 23, 1999.
                      (2) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 14, 2004.

(b)    Reports on Form 8-K.

1.	On April 6, 2004, the Company filed a Form 8-K to announce that it had entered into an Agreement and Plan of Merger with Chembio Diagnostic Systems, Inc.

2.	On April 8, 2004, the Company filed an amendment to the Form 8-K filed on April 6, 2004.

3.	On May 14, 2004, the Company filed a Form 8-K announcing the closing of the merger with Chembio Diagnostic Systems, Inc. and describing the terms thereof.

4.	On June 4, 2004, the Company filed a Form 8-K to report a change in certifying accountants.

5.	On June 6, 2004, the Company filed an amendment to its Form 8-K dated April 13, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chembio Diagnostics, Inc.

    Date:    August 16, 2004                              By: -/s/ Lawrence A. Siebert
    Lawrence A. Siebert
    Chief Executive Officer

    Date:    August 16, 2004                                          By: -/s / Richard J. Larkin
    Richard J. Larkin
    Chief Financial Officer

