Form 10QSB/A
period 2004-06-30
Chembio Diagnostics Inc.
filed 2004-08-23
CIK 1092662

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to

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

EXPLANATORY NOTE:

This Amendment No. 1 to Form 10-QSB is an amendment to the Form 10-QSB for the quarter ended June 30, 2004 (the "Original Report") of Chembio Diagnostics, Inc. This Amendment No. 1 is being filed solely to file the Exhibit 31.1 (Exhibit 99.1 to the Original Report was also inadvertently filed as Exhibit 31.1) and to correct minor clerical and formatting errors in the Original Report.

June 30, 2004

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

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDED:

(UNAUDITED)

	Three months ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

REVENUES:
Net sales	$746,960	$720,452	$1,240,920	$1,440,528
Research grants and development income	248,115	98,170	339,457	98,170
TOTAL REVENUES	995,075	818,622	1,580,377	1,538,698

Cost of sales	647,198	549,043	1,091,010	1,174,808

GROSS PROFIT	347,877	269,579	489,367	363,890

OVERHEAD COSTS:
Research and development expenses	147,263	76,298	269,811	161,560
Selling, general and administrative expenses	642,671	273,556	1,022,650	574,917
Clinical and regulatory affairs	216,570	-	229,635	-
	1,006,504	349,854	1,522,096	736,477
(LOSS) FROM OPERATIONS	(658,627)	(80,275)	(1,032,729)	(372,587)

OTHER INCOME (EXPENSES):
Interest income	2,601	-	2,697	-
Interest (expense)	(39,030)	(51,541)	(94,868)	(98,766)

(LOSS) BEFORE INCOME TAXES	(695,056)	(131,816)	(1,124,900)	(471,353)

Income taxes	-	-	-	-

NET LOSS	$(695,056)	$(131,816)	$(1,124,900)	$(471,353)

Net Loss applicable to common stockholders	$(751,886)	$(131,816)	$(1,181,710)	$(471,353)

Basic and diluted (loss) per share	$(0.13)	$(0.03)	$(0.22)	$(0.10)

Weighted number of shares outstanding, basic and diluted	5,740,545	4,929,118	5,361,729	4,929,118

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,124,900)	$(471,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	74,556	48,257
Provision for doubtful accounts	9,118	9,201
Increase in accrued interest not paid	72,760	84,303
Stock issued as compensation	135,340	-
Stock issued as payment for fees	28,750	-
Options issued as compensation	165,504	-
Options issued as payment for fees	51,055	-

Changes in:
Accounts receivable	(25,476)	(221,750)
Inventories	(119,337)	88,348
Prepaid expenses and other current assets	(30,182)	(8,272)
Other assets and deposits	31,880	(2,975)
Accounts payable and accrued expenses	(402,013)	66,417
Grant and other current liabilities	(12,648)	648
Net cash used in operating activities	(1,145,593)	(407,176)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of fixed assets	(47,337)	-
Net cash used in investing activities	(47,337)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in bank overdraft	(67,434)	117,563
Change of capital lease obligation	(29,887)	45,240
Proceeds from Shareholder Loans	-	216,202
Sale of Common Stock	330,698	-
Sale of Series A Preferred Stock	2,879,107	-
Dividends on Preferred Stock	(56,810)	-
Additional Paid in Capital	(616,152)	-
Change in deferred compensation	225,284	-

Net cash provided by financing activities	2,664,806	379,005

NET INCREASE (DECREASE) IN CASH	1,471,876	(28,171)

Cash - beginning of the period	-	28,171

CASH - end of the period	$1,471,876	-

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,976	$-

Supplemental disclosures for non-cash investing and financing activities:
Fixed assets acquired under capital leases	$-	$31,071
Stock issued as compensation	248,889	-
Stock issued as payment for fees	118,434	-
Options issued as compensation	324,496	-
Options issued as payment for fees	993,688	-
Long Term debt converted to Preferred Series A	1,332,292	-
	$3,017,799	$31,071

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED STATEMENTS
UNAUDITED

NOTE	1	-	MERGER AND OTHER RELATED TRANSACTIONS:

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

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED STATEMENTS
UNAUDITED

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

Amendment No. 1 to Form 10-QSB

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chembio Diagnostics, Inc.

    Date:    August 23, 2004                              By: -/s/ Lawrence A. Siebert
    Lawrence A. Siebert
    Chief Executive Officer

    Date:    August 23, 2004                                          By: -/s / Richard J. Larkin
    Richard J. Larkin
    Chief Financial Officer

