Form 10QSB/A
period 2004-06-30
Chembio Diagnostics Inc.
filed 2004-10-27
CIK 1092662

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

AMENDMENT NO. 2

TO

FORM 10 - QSB
_______________________________

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
Yes   X   No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ____ No   X

As of June 30, 2004, the Registrant had 6,417,908 shares outstanding of its $.01 par value common stock.

EXPLANATORY NOTE:

This Amendment No. 2 to Form 10-QSB is an amendment to the Form 10-QSB for the quarter ended June 30, 2004 (the "Original Report") of Chembio Diagnostics, Inc. This Amendment No. 2 is being filed to reflect changes due to comments from the SEC regarding our registration filing on Form SB-2 involving valuation and presentation.

As a result of these changes total assets as of June 30, 2004 decreased $492,509 to $2,746,276, total stockholders’ equity as of June 30, 2004 decreased $2,935,303 to a deficit of $1,469,190 (this was primarily due to the reclassification of $4,211,399 of conditionally redeemable convertible preferred debt outside of the equity section). Net loss before dividends increased $22,289 for the six and three months ended June 30, 2004.

Quarterly Report on FORM 10-QSB For The Period Ended
June 30, 2004

Table of Contents
Chembio Diagnostics, Inc.

PART I
Item 1. FINANCIAL STATEMENTS

CHEMBIO DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF:

- ASSETS -
	June 30, 2004	Dec. 31, 2003
	(Unaudited)
CURRENT ASSETS:
Cash	$1,471,876	$-
Accounts receivable, net of allowance for doubtful accounts of $33,534 and $15,231 for June 30, 2004 and December 31, 2003, respectively	299,093	282,734
Inventories	585,835	466,498
Prepaid expenses and other current assets	134,506	23,448

TOTAL CURRENT ASSETS	2,491,310	772,680

FIXED ASSETS	222,028	249,247

OTHER ASSETS:
Deposits	32,938	55,723
Other assets	-	9,095

	$2,746,276	$1,086,745

- LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY) -
CURRENT LIABILITIES:
Bank overdraft	$-	$67,434
Accounts payable and accrued liabilities	902,724	1,361,547
Current portion of obligations under capital leases	49,650	61,789
Other current liabilities	-	12,648
TOTAL CURRENT LIABILITIES	952,374	1,503,418

OTHER LIABILITIES:
Notes payable - net of current portion	361,559	1,693,851
Obligations under capital leases - net of current portion	90,137	107,885
Accrued interest	311,792	239,032
TOTAL LIABILITIES	1,715,862	3,544,186

COMMITMENTS AND CONTINGENCIES

CONDITIONALLY REDEEMABLE CONVERTIBLE PREFERRED STOCK
Series A 8% Convertible - $.01 par value; 10,000,000 shares authorized: 151.57984 and 0 shares issued and outstanding as of June 30, 2004 and December 31, 2003, respectively. Liquidation preference-please see Note 6.	2,499,604	-

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock - $.01 par value; 50,000,000 shares authorized: 6,417,908 and 4,902,608 shares issued and outstanding as of June 30, 2004 and December 31, 2003, respectively	64,179	49,026
Common stock warrants	2,311,871	-
Additional paid-in capital	4,416,200	4,550,975
Accumulated deficit	(8,261,440)	(7,057,442)
	(1,469,190)	(2,457,441)

	$2,746,276	$1,086,745

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED:
(UNAUDITED)

	Three months ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

REVENUES:
Net sales	$746,960	$720,452	$1,240,920	$1,440,528
Research grants and development income	248,115	98,170	339,457	98,170
TOTAL REVENUES	995,075	818,622	1,580,377	1,538,698

Cost of sales	647,198	549,043	1,091,010	1,174,808

GROSS PROFIT	347,877	269,579	489,367	363,890

OVERHEAD COSTS:
Research and development expenses	363,833	76,298	499,446	161,560
Selling, general and administrative expenses	813,682	273,556	1,193,661	574,917
	1,177,515	349,854	1,693,107	736,477
(LOSS) FROM OPERATIONS	(829,638)	(80,275)	(1,203,740)	(372,587)

OTHER INCOME (EXPENSES):
Forgiveness of Debt	209,372	-	209,372	-
Interest income	2,601	-	2,697	-
Interest (expense)	(99,680)	(51,541)	(155,518)	(98,766)

(LOSS) BEFORE INCOME TAXES	(717,345)	(131,816)	(1,147,189)	(471,353)

Income taxes	-	-	-	-

NET LOSS BEFORE DIVIDENDS	$(717,345)	$(131,816)	$(1,147,189)	$(471,353)

Preferred Dividend	56,810	-	56,810	-

Net Loss available to common shareholders	$(774,155)	$(131,816)	$(1,203,999)	$(471,353)

Basic and diluted (loss) per share	$(0.13)	$(0.03)	$(0.22)	$(0.10)

Weighted number of shares outstanding, basic and diluted	5,740,545	4,929,118	5,361,729	4,929,118

See notes accompanying the financial statements.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,147,189)	$(471,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	74,556	48,257
Provision for doubtful accounts	9,118	9,201
Increase in accrued interest not paid	72,760	84,303
Warrants issued to existing debt holders, prior to the merger, recorded as interest expense	60,650	-
Stock issued as compensation	304,229	-
Stock issued as payment for fees	37,391	-
Options issued as compensation	969	-
Options issued as payment for fees	27,688	-

Changes in:
Accounts receivable	(25,477)	(221,750)
Invntories	(119,337)	88,348
Prepaid expenses and other current assets	(30,182)	(8,272)
Other assets and deposits	31,880	(2,975)
Accounts payable and accrued expenses	(458,823)	66,417
Grant and other current liabilities	(12,648)	648
Net cash used in operating activities	(1,174,415)	(407,176)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of fixed assets	(47,337)	-
Net cash used in investing activities	(47,337)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in bank overdraft	(67,434)	117,563
Change of capital lease obligation	(29,887)	45,240
Proceeds from Shareholder Loans	-	216,202
Proceeds from Bridge Loan and converted interest, net of the cost of financing of $83,770	926,035	-
Sale of Series A Preferred Stock, net of the cost of financing of $335,086	1,864,914	-
Net cash provided by financing activities	2,693,628	379,005

NET INCREASE (DECREASE) IN CASH	1,471,876	(28,171)

Cash - beginning of the period	-	28,171

CASH - end of the period	$1,471,876	-

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,976	$-

Supplemental disclosures for non-cash investing and financing activities:
Fixed assets acquired under capital leases	$-	$31,071
Stock issued as compensation to employees	304,229	-
Stock issued as payment for financing fees	39,400	-
Stock issued as payment for consulting services	37,391	-
Options issued as employee compensation	969	-
Options issued as payment for consulting services	337,973	-
Options issued as payment for financing fees	108,564	-
Warrants issued as interest for existing debt	60,650	-
Warrants issued for Chembio Diagnostics Systems, Inc. shareholder consent	144,643	-
Bridge debt and converted interest into Common Stock	330,698	-
Bridge debt and converted interest into Series A Preferred Stock	679,107	-
Long Term debt converted to Preferred Series A Preferred Stock	1,332,292	-
	$3,375,916	$31,071

See notes accompanying the financial statements.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED STATEMENTS
UNAUDITED

NOTE  1 —  DESCRIPTION OF BUSINESS/OPERATIONS:

Chembio Diagnostics, Inc. (“the Company”) was formerly known as Trading Solutions.com, Inc. (see “Merger and Other Related Transactions” below). The historical information presented for 2003 is based on the wholly owned subsidiary of the Company, Chembio Diagnostic Systems, Inc. prior to the merger, as discussed below. The equity sections of the balance sheets for 2003 as well as the earnings per share presented in the statement of operations for 2003 have been restated to reflect the shares outstanding as if the merger had taken place as of the first date of 2003, the earliest period presented.

Chembio Diagnostics, Inc (formerly Trading Solutions.com) issued 4,000,000 shares to acquire all the outstanding common stock of Chembio Diagnostic Systems, Inc. as well as assuming all outstanding options and warrants on May 5th 2004. For accounting purposes the acquisition has been treated as a recapitalization of Chembio Diagnostics, Inc with Chembio Diagnostic Systems, Inc as the acquirer (reverse acquisition).

Trading Solutions.com, Inc. had no assets, liabilities or transactions (other than the 1:17 reverse split) for the six months ended June 30, 2004. Trading Solutions.com, Inc. had a fiscal year ending September 30, after the merger Chembio Diagnostics, Inc fiscal year was December 31, which was the year end of Chembio Diagnostic Systems, Inc.

Chembio Diagnostic Systems, Inc., which was originally incorporated in New York on December 15, 1985 and re-incorporated in Delaware on November 5, 1991, develops, manufactures, and markets rapid point of care medical diagnostic tests. These tests are ultimately sold in the U.S. and/or internationally to medical laboratories and hospitals, governmental and public health entities, non-governmental organizations, medical professionals and/or retail establishments. Sales are primarily through distributors and are made under Chembio Diagnostic Systems, Inc.’s and/or the private labels of its distributors or their customers. The products aid in the diagnosis of infectious diseases and other conditions in humans and animals.

On April 8, 2004 we approved: a) An amendment to our articles of incorporation to increase the authorized number of shares of common stock from 20,000,000 to 50,000,000; b) Authorization of 10,000,000 shares of undesignated preferred stock, par value $0.01 per share; and c) Change of our name to Chembio Diagnostics, Inc.

MERGER AND OTHER RELATED TRANSACTIONS:

On May 5, 2004, pursuant to the Agreement and Plan of Merger (the “Merger Agreement”), dated as of March 3, 2004, as amended on May 3, 2004 by and among privately-held Chembio Diagnostic Systems Inc. (“Chembio Diagnostic Systems”), a Delaware corporation, Chembio Diagnostics, Inc. (formerly, Trading Solutions.com, Inc.), a publicly traded Nevada corporation (“the Company”) and New Trading Solutions, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), the Merger Sub merged with and into Chembio Diagnostic Systems, with Chembio Diagnostic Systems remaining as the surviving corporation (the “Merger”). Pursuant to the Merger, the Company issued 4,000,000 shares of its restricted common stock, 704,000 options and warrants to purchase 690,000 shares of its common stock to the stockholders of Chembio Diagnostic Systems in exchange for 100% of their common stock in Chembio Diagnostic Systems and 100% of their options and warrants to purchase Chembio Diagnostic Systems’ common stock. The Company relied on Regulation D promulgated under Section 4(2) of the Act and on Section 4(2) of the Act as the basis for its exemption from registration of this offering. 44 accredited and only 3 non-accredited investors received securities of the Company in the Merger. All of the stockholders of Chembio Diagnostic Systems, including the non-accredited investors, were provided with an information statement meeting the informational requirements of Rule 502 (b)(2) of the Securities Act.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED STATEMENTS
UNAUDITED

At or about the time of the Merger, the Company consummated three private placements of its 8% Series A Convertible Preferred Stock as follows: (i) shares of series A preferred and warrants were sold for cash (the “Cash Offering”); (ii) shares of series A preferred and warrants were exchanged, as described herein, for conversion of the Bridge Notes described below (the “Bridge Conversion Offering”), and (iii) shares of series A Preferred and warrants were exchanged, as described herein, for conversion of the Existing Debt (as defined below) of Chembio Diagnostic Systems (the “Existing Debt Exchange Offering”). These placements are described below:

a)    The Cash Offering. A total of 73.33330 shares of series A preferred stock and warrants to acquire 4,400,000 shares of common stock at $.90 per share were issued pursuant to the Cash Offering in May 2005 for total consideration of $2,200,000.

b)    The Bridge Conversion Offering. On March 22, 2004, Chembio Diagnostic Systems completed a private placement (the “Bridge Financing”) of $1,000,000 in face amount of Convertible Notes (the “Bridge Notes”). The Bridge Financing provided for the Bridge Note holders to elect whether to convert the Bridge Notes into shares of the Company’s series A preferred stock (together with warrants to acquire shares of the Company’s common stock) or into shares of the Company’s common stock at the effective time of the Merger. As a result, $672,000 in principal amount of the Bridge Notes, together with accrued and unpaid interest, was converted into 33.83682 shares of the Company’s series A preferred stock (together with warrants to acquire an additional 2,030,217 shares of the Company’s common stock at $.90 per share). The balance of the Bridge Financing, or $328,000, was converted into 826,741 shares of the Company’s common stock.

c)    The Existing Debt Exchange Offering. Per the merger agreement a minimum of $1,300,000 of existing debt was required to be converted to series A preferred stock, any balances not converted will, if not paid by December 31, 2004, automatically be converted to series A preferred stock as of December 31, 2004. Pursuant to the Existing Debt Exchange Offering, which was consummated at the effective time of the Merger, the Company issued 44.40972 shares of series A preferred stock and warrants to acquire 2,664,584 shares of common stock at $.90 per share in exchange for the conversion of $1,332,292 of Chembio Diagnostic Systems’ debt existing on its balance sheet as of December 31, 2003.

On May 5, 2004 the Company issued warrants to designees of H.C. Wainright & Co., Inc. and Wellfleet Partners, Inc., our placement agents in the series A preferred stock private placement, to purchase 751,667 shares and 183,333 shares of our common stock at exercise prices of $0.72 and $1.08. In addition, designees of Wellfleet Partners received 59,000 shares of common stock and an individual finder received 6,667 shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

We anticipate that we will have additional capital requirements in the near future. The amount of additional capital we may need to raise will depend on a number of factors. These factors primarily include (1) receipt of orders from Bio-Manguinhos in 2004 and 2005 in accordance with contractual commitments; (2) whether we can generally achieve revenue growth and the extent to which, if any, that revenue growth improves operating cash flows; (3) our investments in research and development, facilities, marketing, regulatory approvals, and other investments we may determine to make, and (4) the availability and cost of raising additional capital and potential dilution to shareholders.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED STATEMENTS
UNAUDITED

Our cash requirements depend on numerous factors, including product development activities, penetration of the direct sales market, market acceptance of new products, and effective management of inventory levels in response to sales forecasts. We expect to devote capital resources to continue our product development, expand manufacturing capacity and continue research and development activities. We will examine other growth opportunities, including strategic alliances, and we expect any such activities will be funded from existing cash and cash equivalents, as well as issuance of additional equity or additional borrowings, subject to market and other conditions. We believe that our current cash balances, and cash generated from future operations, will be sufficient to fund operations through the end of 2004. We therefore expect that we will be required to sell additional equity or obtain additional credit facilities in the near term. We further expect that cash generated from operations will not be sufficient to satisfy our working capital and capital expenditure requirements over the next twelve months, so we expect that we will be required to sell additional equity or obtain additional credit facilities during that period. We cannot be certain that this financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

Beyond twelve months out, it is likely that we will have additional financing requirements to finance our expected growth and/or to fund continuing operating deficits. The amount of additional capital we may need to raise will depend on a number of factors. These factors primarily include the extent to which we can achieve revenue growth, the profitability of such revenues, operating expenses, research and development expenses, and capital expenditures. Given the number of product development programs that we have ongoing and not complete, and the dependence we have on factors outside of our control such as government and other donor funding for HIV rapid tests, as well as the success of our marketing partners such as Prionics and Ivoclar-Vivadent, it is not possible to predict the extent or cost of these expected additional financing requirements.

NOTE	2	—	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

For a summary of significant accounting policies (which have not changed from December 31, 2003) and additional financial information, see the Company’s registration statement on Amendment No. 3 to Form SB-2 filed October 26, 2004, including the consolidated financial statements and notes thereto, for the year ended December 31, 2003 which should be read in conjunction with these financial statements.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED STATEMENTS
UNAUDITED

The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-QSB and, therefore, do not include all information and footnotes required to be in conformity with accounting principles generally accepted in the United States of America.

Reclassifications

Certain reclassifications have been made to the December 31, 2003 balance sheet to conform to the 2004 presentation.

Earnings Per Share

The following weighted average shares were used for the computation of basic and diluted earnings per share (see Note 8):

	For the three months ended		For the six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Basic	5,740,545	4,929,118	5,361,729	4,929,118

Diluted	5,740,545	4,929,118	5,361,729	4,929,118

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution from the exercise or conversion of other securities into common stock, but only if dilutive. Diluted loss per share for the three months and six months ended June 30, 2004 is the same as basic loss per share, since the effects of the calculation were anti-dilutive due to the fact that the Company incurred losses for all periods presented. The following securities, presented on a common share equivalent basis, have been excluded from the per share computations:

	Three Months Ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
Stock Options	1,304,000	389,000	1,304,000	389,000
Warrants	11,569,803	140,000	11,569,803	140,000
Preferred Stock	7,578,985	-	7,578,985	-

EMPLOYEE STOCK OPTION PLAN:

As part of the merger, the Company adopted the 1999 Stock Option Plan (the “Plan”) of Chembio Diagnostic Systems, Inc. Under the terms of this plan, the Company’s option committee is authorized to grant incentive options to key employees and to grant non-qualified options to key employees and key individuals. The option committee has been authorized to grant options to purchase up to 1,500,000 shares of common stock. The options become exercisable at such times and under such conditions as determined by the option committee. The Company has assumed 704,000 options outstanding from Chembio Diagnostic Systems, Inc.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED STATEMENTS
UNAUDITED

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations to account for the options issued to employees and or directors using the intrinsic value method. Had compensation cost for the options been determined using the fair value based method, as defined in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the company’s net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below. The Company adopted Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123” as of January 1, 2003, which amended SFAS 123. The effect of the intrinsic value method allowed under SFAS 123 is shown below.

	Three months ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net (loss) applicable to common stockholders, as reported	$(774,155)	$(131,816)	$(1,203,999)	$(471,353)
Add: Stock-based compensation included in reported net loss	969		969
Deduct: Total stock based employee compensation expense determined under the fair value based method for all awards, net of tax	453,320	-	453,320	-
Pro forma (loss)	$(1,226,506)	$(131,816)	$(1,656,350)	$(471,353)
Income (loss) per share:
Basic and diluted (loss) per share - as reported	$(0.13)	$(0.03)	$(0.22)	$(0.10)
Basic and diluted (loss) per share - pro forma	$(0.21)	$(0.03)	$(0.31)	$(0.10)

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

NOTE	3	—	GEOGRAPHIC INFORMATION:

In June 1997, FASB issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. SFAS 131 establishes standards for the way that business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information. It also establishes standards for related disclosures about product and services, geographic areas, and major customers.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED STATEMENTS
UNAUDITED

SFAS 131 further states that enterprises report “Information about Products and Service”. The Company produces only one group of similar products known collectively as “rapid medical tests”. We do not produce any further breakdown in our general-purpose statements and it would be impracticable for us to do so.

Chembio Diagnostics Systems, Inc. believes that they operate in a single business segment, however, attributes revenues to different geographic areas on the basis of the location of the customer. Net sales by geographic area are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
BRAZIL	$241,156	$-	$361,156	$-
USA	117,371	155,781	269,844	355,542
CANADA	151,878	147,585	184,555	229,265
COSTA RICA	75,778	48,550	114,998	85,500
SAUDI ARABIA	27,950	23,968	51,026	29,918
JAPAN	22,000	15,000	37,000	41,649
INDIA	23,757	-	34,009	56,711
KOREA	22,920	27,590	27,132	58,059
SWITZERLAND	13,674	1,435	21,517	1,655
AUSTRIA	18,870	21,287	20,033	30,739
ISRAEL	7,294	7,500	16,804	24,400
ITALY	900	171,612	900	209,197
MEXICO	-	-	-	115,000
OTHER	23,412	100,144	101,946	202,893
	$746,960	$720,452	$1,240,920	$1,440,528

NOTE	4	—	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following tables detail the component parts of accounts payable and accrued liabilities:

	as of
	June 30, 2004	December 31, 2003
Accounts Payable - Suppliers	$656,163	$1,027,252
Accrued Payroll	59,927	119,236
Accrued Commissions and Royalties	89,289	80,927
Accrued Payroll and other taxes	63,064	41,737
Accrued Legal and Accounting	31,285	81,315
Accrued Expenses - other	2,996	11,080
TOTAL	$902,724	$1,361,547

NOTE	5	—	LONG-TERM DEBT:

Long-term debt is comprised of the following:

$707,914 of Senior Notes bearing interest at 11% were issued in 1999 in connection with a debt restructuring. The Senior Notes are collateralized by a first lien on all of the assets of the Company. Holders of these Notes were also granted warrants to purchase an aggregate of 140,000 shares of common stock at $1.80 per share. The aggregate fair value of the warrants was $10,000, of which $7,000 was related to the debt refinancing and is being amortized over the term of the loan. $3,000 of the fair value of the warrants are related to the conversion of debt to equity. As of December 31, 2003 the outstanding principal balance of the Senior Notes was $707,914 with accrued unpaid interest of $92,379.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED STATEMENTS
UNAUDITED

Per a waiver agreement dated July 10, 2002, the senior note holders agreed to extend the Company’s required first principal payment until July 31, 2003 provided that the Company pay the balance of accrued and unpaid interest on or before August 31, 2002 and remain current on interest payments due during the period from September 1, 2002 through July 31, 2003. Current interest payments were not maintained nor was the first principal payment made when it became due on July 31, 2003. However, no acceleration or event of default has been claimed on these Notes and, as described below, this debt will be converted to equity unless the Board of Directors chooses to refinance or otherwise retire this debt. Accordingly the entire amount of this debt has been classified as long term.

Per a line of credit agreement dated April 2001, a major shareholder agreed to advance the Company up to a maximum principal amount of $350,000. This amount was later increased to $1,200,000. The line of credit is collateralized by a subordinated security interest in all of the assets of the Company. In consideration for the above, the Company agreed to repay such borrowed funds on a quarterly basis with accrued interest at 12% per annum, starting September 30, 2003, with a final payment due March 31, 2005, at a maximum quarterly payment of $43,750. As of December 31, 2003 the principal amount of the advance was $985,937 with additional accrued interest of $146,653. Current payments were not being made however, no acceleration or event of default has been claimed on these Notes and as described below, the entire amount of this debt has been classified as long term.

Long-term was originally comprised of $1,693,851, of which $707,914 was attributable to senior notes bearing interest at 11% issued in 1999 in connection with a debt restructuring of Chembio Diagnostic Systems, Inc., as described above and $985,937 of which was attributable to a line of credit bearing interest at 12%, as described above. The senior notes are collateralized by a first lien on all of the assets of the Chembio Diagnostic Systems, Inc. Holders of these notes were also granted warrants to purchase an aggregate of 140,000 shares of common stock at $1.80 per share. This line of credit is collateralized by a subordinated secured interest in all the assets of Chembio Diagnostic Systems, Inc.

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

NOTE 6 — CONDITIONALLY REDEEMABLE CONVERTIBLE PREFERRED STOCK

The series A preferred stock was issued at a face value of $30,000 per share and came with detachable warrants. Partial shares can be issued. The value of the preferred was calculated using a fair value allocation between the preferred shares and detachable warrants. The series A preferred stock contains provisions whereby it can be redeemed outside of the control of management, accordingly per EITF #D-98 it has been classified outside of permanent equity. Some key features include:

•	Dividends: Holders are entitled to an 8% per annum dividend accrued monthly and payable semi-annually.

•	Conversion: Series A preferred stock is convertible, at the option of the holders, into shares of common stock at an initial conversion price of $0.60 per share. Based on its original purchase price of $30,000 per share, each share of series A preferred stock is initially convertible into 50,000 shares of common stock.

•	Redemption: The holders have the right based on certain events to redeem all or a portion of such holder’s shares of series A preferred stock. As the series A preferred is not currently redeemable and there is no certainty that it will be redeemable no accretion has been made to bring the value up to its redemption value (currently $30,000 per share plus accrued and unpaid dividends of $374.79 per share). Accrued but unpaid dividends of $56,810 are included in the preferred stock carrying value.

In connection with the merger, 151.57984 shares of 8% series A preferred stock convertible into 50,000 shares of common stock per preferred share, were issued and outstanding at June 30, 2004 as follows:

i)	73.33330 shares were issued in connection with the cash offering of $2,200,000. Along with warrants to purchase 4,400,000 shares of common stock at an exercise price of $0.90. Cash offering costs associated with this transaction were $335,086 and were charged against Additional Paid in Capital.

ii)	33.83682 shares were issued upon the conversion of $672,000 of convertible debt and related interest thereon. Warrants to purchase 2,030,217 shares of common stock at an exercise price of $0.90 were issued in connection with these shares. Cash offering costs associated with this transaction were $83,770 and were charged against Additional Paid in Capital.

iii)	44.40972 shares were issued upon the conversion of $1,332,292 of existing debt. Along with warrants to purchase 2,664,584 shares of common stock at an exercise price of $0.90.

The total amount received or converted into series A preferred stock was $4,211,399. This value has been allocated between preferred stock at a value of $2,442,791 and warrants issued at a value of $1,768,605.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED STATEMENTS
UNAUDITED

NOTE    7    —    STOCKHOLDERS’ EQUITY:

The stockholders’ equity section on the balance sheet as of December 31, 2003 has been restated to reflect its recapitalization as a result of the consummated merger transaction (see Note 1).

(a)	COMMON STOCK

As a result of the merger;

i)   As of March 1, 2004 Chembio Diagnostic Systems, Inc. issued 160,573 shares of its common stock to employees as compensation prior to the completion of the merger (see note 1) at a price of $0.40 per share. These shares are included in ii) below.

ii)   Stockholders of 40,000 shares of existing common stock in Chembio Diagnostic Systems, Inc. were issued 4,000,000 shares of common stock in the Company.

iii)   Convertible Note holders converted $328,000 of debt along with interest into 826,741 shares of common stock of the Company.

iv)   An employee was issued 400,000 shares of common stock pursuant to an employment contract. The intrinsic value of the shares was recorded at $240,000 and since there was no vesting period it has been expensed in the quarter ended June 30, 2004. In addition this employee received warrants to purchase 850,000 shares of common stock at exercise prices from $0.60 to $0.90. These warrants had no intrinsic value

v)    As compensation for the financing of the convertible debt and the series A financing 65,667 shares of common stock were issued. The fair value of these shares were recorded as $39,400 and reflected as deferred financing costs in the equity section of the balance sheet.

In addition 25,000 shares of common stock were issued to a consultant; the fair value of these shares was recorded as $15,000 and reflected as an expense. Payables of $27,989 to an attorney were paid with 37,319 shares of common stock, valued at $22,391 and reflected as a reduction of payables and a gain on settlement.

This results in 6,417,908 shares of common stock issued and outstanding as of June 30, 2004.

(b)	Options

On March 13, 2004 (prior to the merger - see note 1) Chembio Diagnostic Systems, Inc. issued 24,000 options as part of a consulting agreement. The exercise price for these options is $0.60 per share. These options were part of the assumed options noted below. The fair value of $11,089 was expenses.

Prior to the merger (see note 1) Chembio Diagnostic Systems, Inc. issued 315,000 options to existing option holders as part of the employee stock option plan (see note 11). The exercise price for these options ranged from $0.543 to $1.00 per share. These options were part of the assumed options noted below. 32,500 options had an intrinsic value of $929 and were expensed as they became fully vested at the time of merger. The remaining 282,500 options had no intrinsic value.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED STATEMENTS
UNAUDITED

The company assumed options of Chembio Diagnostic Systems, Inc. during the merger. The options assumed were to purchase a total of 704,000 shares of common stock of the Company.

Employee options were issued during the quarter ended June 30, 2004 as per the employee stock option plan (see note 2). Options to purchase an aggregate of 375,000 shares of common stock at exercise prices from $0.60 to $1.50 were granted. These options had no intrinsic value.

Options were issued to consultants during the quarter ended June 30, 2004 to purchase a total of 225,000 shares of common stock at exercise prices from $0.60 to $1.50. The fair values of these options were $108,564 and are treated as prepaid expense and are being amortized over the life of their contracts. For the quarter ended June 30, 2004 amortization of these options were $27,688. As per EITF 96-18 these options will continually be revalued until the measurement date for each options has been reached.

As of June 30, 2004 total options are outstanding to purchase 1,304,000 shares of common stock.

(c)	Warrants

In May 2004, prior to the merger, Chembio Diagnostic Systems, Inc. issued 140,000 warrants to existing debt holders to compensate for the valuation of the company in the merger and issued 400,002 to existing stockholders in consent of the merger. The warrants issued to debt holders had a fair value of $60,650 and were expensed for the quarter ended June 30, 2004. The warrants issued to existing stockholders had a fair value of $144,643 and were charged to Additional Paid in Capital.

The company assumed warrants of Chembio Diagnostic Systems, Inc. during the merger. The warrants assumed were to purchase a total of 690,002 shares of common stock of the Company.

9,094,801 warrants were issued along with the series A preferred stock offering. See Note 6. These warrants were assigned a value of $1,768,605, see Note 6.

850,000 warrants were issued in connection to an employment agreement see Note 7 (a).

Warrants were issued to placement agents in connection with the series A preferred stock financing to purchase a total of 935,000 shares of common stock at exercise prices from $0.72 to $1.80. The fair values of these warrants are $337,973 and reflected as deferred financing costs in the equity section of the balance sheet.

As of June 30, 2004 total warrants are outstanding to purchase 11,569,803 shares of common stock.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED STATEMENTS
UNAUDITED

NOTE	8	—	COMMITMENTS AND CONTINGENCIES:

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

Litigation:

The Company filed a complaint in the United States District Court for the Eastern District of New York against Saliva Diagnostic Systems, Inc. Saliva Diagnostic is the assignee of patent #5,935,864 (“the ‘864 patent”) that describes a method for collecting samples. The complaint asks the court for declaratory and other relief that the Company’s Sure Check™ HIV test does not infringe the ‘864 patent, that the ‘864 patent is invalid, and that the ‘864 patent is unenforceable due to inequitable procurement. In 2001 and 2002, pursuant to various agreements it had entered into with Saliva Diagnostic, the Company developed, manufactured and sold an HIV rapid test that Saliva Diagnostic had represented incorporates the sample collection method described in the ‘864 patent. Saliva Diagnostic also represented that the ‘864 patent is valid. During 2001-2003, the Company paid royalties to Saliva Diagnostic and took several other actions based upon Saliva Diagnostic’s representations. In 2003, Saliva Diagnostic sought to abrogate the agreements between the companies and alleged that the Company was infringing the ‘864 patent. The Company has received opinions from its patent counsel that the product manufactured by the Company is in fact not covered by this patent, that the patent is invalid, and that the patent was obtained through inequitable procurement.

On March 17, 2004, Saliva Diagnostic made further allegations of patent infringement against Chembio Diagnostic Systems Inc. In connection with the foregoing, Chembio Diagnostic Systems Inc. filed a complaint against Saliva Diagnostic in the United States District Court for the Eastern District of New York on March 18, 2004 (Civil Action No. 04-1149-JS-ETB). The complaint asks the court for declaratory and other relief that our Sure Check™ HIV test does not infringe the Saliva Diagnostic patent, that the Saliva Diagnostic patent is invalid, and that the Saliva Diagnostic patent is unenforceable due to inequitable procurement. On April 8, 2004, Saliva Diagnostic filed its answer and counterclaim, alleging that we were infringing on the Saliva Diagnostic Patent. We filed our Reply to Counterclaim on May 3, 2004, denying the allegation of infringement of the Saliva Diagnostic Patent. A pretrial scheduling conference was held on September 8, 2004. The scheduling conference set March 15, 2005 as the date for the close of all discovery on liability issues and stipulated that a pre-motion conference or summary judgment motion must be requested by April 1, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

In addition, certain statements made in this report may constitute “forward-looking statements”. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Specifically, 1) our ability to obtain necessary regulatory approvals for our products; and 2) our ability to increase revenues and operating income, is dependent upon our ability to develop and sell our products, general economic conditions, and other factors. You can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continues" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

202096
1

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

Income Taxes -

We account for income taxes under SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AS COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2003

Revenues were $995,075 for the three months ended June 30, 2004 as compared with $818,622 for the three months ended June 30, 2003, representing an increase of $176,453, or 21.6%. The increase in sales is primarily attributable to increased income from contracts and grants of $149,945 as well as increased sales of our HIV product of $209,219. The increases were partially offset by $144,254 in reduced pregnancy test kit sales. A substantial portion of the grant-related income will recur for the balance of 2004 and in 2005.

Cost of goods sold for the three months ended June 30, 2004 was $647,198, or 86.6% of net sales, as compared to $549,043, or 76.2% of net sales, for the three months ended June 30, 2003. The resulting decrease in gross margin is primarily attributable to underutilization of manufacturing capacity. We also had increased costs in our quality department to improve our product. In addition, the initial order with Bio-Manguinhos for HIV related product resulted in additional overtime costs to meet shipping deadlines.

Research and development expenses for the three months ended June 30, 2004 were $363,833, or 36.6% of revenues, compared with $76,298, or 9.3% of revenues, for the three months ended June 30, 2003. Clinical & Regulatory Affairs, which totaled $216,570 for the three months ended June 30, 2004, accounted for most of this increase. This cost category includes costs incurred for regulatory approvals, clinical studies, product evaluations and registrations. These costs are expected to increase in the 3rd quarter of 2004 when the bulk of the HIV rapid test clinical studies will be completed and then return to substantially reduced levels in the fourth quarter. The balance of the increase in expense and associated percentage of revenues is due primarily to increased salaries and wages and related costs of each of the members of the R&D group since the June 30, 2003 period as new grants and development contracts were awarded and also due to the addition of an R&D Technician hired in late 2003 for the purpose of fulfilling obligations under grants from the National Institute of Health and World Health Organization as well as other product development contracts.

Selling, general and administrative expense increased $540,126 to $813,682 in the three months ended June 30, 2004 compared with the same period in 2003. This increase is primarily attributable to $240,969 of non-cash expenses reflecting the issuance of common stock and options issued to key employees and $42,688 of non-cash expenses reflecting the issuance of common stock and the amortized fair value of options to purchase common stock that were issued to consultants. Also driving this increase were $25,500 in cash salary increases to key employees as well as increased legal and accounting expenses of $46,700 relating to the merger. The balance of the increase or $184,269, is primarily attributable to increased travel costs related to HIV rapid test marketing efforts, increased costs for marketing consultants, and increased commissions relating to the Bio-Manguinhos contract.

In addition, approximately $210,000 is attributable to settlements of old outstanding payables due that were settled during the six months ended June 30, 2004 are reflected in Other Income as forgiveness of debt.

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

202096
2

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

202096
3

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 AS COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2003

      Revenues were $1,580,377 for the six months ended June 30, 2004 as compared with $1,538,698 for the six months ended June 30, 2003, representing an increase of $41,679, or 2.7%. The increase in sales is primarily attributable to increased income from contracts and grants ($241,287 increase) as well as increased sales of our HIV product ($166,421 increase). The increases were partially offset by reduced pregnancy test kit sales ($272,661 decrease). A substantial portion of the grant-related income will recur for the balance of 2004 and in 2005.

      Cost of goods sold for the six months ended June 30, 2004 was $1,091,010, or 87.9% of net sales, as compared with $1,174,808, or 81.6% of net sales, for the six months ended June 30, 2003. The resulting decrease in gross margin is primarily attributable to underutilization of manufacturing capacity. We also had increased costs in our quality department to improve our product. In addition, the initial order with Bio-Manguinhos for HIV related product resulted in additional overtime costs to meet shipping deadlines.

      Research and development expenses for the six months ended June 30, 2004 were $499,446, or 31.6% of revenues, compared with $161,560, or 10.5% of revenues, for the six months ended June 30, 2003. Clinical & Regulatory Affairs, which totaled $229,635 for the six months ended June 30, 2004, accounted for most of this increase. This cost category includes costs incurred for regulatory approvals, clinical studies, product evaluations and registrations. These costs are expected to increase in the 3rd quarter of 2004 when the bulk of the HIV rapid test clinical studies will be completed and then return to substantially reduced levels in the fourth quarter. The balance of the increase in expense and associated percentage of revenues is due primarily to increased salaries and wages and related costs of each of the members of the research and development group subsequent to June 30, 2003, as new grants and development contracts were awarded and also due to the addition of an R&D Technician hired in late 2003 for the purpose of fulfilling obligations under grants from the National Institute of Health and World Health Organization as well as other product development contracts.

      Selling, general and administrative expense increased $618,744 to $1,193,661 for the first six months of 2004 compared with the same period in 2003. This increase is primarily attributable to $304,229 of non-cash expenses reflecting the fair value of common stock issued to key employees and $27,688 of non-cash expenses reflecting the amortized fair value of options to purchase common stock that were issued to consultants. Also driving this increase were $25,500 in cash salary increases to key employees, and increased legal and accounting expenses of $63,100 relating to the merger. The balance of the increase, or $198,227, is primarily attributable to increased travel costs related to HIV rapid test marketing efforts, increased costs for marketing consultants, and increased commissions relating to the Bio-Manguinhos contract.

In addition, approximately $210,000 is attributable to settlements of old outstanding payables due that were settled during the six months ended June 30, 2004 are reflected in Other income as forgiveness of debt.

LIQUIDITY AND CAPITAL RESOURCES

        We began to improve our liquidity and capital resources position during the first quarter of 2004 as a result of the completion of a $1,000,000 convertible bridge note offering in March in anticipation of our merger with Trading Solutions.com. As a result of the completion of the merger, $328,000 of the $1,000,000 of convertible bridge notes was converted into 826,741 shares of common stock at $.40 per share, and the balance of $672,000 was converted into 33.83682 shares of series A preferred stock. Simultaneous to that conversion, 73.33330 shares of series A preferred stock were issued for $2,200,000 in cash, and an additional $1,332,292 of debt to our note holders was converted into 44.40972 additional shares of the series A preferred stock. The values mentioned above for the series A preferred stock have been allocated between the series A preferred stock and the detachable warrants. Together, before accounting for costs and expenses associated with these transactions, these events resulted in new redeemable preferred stock and equity capital of approximately $4,532,292 ($2,200,000 cash, $1,000,000 from converted bridge debt and $1.332,292 from converted existing debt) since December 31, 2003.

      During the six months ended June 30, 2004, we used $1,174,415 cash in operations, $47,337 to acquire fixed assets, $29,887 to fund capital lease payments, and $67,434 to fund the bank overdraft existing as of December 31, 2003. The cash was funded primarily from the $1,000,000 of convertible notes issued during March, the accrual of interest on all debt due for both term debt and convertible debt, discounts from the settlement of accounts payable of $210,000, the sale of $2,200,000 of series A preferred stock and the funding of $305,198 of compensation expense by the issuance of common stock and options to some of our key employees.

      Accordingly, we had a working capital deficiency of $730,738 at December 31, 2003 and a working capital surplus of $1,538,936 at June 30, 2004. This increase in working capital is due to the completion of the convertible note offering as well as the completion of the series A offering and the capitalization of employee stock and options being amortized. Our current assets increased 222.4% to $2,491,310 at June 30, 2004 from $772,680 at December 31, 2003. This increase is also primarily attributable to the completion of the convertible note offering in March, the series A preferred offering in May.

      Compared with corresponding balances at December 31, 2003, current liabilities as of June 30, 2004 decreased 36.7% to $952,374, long-term liabilities decreased 62.6% to $763,488, and total liabilities decreased 51.6% to $1,715,862. The decrease in long-term liabilities is attributable to the completion of the merger where $1,332,292 of debt was converted into series A preferred offering.

We anticipate that we will have additional capital requirements in near future. The amount of additional capital we may need to raise will depend on a number of factors. These factors primarily include (1) receipt of orders from Bio-Manguinhos in 2004 and 2005 in accordance with contractual commitments; (2) whether we can generally achieve revenue growth and the extent to which if any that revenue growth improves operating cash flows; (3) our investments in research and development, facilities, marketing, regulatory approvals, and other investments we may determine to make, and (4) the availability and cost of raising additional capital and potential dilution to shareholders.

202096
4

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

Our cash requirements depend on numerous factors, including product development activities, penetration of the direct sales market, market acceptance of new products, and effective management of inventory levels in response to sales forecasts. We expect to devote capital resources to continue our product development, expand manufacturing capacity and continue research and development activities. We will examine other growth opportunities, including strategic alliances, and we expect any such activities will be funded from existing cash and cash equivalents, as well as issuance of additional equity or additional borrowings, subject to market and other conditions. We believe that our current cash balances, and cash generated from future operations, will be sufficient to fund operations through the end of 2004. We therefore expect that we will be required to sell additional equity or obtain additional credit facilities in the near term. We further expect that cash generated from operations will not be sufficient to satisfy our working capital and capital expenditure requirements over the next twelve months, so we expect that we will be required to sell additional equity or obtain additional credit facilities during that period. We cannot be certain that this financing will be available or that we will be able to complete financing on satisfactory terms, if at all.

      Beyond twelve months out, it is likely that we will have additional financing requirements to finance our expected growth and/or to fund continuing operating deficits. The amount of additional capital we may need to raise will depend on a number of factors. These factors primarily include the extent to which we can achieve revenue growth, the profitability of such revenues, operating expenses, research and development expenses, and capital expenditures. Given the number of product development programs that we have ongoing and not complete, and the dependence we have on factors outside of our control such as government and other donor funding for HIV rapid tests, as well as the success of our marketing partners such as Prionics and Ivoclar-Vivadent, it is not possible to predict the extent or cost of these expected additional financing requirements.

202096
5

Notwithstanding the numerous factors that our cash requirements depend on, and the uncertainties associated with each of the major revenue opportunities that we have, we believe that our plan of operation can build long term value if we are able to demonstrate clear progress toward our objectives, particularly FDA approval of our HIV rapid tests. We expect to complete the clinical testing portion related to our HIV rapid test FDA submission in the fourth quarter of this year (2004), and we believe that if the results of these tests are at the level required for FDA approval, these results will provide strong evidence of our progress. We also have other important international evaluations pending of our HIV rapid tests which, if favorable, would result in additional independent proof of the quality of our products and the accretion of long term value to our shareholders. We believe that our international sales efforts for our HIV tests will succeed based upon the market need, the performance of our products, their competitive pricing, the distribution and marketing channels we are pursuing, and the quality of our professional staff. Based upon our agreement with Bio-Manguinhos alone, we expect to receive orders for our HIV rapid tests that will more than offset the net cash flow that we will no longer have from the private label manufacturing of pregnancy tests.

      Our attendance at the XVth World AIDS Conference recently in Bangkok, Thailand has generated potential new revenue opportunities for our HIV rapid tests.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the periods covered by this report, we have evaluated, under the supervision and with the participation of management, including our chief executive officer and the chief financial officer, the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Security Exchange Act of 1934, Rules 13a - 15(e) and 15d - 15(e)). Based on this evaluation our management, including our chief executive officer and chief financial officer, have concluded that as of the date of the evaluation our disclosure controls and procedures were effective to ensure that all material information required to be filed in this report has been made known to them.

Changes In Internal Controls Over Financial Reporting

There have been no changes in internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

202096
6

PART II.

ITEM 1. LEGAL PROCEEDINGS

Information concerning our legal proceedings is included in and hereby incorporated by reference from, our Amendment No. 1 to Form SB-2 under the heading “LEGAL PROCEEDINGS” and also in Note 8 to the accompanying financial statements.

ITEM 2. CHANGES IN SECURITIES

Information concerning our recent sales of unregistered securities is included in and hereby incorporated by reference from, our Amendment No. 1 to Form SB-2 under the heading “RECENT SALES OF UNREGISTERED SECURITIES” and also in Note 6 to the accompanying financial statements.

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

202096
7

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
_____________________
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

202096
8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chembio Diagnostics, Inc.

Date:    October 27, 2004      By: _/s/ Lawrence A. Siebert____
Lawrence A. Siebert
Chief Executive Officer

Date:    October 27, 2004         By: _/s / Richard J. Larkin______
Richard J. Larkin
Chief Financial Officer

202096
9