Form 10KSB/A
period 2004-12-31
CHEMBIO DIAGNOSTICS, INC.
filed 2005-05-20
CIK 1092662

U.S. Securities and Exchange Commission

Washington, D.C.  20549

AMENDMENT NO 1 TO

FORM 10-KSB

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Form 10-KSB for the fiscal year ended December 31, 2004 is (i) to correct the inadvertent omission of one individual from the executive compensation table in Item 10, (ii) to state in Item 10 that Mr. Pelossof’s employment contract with Chembio Diagnostics, Inc. terminates on May 10, 2007, rather than May 10, 2006, and (iii) to file as Exhibit 10.3 Mr. Pelossof’s employment agreement.  Accordingly, Items 10 and 13, and Exhibit 10.3, are hereby amended and restated in their entirety.  The remainder of the information contained in the original filing is not amended hereby.

ITEM 10.

EXECUTIVE COMPENSATION

The following table summarizes the annual compensation paid to Chembio Diagnostics, Inc.’s named executive officers for the three years ended December 31, 2004, 2003 and 2002:

		Annual Comp	Long-Term Compensation Awards—Securities Underlying
Name and Position	Year	Salary	Stock Options
Lawrence A. Siebert, President, CEO, Chairman of Board of Chembio Diagnostic Systems Inc. (1)	2004 2003 2002	$ 182,789 103,846 63,000	160,000 — —
Avi Pelossof, Vice President of Chembio Diagnostic Systems, Inc. (2)	2004 2003 2002	154,635 83,077 80,500	250,000 — —
Javan Esfandiari, Vice President of Chembio Diagnostic Systems, Inc. (3)	2004 2003 2002	129,323 88,269 83,224	110,000 — —
Rick Bruce, Vice President of Chembio Diagnostic Systems Inc. (4)	2004 2003 2002	114,286 110,326 106,240	35,000 — —
Konstantin Lyashchenko, Research Director of Chembio Diagnostic Systems, Inc.(5)	2004 2003 2002	106,365 77,885 75,500	2,500 — —
Mark L. Baum, President, Secretary and Director of Chembio Diagnostics, Inc. (6)	2004 2003 2002	40,000 — —	— — —

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

The following table sets forth certain information regarding stock options granted to the named executive officers as of December 31, 2004.

	Individual Grants
Name	Number of Securities Underlying Options/SARs Granted (#)	Percentage of Total Options/ SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Lawrence A. Siebert	50,000	6.75%	1.20	5/27/11
Lawrence A. Siebert	50,000	6.75%	1.50	5/27/11
Lawrence A. Siebert	50,000	6.75%	0.75	5/04/11
Lawrence A. Siebert	10,000	1.35%	1.00	5/04/11
Avi Pelossof	100,000	13.51%	0.60	5/27/11
Avi Pelossof	50,000	6.75%	0.90	5/27/11
Avi Pelossof	50,000	6.75%	1.35	5/27/11
Avi Pelossof	40,000	5.40%	0.75	5/04/11
Avi Pelossof	10,000	1.35%	1.00	5/04/11
Javan Esfandiari	25,000	3.38%	0.90	5/27/11
Javan Esfandiari	25,000	3.38%	1.20	5/27/11
Javan Esfandiari	25,000	3.38%	1.50	5/27/11
Javan Esfandiari	30,000	4.05%	0.75	5/04/11
Javan Esfandiari	5,000	0.68%	1.00	5/04/11
Richard Bruce	20,000	2.70%	0.588	5/04/11
Richard Bruce	10,000	1.35%	0.75	5/04/11
Richard Bruce	5,000	0.68%	1.00	5/04/11
Konstantin Lyashchenko	2,500	0.34%	1.00	5/04/11

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

Director Compensation

Please see "Certain Relationships and Related Transactions" for a discussion of Mr. Baum's employment agreement and warrants.  All independent directors are paid an annual retainer of $18,000, paid semi-annually and 36,000 stock options, with an exercise price equal to the market price on the date of the grant.  One-third of each independent director's stock options are exercisable on the date of grant, one-third become exercisable on the first anniversary of the date of grant, and one-third become exercisable on the second anniversary of the date of grant.  In addition, the independent directors are paid $1,000 in cash for each meeting of the Board of Directors attended, and paid $500 in cash for each telephonic Board of Directors meeting.  Additionally, the independent directors who are members of a committee of the Board of Directors are paid $500 in cash for each committee meeting attended, or $750 in cash for each committee meeting attended if that independent director is the committee chairman.

ITEM 13.

EXHIBITS

Number	Description
2.1(2)	Agreement and Plan of Merger dated as March 3, 2004 (the “Merger Agreement”), by and among the Registrant, New Trading Solutions, Inc. (“Merger Sub”) and Chembio Diagnostic Systems Inc.
2.2(1)	Amendment No. 1 to the Merger Agreement dated as May 1, 2004, by and among the Registrant, Merger Sub and Chembio Diagnostic Systems Inc.
3.1*	Articles of Incorporation, as amended.
3.2(2)	Bylaws.
3.3(1)	Amendment No. 1 to Bylaws dated May 3, 2004.
4.2(1)	Certificate of Designation of the Relative Rights and Preferences of the series A convertible preferred stock of the Registrant.
4.3(1)	Registration Rights Agreement, dated as of May 5, 2004, by and among the Registrant and the Purchasers listed therein.
4.4(1)	Lock-Up Agreement, dated as of May 5, 2004, by and among the Registrant and the shareholders of the Registrant listed therein.
4.5(1)	Form of Common Stock Warrant issued pursuant to the Stock and Warrant Purchase Agreement.
4.6(1)	Form of $.90 Warrant issued to Mark L. Baum pursuant to the Consulting Agreement dated as of May 5, 2004 between the Registrant and Mark L. Baum.
4.7(1)	Form of $.60 Warrant issued to Mark L. Baum pursuant to the Consulting Agreement dated as of May 5, 2004 between the Registrant and Mark L. Baum.
4.8(4)	Form of Warrant issued to Placement Agents pursuant to the Series A Convertible Stock Private Placement
4.9(5)	Certificate of Designation of Preferences, Rights, and Limitations of Series B 9% Convertible Preferred Stock of the Registrant.
4.10(5)	Form of Common Stock Warrant issued to Midtown Partners & Co., LLC
4.11(5)	Form of Common Stock Warrant issued pursuant to the Securities Purchase Agreement.
4.12(5)	Registration Rights Agreement, dated as of January 26, 2005, by and among the Registrant and the purchasers listed therein.
10.1(1)	Employment Agreement between the Registrant and Mark L. Baum dated as of May 5, 2004.
10.2(3)	Employment Agreement between the Registrant and Lawrence A. Siebert dated as of May 5, 2004.
10.3	Employment Agreement between the Registrant and with Avi Pelossof dated as of May 5, 2004.
10.4(3)	Employment Agreement between the Registrant and with Javan Esfandiari dated as of May 5, 2004.
10.5(1)

Series A Convertible Preferred Stock and Warrant Purchase Agreement (the “Stock and Warrant Purchase Agreement”), dated as of May 5, 2004, by and among the Registrant and the purchasers listed therein.

10.6(3)	License and Supply Agreement dated as of August 30, 2002 by and between Chembio Diagnostic Systems Inc. and Adaltis Inc.
10.8(4)	Contract for Transfer of Technology and Materials with Bio-Manguinhos.
10.9(6)	Agreement with Abbott Laboratories.
10.10(5)	Securities Purchase Agreement (the “Securities Purchase Agreement”), dated as of January 26, 2005, by and among the Registrant and the purchasers listed therein.
10.11(6)	Amendment No. 1 to Securities Purchase Agreement, dated as of January 28, 2005 by and among the Registrant and the purchasers listed therein.
10.12(6)	Equity Exchange Agreement, dated as of January 28, 2005, by and between the Registrant and Kurzman Partners, LP.

Number	Description
10.13*	1999 Stock Option Plan.
21(6)	List of Subsidiaries.
23.1*	Consent of Lazar, Levine & Felix LLP, Independent Accountants.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*

Previously filed with the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004, filed with the Commission on March 31, 2005.

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

Date:  May 20, 2005

By  /s/ Lawrence A. Siebert

Lawrence A. Siebert

President, Chief Executive Officer and

Chairman of the Board