Form 10QSB
period 2005-06-30
CHEMBIO DIAGNOSTICS, INC.
filed 2005-08-12
CIK 1092662

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 - QSB
_______________________________

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005.

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
Yes ____ No   X

As of August 4, 2005, the Registrant had 8,148,570 shares outstanding of its $.01 par value common stock.

Quarterly Report on FORM 10-QSB For The Period Ended

June 30, 2005

Chembio Diagnostics, Inc.

PART I
Item 1. FINANCIAL STATEMENTS
CHEMBIO DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF:
- ASSETS -
	June 30, 2005	December 31, 2004
	(Unaudited)
CURRENT ASSETS:
Cash	$2,657,007	$34,837
Restricted Cash	-	250,000
Accounts receivable, net of allowance for doubtful accounts of $14,046 and $16,367 for June 30, 2005 and December 31, 2004, respectively	285,027	165,056
Inventories	564,183	538,647
Prepaid expenses and other current assets	205,716	222,520
TOTAL CURRENT ASSETS	3,711,933	1,211,060

FIXED ASSETS, net of accumulated depreciation of $499,585 and $460,720 for June 30, 2005 and December 31, 2004, respectively	389,182	188,399

OTHER ASSETS:
Deposits and other assets	111,533	26,990

	$4,212,648	$1,426,449

- LIABILITIES AND STOCKHOLDERS’ EQUITY-
CURRENT LIABILITIES:
Working capital loan	$-	$45,000
Accounts payable and accrued liabilities	815,549	1,102,428
Current accrued interest payable	120,000	120,000
Current portion of obligations under capital leases	41,688	51,029
Accrued contingency	28,217	60,264
Payable to related parties	214,906	284,475
TOTAL CURRENT LIABILITIES	1,220,360	1,663,196

OTHER LIABILITIES:
Obligations under capital leases - net of current portion	55,511	74,267
Accrued interest, net of current portion	153,160	212,950
TOTAL LIABILITIES	1,429,031	1,950,413

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK -Series A 8% Convertible - $.01 par value; 10,000,000 shares authorized: 162.37241 shares issued and outstanding as of December 31, 2004. Liquidation preference $4,929,286.	-	2,427,030

STOCKHOLDERS’ EQUITY
Preferred Stock - 10,000,000 shares authorized:
Series A 8% Convertible - $.01 par value: 159.28688 shares issued and outstanding as of June 30, 2005. Liquidation preference $4,839,837	2,638,071	-
Series B 9% Convertible - $.01 par value: 99.25 shares issued and outstanding as of June 30, 2005. Liquidation preference-$5,165,993	2,972,534	-
Common stock - $.01 par value; 100,000,000 shares authorized 8,026,286 and 6,907,143 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	80,263	69,071
Additional paid-in capital	13,780,222	9,079,341
Accumulated deficit	(16,687,473)	(12,099,406)
TOTAL STOCKHOLDERS’ EQUITY	2,783,617	(2,950,994)

	$4,212,648	$1,426,449
See notes accompanying the financial statements.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIODS ENDED:
(UNAUDITED)
	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
REVENUES:
Net sales	$814,307	$746,954	$1,160,432	$1,236,595
License revenue	-	-	250,000	-
Research grants and development income	91,382	248,121	227,142	343,782
TOTAL REVENUES	905,689	995,075	1,637,574	1,580,377

Cost of sales	636,380	673,616	1,100,930	1,139,018

GROSS PROFIT	269,309	321,459	536,644	441,359

OVERHEAD COSTS:
Research and development expenses	426,782	377,473	761,532	515,801
Selling, general and administrative expenses	729,435	773,624	1,285, 495	1,129,298
	1,156,217	1,151,097	2,047,027	1,645,099
(LOSS) FROM OPERATIONS	(886,908)	(829,638)	(1,510,383)	(1,203,740)

OTHER INCOME (EXPENSES):
Interest income	15,613	2,601	25,081	2,697
Interest (expense)	(4,247)	(99,680)	(10,225)	(155,518)
Other	400	209,372	400	209,372

(LOSS) BEFORE INCOME TAXES	(875,142)	(717,345)	(1,495,127)	(1,147,189)

Income taxes	-	-	-	-

NET LOSS	(875,142)	(717,345)	(1,495,127)	(1,147,189)

Dividends payable to preferred stockholders in shares	212,061	56,810	394,239	56,810
Dividend accreted to preferred stock for associated costs and a beneficial conversion feature	-	261,266	2,698,701	261,266

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1, 087,203)	$(1,035,421)	$(4,588,067)	$(1,465,265)

Basic and diluted (loss) per share	$(0.15)	$(0.18)	$(0.64)	$(0.27)

Weighted number of shares outstanding, basic and diluted	7,413,129	5,881,972	7,180,780	5,419,656

See notes accompanying the financial statements.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2005 UNAUDITED

	Preferred A Stock		Preferred B Stock		Common Stock		Additional paid in capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2004	-	$-	-	$-	6,907,143	$69,071	$9,079,341	$(12,099,406)	$(2,950,994)

Adjustment to reflect reclassification of Preferred A Stock	162.37241	2,427,030	-	-	-	-	-	-	2,427,030

Preferred stock issued:
For cash	-	-	100.95	5,047,500	-	-	(321,639)	-	4,725,861
For services	-	-	4.98	249,000	-	-	(249,000)	-	-
Exchange from series A to series B	(0.66666)	(11,600)	0.40	20,000	-	-	(8,400)	-	-
Allocate fair value to warrants	-	-	-	(2,349,893)	-	-	2,349,893	-	-
Allocate value for beneficial conversion	-	-	-	(2,437,035)	-	-	2,437,035	-	-
Accretion of preferred dividend	-	190,746	-	203,493	-	-	-	(394,239)	-
Accretion of beneficial conversion	-	261,666	-	2,437,035	-	-	-	(2,698,701)	-

Common stock issued
Common converted from Preferred	(2.41887)	(42,088)	(7.08)	(197,566)	701,370	7,014	232,640	-	-
For services	-	-	-	-	70,000	700	41,800	-	42,500
Payment of dividend on preferred A (includes cash payments for partial shares)	-	(187,683)	-	-	312,773	3,128	184,551	-	(4)

Warrants and options:
Issued for services	-	-	-	-	-	-	75,083	-	75,083
Exercised	-	-	-	-	35,000	350	24,850	-	25,200
Continuing valuation / cancellations	-	-	-	-	-	-	(65,932)	-	(65,932)

Net loss for the six months ended June 30, 2005	-	-	-	-	-	-	-	(1,495,127)	(1,495,127)

Balance at June 30, 2005	159.28688	$2,638,071	99.25	$2,972,534	8,026,286	$80,263	$13,780,222	$(16,687,473)	$2,783,617

See notes accompanying the financial statements.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIODS ENDED:
(UNAUDITED)
	Six months ended
	June 30, 2005	June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,495,127)	$(1,147,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,865	74,556
Provision for doubtful accounts	(2,321)	9,118
Increase in accrued interest	-	72,760
Warrants issued to existing debt holders, prior to the merger, recorded as interest expense	-	60,650
Stock issued as compensation	-	304,229
Stock issued as payment for fees	-	37,391
Options issued as compensation	-	969
Options issued as payment for fees	-	27,688
Changes in:
Accounts receivable	(117,650)	(25,477)
Restricted cash	250,000	-
Inventories	(25,536)	(119,337)
Prepaid expenses and other current assets	16,532	(30,182)
Other assets and deposits	(84,543)	31,880
Accounts payable and accrued expenses	(234,956)	(458,823)
Grant and other current liabilities	-	(12,648)
Payable to related parties	(69,569)	-
Accrued contingency	(32,047)	-
Net cash used in operating activities	(1,756,352)	(1,174,415)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(239,648)	(47,337)
Net cash used in investing activities	(239,648)	(47,337)

CASH FLOWS FROM FINANCING ACTIVITIES:
Changes in obligations to bank	-	(67,434)
Payment of capital lease obligation	(28,097)	(29,887)
Payment of accrued interest	(59,790)	-
Proceeds from working capital loan	161,917	-
Payment of working capital loan	(206,917)	-
Proceeds from bridge loan and converted interest, net of the cost of financing of $83,770	-	926,035
Exercise of warrants	25,196	-
Sale of Series A Preferred Stock, net of the cost of financing of $335,086	-	1,864,914
Sale of Series B Preferred Stock and associated warrants, net of cash cost of financing of $321,639	4,725,861	-
Net cash provided by financing activities	4,618,170	2,693,628

NET INCREASE IN CASH	2,622,170	1,471,876
Cash - beginning of the period	34,837	-

CASH - end of the period	$2,657,007	$1,471,876

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$68,465	$1,976
Supplemental disclosures for non-cash investing and financing activities:
Stock issued as payment for financing fees	$-	$39,400
Options issued as payment for consulting services	-	108,564
Warrants issued for Chembio Diagnostic Systems, Inc. for shareholder consent	-	144,643
Warrants issued as payment for financing fees	364,268	337,973
Bridge debt and converted interest into Common Stock	-	330,698
Bridge debt and converted interest into Series A Preferred Stock	-	679,107
Long term debt converted to Preferred Series A Preferred Stock	-	1,332,292
Preferred B issued as payment for financing fees	249,000	-
Preferred A and associated warrants exchanged for Preferred B and associated warrants	20,000	-
Accreted dividend to preferred stock	3,092,940	261,266
Stock issued as payment of Series A dividend	187,679	-
See notes accompanying the financial statements.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED STATEMENTS
UNAUDITED

NOTE 1—DESCRIPTION OF BUSINESS:

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

On May 5, 2004, Chembio Diagnostics, Inc. issued 4,000,000 shares of its Common Stock to acquire all the outstanding Common Stock of CDS and assumed all outstanding options and warrants of CDS. For financial reporting purposes, the acquisition has been treated as a recapitalization of Chembio Diagnostics, Inc. with CDS, as the acquirer. CDS is a wholly owned subsidiary of the Company.

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

SERIES B FINANCING:

On January 28, 2005 the Company completed a private placement of 9% Series B Convertible Preferred Stock and associated warrants for $5,047,500. The purchase price per unit (one share plus associated warrants) was $50,000 and a total of 100.95 shares and warrants to purchase 7,860,846 shares of Common Stock were issued in the transaction. In addition one Series A Preferred stockholder exercised its right to exchange $20,000 worth of Series A 8 % Preferred Stock and associated warrants for .40 shares of 9% Series B Preferred Stock and warrants to purchase 31,146 shares of Common Stock.

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

PLAN OF OPERATIONS:

We anticipate that the funds from the Series B Offering will be enough to fund our needs at least through the third quarter of 2005. We anticipate this based upon our current operating budget which assumes significant new expenditures this year that are intended to help us increase revenues and cash flow, and to achieve a variety of other corporate objectives that are aimed to increase shareholder value. The Company is considering alternatives to provide for its capital requirements for late 2005 and beyond. There are no assurances that it will be successful in raising sufficient capital; also, we may have to curtail certain of the new expenditures.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED STATEMENTS
UNAUDITED

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation:
In the opinion of management, the accompanying unaudited Consolidated Financial Statements include all adjustments (consisting of normal recurring accruals or adjustments only) necessary to present fairly the financial position at June 30, 2005, and the results of operations and the cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be achieved in any future interim period or for the entire year.

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

Preferred Stock:

Both the Series A and Series B Preferred Stock contained provisions whereby, under certain conditions outside of the control of management, the holders could have required redemption; accordingly, they were initially classified outside of permanent equity. At June 30, 2005, such conditions no longer exist; accordingly, the Series A and Series B Preferred have been reclassified to permanent equity at June 30, 2005.

Inventory:

Inventory consists of the following at:

	June 30, 2005	December 31, 2004
Raw Materials	$303,851	$289,204
Work in Process	112,545	156,063
Finished Goods	147,787	93,380
	$564,183	$538,647

Earnings Per Share:

The following weighted average shares were used for the computation of basic and diluted earnings per share:
	For the three months ended		For the six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Basic	7,413,129	5,881,972	7,180,780	5,419,656

Diluted	7,413,129	5,881,972	7,180,780	5,419,656

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution from the exercise or conversion of other securities into Common Stock, but only if dilutive. Diluted loss per share for the three and six months ended June 30, 2005 and June 30, 2004 is the same as basic loss per share, since the effects of the calculation were anti-dilutive due to the fact that the Company incurred losses for all periods presented. The following securities, presented on a common share equivalent basis, have been excluded from the per share computations:

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED STATEMENTS
UNAUDITED

	For the three months ended		For the six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Stock Options	1,401,125	1,304,000	1,401,125	1,304,000
Warrants	21,363,966	11,569,803	21,363,966	11,569,803
Preferred Stock	16,100,290	7,578,985	16,100,290	7,578,985

Employee Stock Option Plan:

As part of the merger (see note 1), the Company adopted the 1999 Stock Option Plan (the “Plan”) of CDS covering 1,500,000 shares of common stock. Under the terms of this plan, the compensation committee of the Company’s board is authorized to grant incentive options to key employees and to grant non-qualified options to key employees and key individuals. The options become exercisable at such times and under such conditions as determined by the compensation committee. The Plan was amended at the Company’s annual stockholder meeting on June 17, 2005. The number of options under the Plan was increased to cover 3,000,000 shares of common stock. It was also amended to allow independent directors to be eligible for grants under the portion of the Plan concerning non-qualified options.

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations to account for the options issued to employees and or directors using the intrinsic value method. Had compensation cost for the options been determined using the fair value based method, as defined in Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company’s net (loss) and (loss) per share would have been adjusted to the pro forma amounts indicated below. The Company adopted Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123” requiring interim period disclosure for the years ending after December 15, 2002. The effect of the fair value method allowed under SFAS 123 is shown below.

	For the three months ended		For the six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net (loss) attributable to common stockholders, as reported	$(1,087,203)	$(1,035,421)	$(4, 588,607)	$(1,465,265)
Add: Stock-based compensation included in reported net loss	-	969	-	969
Deduct: Total stock based compensation expense determined under the fair value based method for all awards (net of tax effect)	(53,008)	(453,320)	(86,549)	(453,320)
Pro forma net (loss) attributable to common stockholders	$(1,140,211)	$(1,487,772)	$(4,675,156)	$(1,917,616)
Net (loss) per share:
Basic and diluted (loss) per share - as reported	$(0.15)	$(0.18)	$(0.64)	$(0.27)
Basic and diluted (loss) per share - pro forma	$(0.15)	$(0.25)	$(0.65)	$(0.35)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:
w For the three and six months ended June 30, 2005: expected volatility of 95.56%; risk-free interest rate of 3.67% to 3.76%; and expected lives of 3 to 7 years.
w For the three and six months ended June 30, 2004: expected volatility of 82.6%; risk-free interest rate of 3.31%; and expected lives of 4 to 7 years.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED STATEMENTS
UNAUDITED

The effects of applying SFAS 123 in the above pro forma disclosures are not indicative of future amounts since future amounts will be affected by the number of grants awarded and additional awards are generally expected to be made at varying prices.

In December 2004, the FASB issued a revision of SFAS No. 123 "Share-Based Payment" 123(R). The statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The statement does not change the accounting guidance for share-based payments with parties other than employees.

The statement requires a public entity to measure the cost of employee service received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). A public entity will initially measure the cost of employee services received in exchange for an award based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation over that period.

The grant-date for fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of these instruments. The Company will be required to comply with this pronouncement beginning January 1, 2006.

Stock incentive plan activity is summarized as follows:

	Number of shares	Weighted Average Exercise Price
Options outstanding at December 31, 2004	1,105,000	$1.55
Granted	396,500	0.80
Canceled	(225,000)	1.99
Exercised	-	-
Options outstanding at June 30, 2005	1,276,500	$1.24

NOTE 3—GEOGRAPHIC INFORMATION:

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

The Company believes that it operates in a single business segment. Net sales by geographic area are as follows:

	For the three months ended		For the six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
AFRICA	$176,641	$24,352	$217,711	$34,246
ASIA	48,688	77,677	76,088	110,733
AUSTRALIA	1,455	4,590	13,078	16,328
EUROPE	20,385	54,509	54,843	77,085
MIDDLE EAST	12,510	29,155	97,316	62,771
NORTH AMERICA	160,467	302,013	235,680	476,617
SOUTH AMERICA	394,161	254,658	465,716	458,815
	$814,307	$746,954	$1,160,432	$1,236,595

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED STATEMENTS
UNAUDITED

NOTE 4—ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

The following tables detail the component parts of accounts payable and accrued liabilities:
	as of
	June 30, 2005	December 31, 2004
Accounts Payable - Suppliers	$405,990	$453,839
Accrued Payroll	59,592	49,888
Accrued Commissions and Royalties	164,908	383,630
Accrued Payroll and other taxes	-	30,540
Accrued Legal and Accounting	22,268	81,005
Accrued Expenses - other	162,791	103,526
TOTAL	$815,549	$1,102,428

NOTE 5—LONG-TERM DEBT AND WORKING CAPITAL LINE OF CREDIT:

At December 31, 2004, the Company had a $250,000 line of credit with a bank collateralized by a certificate of deposit in an equivalent amount with that bank.

As part of the requirements of the Series B Offering (see note 1) this line of credit was repaid and closed in February of 2005 and the collateral was released.

NOTE 6—STOCKHOLDERS’ EQUITY:

(a)   Common Stock

During the three month periods ended June 30, 2005 and March 31, 2005 the Company issued 50,000 and 20,000 shares of its Common Stock, respectively, to consultants as compensation. One consultant received 20,000 shares in the first quarter which were valued at $0.75 per share and were expensed over the three month life of the contract. The other consultants received an aggregate of 50,000 shares in the second quarter which were valued at $.55 per share and are being expensed over the lives of their respective contracts.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED STATEMENTS
UNAUDITED

For the three months ended June 30, 2005 there were no conversions of Series A Preferred Stock.

Series A shareholders converted 2.41887 shares into 120,943 shares of Common Stock in the six months ended June 30, 2005.

Series B shareholders converted 7.08 shares into 580,427 shares of Common Stock in the three months ended June 30, 2005.

During the quarter ended June 30, 2005 warrants were exercised to purchase 35,000 shares of Common Stock. The price received was $25,200.

On May 14, 2005 the Company issued 312,773 shares of its Common Stock as payment of dividends on its series A preferred stock.

(b)   Warrants

In association with the series B offering, warrants to purchase 8,280,550 shares of Common Stock were issued. These warrants were assigned a value of $2,349,893.

Warrants were issued in January 2005 to placement agents in connection with the Series B Preferred Stock financing to purchase a total of 737,712 shares of Common Stock at an exercise price of $0.80. The fair values of these warrants are $364,268. The effect of this transaction was reflected in Additional Paid in Capital.

Warrants to purchase 35,000 shares of Common stock were exercised in the three months ended June 30, 2005 at an exercise price of $0.72 per share for a total of $25,200.

On March 18, 2005, the Company’s Board of Directors approved the re-pricing of existing warrants to purchase 425,000 shares of Common Stock held by a former Director. The exercise price was changed from $0.90 per share to $0.75 per share. The Company is accounting for these warrants as variable from the date of the modification to the date the award is exercised, is forfeited, or expires unexercised. At June 30, 2005 the stock price was less than the exercise price; therefore there was no intrinsic value.

In May of 2005 warrants to purchase 100,000 shares of Common Stock were issued to a consultant as payment for services at exercise prices from $1.20 to $1.60 per share. The value ($23,120) of these warrants was calculated on a fair value basis and is being amortized over the life of the contract. These warrants will continue to be revalued until the services are completed.

In August 2005, subsequent to the balance sheet date, the Company issued warrants to purchase 94,650 shares of common stock to a distributor as payment for commissions of $73,617 accrued at June 30, 2005. The value ($51,963) of these warrants was calculated on a fair value basis. The Company recorded this transaction as of June 30, 2005.

(c)   SERIES A 8% CONVERTIBLE Preferred Stock:

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

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED STATEMENTS
UNAUDITED
Conversion: Series A preferred stock is convertible, at the option of the holders, into shares of Common Stock at a conversion price of $0.60 per share. Based on its original purchase price of $30,000 per share, each share of Series A Preferred Stock is convertible into 50,000 shares of Common Stock.

Redemption: The Series A Preferred Stock is not currently redeemable and there is no certainty that it will become redeemable; accordingly, no accretion is being made to bring the value up to its redemption value (The liquidation preference is $30,000 per share plus accrued and unpaid dividends, presently $384.07 per share, an aggregate for all such shares of $4,839,837). Accrued but unpaid dividends of $61,177 are included in the preferred stock carrying value as at June 30, 2005.

As per EITF 00-27 “Application of Issue 98-5 to Certain Convertible Instruments” the Company evaluated the series A preferred stock transaction and found that there was an associated beneficial conversion feature totaling $1,635,416; the preferred stock was further discounted by this amount. The beneficial conversion amount was then accreted back to the preferred stock in accordance with the conversion provision which allowed for 20% to be converted immediately and 100% after the earlier of ten months from the merger or 6 months after the registration statement registering the underlying common shares was effective. The total amount accreted back to the preferred and charged to dividends was $261,666. Likewise, costs associated with the offering were charged to dividends over the same period. This amount totaled $62,728 for the six month period ended June 30, 2005.

(d)   SERIES B 9% CONVERTIBLE Preferred Stock:

The Series B Preferred Stock was issued at a face value of $50,000 per share and came with detachable warrants. The recorded amount of the preferred shares was calculated using a fair value allocation between the preferred shares and detachable warrants. Some key features of the Series B Preferred Stock (see note 1) are as follows:

Dividends: The 9% Series B Preferred Stock accrues dividends at 9% per annum, payable semi-annually. Dividends are payable in either Series B Preferred Stock (plus associated warrants) or cash. The majority investor in the Series B financing has the option as it pertains to their dividend payment to choose cash or preferred shares. The Company has the option to choose cash or preferred shares as to the balance of the dividends.

Conversion: The Series B Preferred Stock is convertible, at the option of the holders, into shares of Common Stock at a conversion price of $.61 per share. Based on the original purchase price of $50,000 per share, each share of Series B Stock is convertible into 81,968 shares of Common.

Redemption: The holders have the right, under certain conditions, to require redemption of all or a portion of such holder’s shares of Series B Preferred Stock. The series B preferred is not currently redeemable and there is no certainty that it will become redeemable; accordingly, no accretion is being made to bring the value up to its redemption value (The liquidation preference is $50,000 per share plus accrued and unpaid dividends, presently $2,050.31 per share, an aggregate for all such shares of $5,165,993). Accrued but unpaid dividends of $203,493 are included in the preferred stock carrying value as at June 30, 2005.

As per EITF 00-27 “Application of Issue 98-5 to Certain Convertible Instruments” the Company evaluated the series B preferred stock transactions and found that there was an associated beneficial conversion feature totaling $2,437,035; the preferred stock was further discounted by this amount. The beneficial conversion amount was then accreted back to the preferred stock in accordance with the conversion provision which allowed for 100% to be converted immediately.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED STATEMENTS
UNAUDITED
NOTE 7—COMMITMENTS AND CONTINGENCIES:

Economic Dependency:
The Company had sales to one customer in excess of 10% of total sales in the three months ended June 30, 2005. Sales to this customer aggregated $352,500.

The Company had sales to two customers in excess of 10% of total sales in the three months ended June 30, 2004. Sales to these customers were $241,156 and $140,218, respectively.

The Company had sales to two customers in excess of 10% of total sales in the six months ended June 30, 2005. Sales to these customers were $352,500 and $118,294, respectively.

The Company had sales to two customers in excess of 10% of total sales in the six months ended June 30, 2004. Sales to these customers were $361,156 and $167,797, respectively.

The Company had no purchases from any vendor in excess of 10% of total purchases for the three months or six months ended June 30, 2005 and June 30, 2004.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared as set forth in Note 2 in the Notes to Consolidated Statements. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, reported amounts of revenue and expenses during the reporting period, and disclosure of any contingent liabilities at the financial statement date. On an on-going basis we review our estimates and assumptions. Our estimates were based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations.

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

OVERVIEW

The Company, through its wholly owned subsidiary, Chembio Diagnostic Systems, Inc. (“CDS”), develops, manufactures, and markets rapid point of care medical diagnostic tests. These tests are sold in the U.S. and/or internationally to medical laboratories and hospitals, governmental and public health entities, non-governmental organizations, medical professionals and retail establishments. The products are made under the label of CDS or the private labels of its distributors or their customers. The products aid in the diagnosis of infectious diseases and other conditions in humans and animals

Critical Accounting Policies and Estimates

We believe that there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates. These significant accounting policies relate to revenue recognition, research and development costs, valuation of inventory, valuation of long-lived assets and income taxes. For a summary of our significant accounting policies (which have not changed from December 31, 2004), see our annual report on Form 10-KSB for the period ended December 31, 2004 filed March 31, 2005.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 AS COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2004

Revenues are comprised of $814,307 in net sales and $91,382 in grants and development income for the three months ended June 30, 2005 as compared with $746,954 in net sales and $248,121 in grant and development income for the three months ended June 30, 2004. The increase in sales is attributable to increased sales of our HIV product of $215,101, decreased sales of our pregnancy test kit of $145,760, a product line which the Company is deemphasizing, and decreases in other product sales of $1,988. The decrease in grant and development income of $156,739 was due to grants and development income received in the second quarter of 2004 that did not recur in 2005. A substantial portion of the grant-related income in the second quarter of 2005 is expected not to recur beyond the third quarter of 2005.

 Cost of goods sold for the three months ended June 30, 2005 was $636,380, or 78.2% of net sales, as compared to $673,616, or 90.2% of net sales, for the three months ended June 30, 2004. The increase in gross margin percentage is primarily attributable to the increased sales for our HIV products, which were at a higher margin than our other product lines. We anticipate that we will receive significant orders of our HIV and Chagas disease rapid test products over the next two quarters which, if realized, should generate substantially increased gross margins for the balance of 2005.

Research and development expenses for the three months ended June 30, 2005 were $426,782 compared with $377,473 for the three months ended June 30, 2004. Included in this category are expenses for Clinical & Regulatory Affairs which totaled $170,376 for the three months ended June 30, 2005, a decrease of $46,194 compared to the three months ended June 30, 2004. This category includes costs incurred for regulatory approvals, clinical studies, product evaluations and registrations. We had a decrease in our clinical trial costs of almost $100,000 which was partially offset by the added costs of $38,000 for a VP of Regulatory Affairs who commenced employment in July of 2004. We expect costs in this category to continue in the third quarter of 2005 and be reduced in the fourth quarter of 2005. Increased salaries and wages and related costs of the R&D group of $34,000, increased travel and entertainment of $26,000, grant payments to Stony Brook University of $20,000 and recruitment charges of $10,500 to hire additional staff has contributed to the increase in R&D expenses.

The status of each of our major research and development projects is as follows:

Project	New Generation Rapid Tests Based Upon Patent Pending Platform
Current status
We have done an extensive amount of preliminary laboratory work on prototypes of a our new patent pending lateral flow rapid test platform with a new generation rapid HIV test using our current reagents as the initial application. This preliminary work has confirmed the advantages of this new platform in terms of sensitivity to weak and early sero-conversion samples. We also believe that this platform may provide us the level of sensitivity that we will need in order to complete development of our human TB rapid test which we could not achieve sensitivity with based upon the existing platform. Based upon additional work planned on this project over the balance of this year and input from our marketing department we will determine which of these or other applications to focus on for this new platform.

Nature, timing and estimated costs of the efforts necessary to complete	Will depend on decisions regarding applications and other features to be incorporated into this platform, and as such cannot be anticipated at this time
Anticipated completion date	It is not known at this time whether or how long it will take to develop the product or obtain regulatory approvals in the US, Europe, Japan and other potential markets.
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

Project	Rapid Test for Mad Cow Disease
Anticipated completion date	This project has been suspended indefinitely

Project	Rapid Test for the detection of antibodies to active pulmonary tuberculosis in non-human primate whole blood samples
Current status	Product validation completed.
Nature, timing and estimated costs of the efforts necessary to complete
We submitted the initial documentation required to commence our application to the United States Department of Agriculture (USDA) for the approval of the product and of our facility where it will be manufactured. We have continued to work with our collaborators in order to complete our clinical trial protocol and are developing a marketing plan for this product.

Anticipated completion date	We anticipate that we could have USDA approval by the first quarter of 2006.
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

Selling, general and administrative expense decreased $44,189 to $729,435 in the three months ended June 30, 2005 compared with the same period in 2004. This decrease was attributable to over $240,000 related to officer’s salary in the 2004 period resulting from the value of stock issued at the time of the merger to a former officer, which was partially offset by increases in office salary of $31,000, sales and marketing salary increases of $39,000, commissions and royalty expenses of $49,500, trade shows of $10,000, investor relations of $37,000, consulting costs associated with 404 compliance (Sarbanes-Oxley) of $17,000, insurance coverage for directors and officers of $8,000 and other expenses aggregating $4,500.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AS COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2004

Revenues are comprised of $1,160,432 in net sales, $250,000 in license revenue and $227,142 in grants and development income for the six months ended June 30, 2005 as compared with $1,236,595 in net sales, no license revenue and $343,782 in grant and development income for the six months ended June 30, 2004. The decrease in sales is attributable to decreased sales of our pregnancy test kit of $213,456 which was partially offset by increased sales of our HIV product of $129,080 and increases in other product sales aggregating $8,213. The increase in license revenue was $250,000 and is due to a technology transfer agreement. The Company does not expect that this revenue will continue in the future. The decrease in grant and development income was $116,640 and was due to grants received in the first half of 2004 that weren’t awarded or earned in 2005. A substantial portion of the grant-related income is expected to recur until the third quarter of 2005.

Selling, general and administrative expense decreased $44,189 to $729,435 in the three months ended June 30, 2005 compared with the same period in 2004. This decrease was attributable to over $240,000 related to officer’s salary in the 2004 period resulting from the value of stock issued at the time of the merger to a former officer, which was partially offset by increases in office salary of $31,000, sales and marketing salary increases of $39,000, commissions and royalty expenses of $49,500, trade shows of $10,000, investor relations of $37,000, consulting costs associated with 404 compliance (Sarbanes-Oxley) of $17,000, insurance coverage for directors and officers of $8,000 and other expenses aggregating $4,500.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AS COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2004

Revenues are comprised of $1,160,432 in net sales, $250,000 in license revenue and $227,142 in grants and development income for the six months ended June 30, 2005 as compared with $1,236,595 in net sales, no license revenue and $343,782 in grant and development income for the six months ended June 30, 2004. The decrease in sales is attributable to decreased sales of our pregnancy test kit of $213,456 which was partially offset by increased sales of our HIV product of $129,080 and increases in other product sales aggregating $8,213. The increase in license revenue was $250,000 and is due to a technology transfer agreement. The Company does not expect that this revenue will continue in the future. The decrease in grant and development income was $116,640 and was due to grants received in the first half of 2004 that weren’t awarded or earned in 2005. A substantial portion of the grant-related income is expected to recur until the third quarter of 2005.

Cost of goods sold for the six months ended June 30, 2005 was $1,100,930, or 94.9% of net sales, as compared to $1,139,018, or 92.1% of net sales, for the six months ended June 30, 2004. The decrease in gross margin is primarily attributable to underutilization of manufacturing capacity as sales volume for the first quarter decreased. We also had increased costs due to the creation of separate quality assurance and quality control departments and the hiring of a new manager to head up the quality assurance department. We anticipate that we will receive significant orders of our HIV and Chagas Disease rapid test products over the next two quarters which should generate substantially increased gross margins for the balance of 2005.

Research and development expenses for the six months ended June 30, 2005 were $761,532 compared with $515,801 for the six months ended June 30, 2004. Expenses for Clinical & Regulatory Affairs, totaled $309,143 for the six months ended June 30, 2005, an increase of $79,508 over the six months ended June 30, 2004, and accounted for most of this increase. This category includes costs incurred for regulatory approvals, clinical studies, product evaluations and registrations as well as $82,000 due salary and related cost of a Vice-President of Regulatory Affairs which was partially offset by a reduction of $21,000 in outside regulatory consultants. These costs are expected to continue in the 3rd quarter of 2005, when the HIV rapid test applications and review will be completed. Increased salaries and wages and related costs for the R&D group of $74,000, increased travel and entertainment of $41,000, grant payments to Stony Brook University of $35,000 and recruitment charges to hire additional staff of $11,500 has contributed to the increase in R&D expenses.

Selling, general and administrative expense increased $156,197 to $1,285,495 in the six months ended June 30, 2005 compared with the same period in 2004. This increase was attributable to $54,000 in office salaries, $7,000 in increased sales and marketing salaries, $39,000 for increased marketing consultant expenses, $73,500 in increased royalties, additional costs relating to investor relations of $87,000, new costs associated with our board of directors of $20,000, increased insurance coverage for directors and officers of $18,500, costs related to 404 compliance of $17,000 and increased legal and accounting expenses of $136,000 relating to patent applications, patent litigation, the filing of a registration statement and other required year-end and quarterly filings. These increases were partially offset by a reduction of $45,000 in sales commissions, reduction of travel and entertainment of $14,000, reduction of recruiting fees of $12,000 and a reduction in officer’s salaries of $240,000 mostly due to the valuation of stock issued to a former officer at the time of the merger in the 2004 period.

LIQUIDITY AND CAPITAL RESOURCES

We had a working capital surplus of $2,491,573 at June 30, 2005 and a working capital deficiency of $452,136 at December 31, 2004. On January 28, 2005, we completed a private placement offering which raised $5,047,500 before costs in the form of 9% Convertible Series B Preferred Stock and associated warrants (“Series B Offering”). The proceeds from the Series B Offering are being used primarily for general corporate purposes including for sales and marketing, research and development, and intellectual property, and also for working capital, investor relations, and capital expenditures.

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

Our liquidity and cash requirements will depend on several factors. These factors include (1) the level of revenue growth; (2) the extent to which, if any, that revenue growth improves operating cash flows; (3) our investments in research and development, facilities, marketing, regulatory approvals, and other investments we may determine to make, and (4) the investment in capital equipment and the extent to which it improves cash flow through operating efficiencies.

The following table lists the future payments required on our debt and any other contractual obligations as of June 30, 2005:

OBLIGATIONS	Total	Less than 1 Year	1-3 Years	4-5 Years	Greater than 5 Years
Long Term Debt(1)	$273,160	$120,000	$153,160	$-	$-
Capital Leases (2)	$97,199	$41,688	$55,511	-	-
Operating Leases	$173,950	$98,613	$75,337	-	-
Other Long Term Obligations(3)	$852,717	$461,217	$260,250	$25,000	$106,250
Total Obligations	$1,397,026	$721,518	$544,258	$25,000	$106,250

(1) This represents accrued interest which is currently being paid out at the rate of $10,000 per month.
(2) This represents capital leases used to purchase capital equipment.
(3) This represents contractual obligations for licenses and employment contracts.

CHEMBIO’S PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

During the second quarter of 2005, we established an office in East Africa and are making significant progress toward becoming part of the national testing algorithms in countries in this region, the primary focus of our sales efforts. We have already registered our products and have established distribution partners in certain of these countries and are in that process in other countries. We also put in place a distribution agreement with a company that specializes in bidding for international tenders of HIV tests and related products that are funded by donor programs and in July we received a purchase order for approximately 50,000 tests as a result of this agreement. This order is for delivery during the third quarter of 2005. Participation in these tenders is possible because of our qualification under the 2005 WHO bulk procurement list and the USAID waiver list, in addition to successful local registrations and evaluations. The 2005 WHO bulk procurement list and the updated USAID waiver list was distributed late in the second quarter of this year. We are also working on establishing an office in West Africa and we currently anticipate that we will have this in place within the next 60 days.

Our technology transfer and supply agreement in Brazil is moving forward We shipped 150,000 test units last quarter, and received a new order for 220,000 test units to be delivered in the third quarter of 2005.  We expect to receive an order to deliver 330,000 additional tests during the fourth quarter. This will result in a total of 700,000 test units shipped in 2005 up from 450,000 units last year. We further expect, although there is no assurance that this program will continue to increase in 2006. Furthermore we are actively discussing new projects and collaborations with our Brazilian partners which we believe, could generate additional revenues in 2006

We also believe that there will be significant revenue growth for our Chagas Disease rapid test in the balance of 2005 and into 2006, primarily because of the specifications for certain international donor-funded programs for which we believe our test is uniquely qualified.  However we have no commitments or other assurance they will occur.

Over the next 12 months we will be making significant new investments in our sales and marketing organization in order to increase sales of our existing products as well as to penetrate markets for new products we have under development. We are also investing in personnel and outside consultants that we believe will provide us with more visibility both within the markets for our products as well as within the financial and investment markets in order that investors may become more familiar with our business and strategy.

During the second quarter we filed a patent application for a new lateral flow device and method which we believe will provides us with proprietary intellectual property to develop a pipeline of products that we believe will have improved performance over currently available lateral flow technologies. We believe that this new platform can be the basis for significant new product developments during 2006 which can address large and unmet needs for screening of tuberculosis and other infectious diseases that occur in markets that we are already serving with our HIV rapid tests.

As stated above, we believe that our current cash balances, will be sufficient to fund operations at least through the end of the third quarter of 2005. Therefore, we expect that we will be required to sell additional equity or obtain additional credit facilities in the fourth quarter of 2005.

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

PART II.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 15, 2005, the Company granted its new non-employee director, Alan Carus, options to purchase 36,000 shares of the Company’s common stock at an exercise price of $0.79, as a part of his compensation for his service on the Company’s Board of Directors. One-third of the options granted vest immediately, one-third of the options vest one year after the date of grant, and one-third of the options vest two years after the date of grant. Each of these options expires on April 15, 2010.

On May 1, 2005, the Company entered into a contract with Business Consulting Group Unlimited, Inc., a consulting company, and as part of the terms of this contract the Company issued 25,000 shares of common stock to the consulting company as a portion of the compensation for services to be performed. If the contract is not terminated, the Company will be required to issue an additional 25,000 shares of common stock to the consulting company. The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for its exemption from registration of this issuance. The sole investor in the issuance was an accredited investor.

On May 15, 2005, the Company issued 312,773 shares of common stock as payment of dividends on the Company’s series A preferred stock. No cash was exchanged in this issuance. The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for its exemption from registration of this issuance. The investors in the issuance were accredited investors of the Company.

On May 17, 2005, in accordance with the terms of the Company’s 1999 Equity Incentive Plan, the Company granted to certain employees of the Company options to purchase 289,000 shares of the Company’s common stock. The exercise price for these options is equal to $.80. Each option granted will expire and terminate, if not exercised sooner, upon the earlier to occur of (a) 30 days after termination of the employee’s employment with the Company or (b) the fifth anniversary of the date of grant. The Company relied on Section 4(2) of the Securities Act of 1933 and Rule 701 as the basis for its exemption from registration of this issuance.

On May 16, 2005, the Company entered into a contract with Global Health Strategies, a consulting firm that assists the Company with marketing, strategic planning, and communications issues. As a part of the terms of this contract the Company issued to Global Health Strategies, as part of Global Health Strategies’ compensation, 25,000 shares of the Company’s common stock and warrants to purchase an aggregate of 100,000 shares of the Company’s common stock, 50,000 shares at an exercise price of $1.20 per share and 50,000 shares at an exercise price of $1.60 per share, to become exercisable six months from the date of the contract and to expire and terminate on the third anniversary of the date of the contract. The Company relied on Section 4(2) of the Securities Act of 1933 as the basis for its exemption from registration of this issuance. The sole investor in the issuance was an accredited investor.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on June 17, 2005. There were four matters submitted to a vote of security holders.

The first matter was the election of directors. Each of the persons named in the Proxy Statement as a nominee for director was elected to a one-year term. Following are the voting results on each of the nominees for director:
Nominees	Votes For	Votes Withheld
Lawrence A. Siebert	4,756,308	116,051
Dr. Gary Meller	4,756,308	116,051
Gerald A. Eppner	4,756,308	116,051
Alan Carus	4,756,308	116,051

The second matter was the amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000 shares. The stockholders cast 4,755,055 votes in the affirmative and 118,304 votes in the negative, stockholders holding 0 votes abstained from voting, and there were 0 broker non-votes on the amendment to the Articles of Incorporation.

The third matter was the amendment and restatement of the Company’s 1999 Stock Option Plan to increase the number of shares of common stock issuable pursuant to options granted under that Plan from 1,500,000 to 3,000,000 and to permit the grant of stock options to non-employee directors under the Plan. The stockholders cast 3,260,837 votes in the affirmative and 122,304 votes in the negative, stockholders holding 0 votes abstained from voting, and there were 1,489,218 broker non-votes on the amendment to the 1999 Stock Option Plan.

The fourth matter was the ratification of the Board of Directors’ selection of Lazar, Levine & Felix LLP to serve as the Company’s independent certified accountants for the fiscal year ending December 31, 2005. The stockholders cast 4,752,161 votes in the affirmative and 116,051 votes in the negative, and stockholders holding 5,000 votes abstained from voting on the ratification of Lazar, Levine & Felix LLP as the Company’s independent certified accountants for the fiscal year ending December 31, 2005.

ITEM 6. EXHIBITS.

3.1 Articles of Incorporation, as amended. (3)
3.2 Bylaws. (1)
3.3 Amendment No. 1 to Bylaws dated May 3, 2004. (2)
31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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
Chembio Diagnostics, Inc.

Date:	August 12, 2005	By: /s/ Lawrence A. Siebert
Lawrence A. Siebert
Chief Executive Officer (Principal Executive Officer)

Date:	August 12, 2005	By: /s / Richard J. Larkin
Richard J. Larkin
Chief Financial Officer (Principal Financial and Accounting Officer)