Form 10QSB
period 2007-03-31
CHEMBIO DIAGNOSTICS, INC.
filed 2007-05-11
CIK 1092662

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 - QSB
_______________________________

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

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

As of May 9, 2007, the Registrant had 12,389,311 shares outstanding of its $.01 par value common stock.

Quarterly Report on FORM 10-QSB For The Period Ended

March 31, 2007

Table of Contents

Chembio Diagnostics, Inc.

		Page
Part I. FINANCIAL INFORMATION:
	Item 1. Financial Statements:
	Condensed Consolidated Balance Sheets as of March 31, 2007 (unaudited) and December 31, 2006.	F-2

	Condensed Consolidated Statements of Operations (unaudited) for the Three Months ended March 31, 2007 and 2006.	F-3

	Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months ended March 31, 2007 and 2006.	F-4

	Notes to Condensed Consolidated Financial Statements (unaudited)	F-5 to F-11

	Item 2. Management's Discussion and Analysis and Plan of Operation	1

	Item 3. Controls and Procedures	6

Part II. OTHER INFORMATION:

	Item 6. Exhibits	6

SIGNATURES		8

EXHIBITS

PART I
Item 1. FINANCIAL STATEMENTS
CHEMBIO DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

- ASSETS -
	March 31, 2007	December 31, 2006
	(Unaudited)
CURRENT ASSETS:
Cash	$3,848,665	$4,290,386
Accounts receivable, net of allowance for doubtful accounts of $31,980 and $42,967 for 2007 and 2006, respectively	1,051,629	1,350,240
Inventories	1,301,142	1,108,950
Prepaid expenses and other current assets	194,582	204,092
TOTAL CURRENT ASSETS	6,396,018	6,953,668

FIXED ASSETS, net of accumulated depreciation	558,515	603,603

OTHER ASSETS:
Deposits and other assets	337,410	349,306

	$7,291,943	$7,906,577

- LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)-
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,796,970	$1,709,939
Accrued interest payable	63,160	93,160
Current portion of obligations under capital leases	32,445	37,336
TOTAL CURRENT LIABILITIES	1,892,575	1,840,435

OTHER LIABILITIES:
Obligations under capital leases - net of current portion	1,703	7,081
Series C redemption put	317,213	449,677
TOTAL LIABILITIES	2,211,491	2,297,193

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK - Series C 7% Convertible - $.01 par value: 165 shares issued and outstanding as of 2007 and 2006 - net of derivative liability of $317,213. Liquidation preference of $8,533,937	6,818,010	6,549,191

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Preferred Stock - 10,000,000 shares authorized:
Series A 8% Convertible - $.01 par value: 149.92119 shares issued and outstanding as of 2007 and 2006. Liquidation preference of $4,647,556	2,594,266	2,504,313
Series B 9% Convertible - $.01 par value: 113.18591 and 113.93591 shares issued and outstanding as of 2007 and 2006, respectively. Liquidation preference of $5,791,700	3,400,480	3,555,786
Common stock - $.01 par value; 100,000,000 shares authorized 11,754,015 and 11,296,961 shares issued and outstanding as of 2007 and 2006, respectively	117,540	112,970
Additional paid-in capital	20,306,434	19,960,618
Accumulated deficit	(28,156,278)	(27,073,494)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	(1,737,558)	(939,807)

	$7,291,943	$7,906,577

See notes accompanying the condensed consolidated financial statements.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three months ended
	March 31, 2007	March 31, 2006
REVENUES:
Net sales	$2,025,322	$1,169,070
Research grant income	12,998	68,597
TOTAL REVENUES	2,038,320	1,237,667

Cost of sales	1,378,501	802,128

GROSS PROFIT	659,819	435,539

OVERHEAD COSTS:
Research and development expenses	318,730	392,806
Selling, general and administrative expenses	1,252,226	1,297,646
	1,570,956	1,690,452
LOSS FROM OPERATIONS	(911,137)	(1,254,913)

OTHER INCOME (EXPENSES):
Other income	133,008	-
Interest income	52,321	597
Interest expense	(2,997)	(9,398)
	182,232	(8,801)

LOSS BEFORE INCOME TAXES	(728,805)	(1,263,714)

Income taxes	-	-

NET LOSS	(728,805)	(1,263,714)

Dividends payable in stock to preferred stockholders	353,979	212,923
Dividend accreted to preferred stock for associated costs and a beneficial conversion feature	-	463,434

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,082,784)	$(1,940,071)

Basic and diluted loss per share	$(0.09)	$(0.22)

Weighted average number of shares outstanding, basic and diluted	11,717,079	9,004,466
See notes accompanying the condensed consolidated financial statements.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Three months ended
	March 31, 2007	March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(728,805)	$(1,263,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	67,503	37,144
Provision for doubtful accounts	10,987	(348)
Common stock, options and warrants issued as compensation	16,408	136,423
Changes in:
Accounts receivable	287,624	308,532
Inventories	(192,191)	(230,181)
Prepaid expenses and other current assets	9,510	48,454
Other assets and deposits	11,896	-
Accounts payable and accrued expenses	107,031	949,434
Net cash used in operating activities	(410,037)	(14,256)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(22,415)	(183,283)
Net cash used in investing activities	(22,415)	(183,283)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Series B Preferred Stock and associated warrants, net of cash cost of financing of $2,750	-	997,250
Payment of accrued interest	(30,000)	-
Proceeds from exercise of options	31,000	-
Payment of capital lease obligation	(10,269)	(9,201)
Payment of dividends	-	(140,226)
Net cash (used in) provided by financing activities	(9,269)	847,823

NET (DECREASE) INCREASE IN CASH	(441,721)	650,284
Cash - beginning of the period	4,290,386	232,148

CASH - end of the period	$3,848,665	$882,432

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$32,997	$9,398
Supplemental disclosures for non-cash investing and financing activities:
Preferred B issued as payment for financing fees	$-	$100,000
Value of warrants issued allocated to additional paid in capital	20,000	481,470
Accreted beneficial conversion to preferred stock	-	463,434
Accreted dividend to preferred stock	353,979	676,357
Value of Common stock issued as payment of dividend	262,053	-
Value of Preferred B issued as payment of dividend	-	89,899
Value of Preferred A converted to common stock	-	47,884
Value of Preferred B converted to common stock	20,925	202,740

See notes accompanying the condensed consolidated financial statements.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

NOTE	1	—	Description of Business:

Chembio Diagnostics, Inc. (the “Company”) and its subsidiaries develop, manufacture, and market rapid diagnostic tests that detect infectious diseases. The Company’s main products presently commercially available are three rapid tests for the detection of HIV antibodies in whole blood, serum and plasma samples, two of which were approved by the FDA in 2006; the third is sold for export only. These products all employ single path lateral flow technology. The Company also has a rapid test for Chagas disease (a parasitic disease endemic in Latin America) as well as a line of rapid tests for tuberculosis, including tests for tuberculosis in animals for which USDA approval is pending. The Company’s products are sold to medical laboratories and hospitals, governmental and public health entities, non-governmental organizations, medical professionals and retail establishments. Chembio’s products are sold either under our STAT PAK® or SURE CHECK ® registered trademarks or the private labels of our marketing partners, such as is the case with the Clearview® label owned by Inverness Medical Innovations, Inc., which is the Company’s exclusive marketing partner for its rapid HIV test products in the United States.

NOTE	2	—	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Basis of Presentation:

The consolidated interim financial information as of March 31, 2007 and for the three month periods ended March 31, 2007 and 2006 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of consolidated financial position as of March 31, 2007, and consolidated results of operations, and cash flows for the three month periods ended March 31, 2007 and 2006, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

(b)	Inventories:

Inventory consists of the following at:
	March 31, 2007	December 31, 2006
Raw Materials	$668,923	$629,967
Work in Process	268,383	257,208
Finished Goods	363,836	221,775
	$1,301,142	$1,108,950

(c)	Earnings Per Share

The following weighted average number of shares was used for the computation of basic and diluted loss per share:
	For the three months ended
	March 31, 2007	March 31, 2006
Basic	11,717,079	9,004,466

Diluted	11,717,079	9,004,466

 CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution from the exercise or conversion of other securities into Common Stock, but only if dilutive. Diluted loss per share for the three month periods ended March 31, 2007 and 2006 is the same as basic loss per share, since the effects of the calculation were anti-dilutive due to the fact that the Company incurred losses for all periods presented. The following securities, presented on a common share equivalent basis, have been excluded from the per share computations:

	March 31, 2007	March 31, 2006
1999 Plan Stock Options	1,515,750	1,601,750
Other Stock Options	144,625	144,625
Warrants	26,196,085	23,114,990
Convertible Preferred Stock	27,086,060	17,574,184

(d)	Employee Stock Option Plan:

Effective January 1, 2006, the Company’s Plan is accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards Share-Based Payment ("FAS 123(R)"), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within SEC Staff Accounting Bulletin No. 107 ("SAB 107"), which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

As a result of the adoption of FAS 123(R), the Company's results for the three month periods ended March 31, 2007 and 2006 include share-based compensation expense totaling $16,408 and $125,015, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within cost of goods sold (none and $10,777, respectively), research and development ($708 and $37,955, respectively) and selling, general and administrative expenses ($15,700 and $ 76,283, respectively). No income tax benefit has been recognized in the income statement for share-based compensation arrangements due to the history of operating losses.

Stock option compensation expense in the three month periods ended March 31, 2007 and 2006 represent the estimated fair value of options outstanding which are being amortized on a straight-line basis over the requisite vesting period of the entire award.

The weighted average estimated fair value of stock options granted in the three month periods ended March 31, 2007 and 2006 was $.52 and $.50 per share, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is determined using the simplified method as permitted by SAB 107, as the Company has no history of employee exercise of options to-date.

The assumptions made in calculating the fair values of options are as follows:

	Three Months Ended
	March 31, 2007	March 31, 2006
Expected term (in years)	5	5
Expected volatility	104.80%	118.03%
Expected dividend yield	0%	0%
Risk-free interest rate	4.50%	4.66%

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

The Company granted 36,000 new options under the Plan during the three months ended March 31, 2007 at an exercise price of $0.68 per share. Options to purchase 50,000 shares of common stock were exercised during the three months ended March 31, 2007.

The following table provides stock options activity for the three months ended March 31, 2007:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	1,529,750	$0.70
Granted	36,000	$0.68
Exercised	(50,000)	$0.62
Outstanding at March 31, 2007	1,515,750	$0.70	3.35 years	$36,091

Exercisable at March 31, 2007	1,396,750	$0.51	3.30 years	$33,231

As of March 31, 2007, there was $21,651 of net unrecognized compensation cost related to stock options that had not vested, which is expected to be recognized over a weighted average period of approximately .75 years. The total fair value of stock options vested during the three month periods ended March 31, 2007 and 2006, was $186,307 and $114,121, respectively.

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

The Company produces only one group of similar products known collectively as “rapid medical tests”. As per the provisions of SFAS 131, management believes that it operates in a single business segment. Net sales by geographic area are as follows:

	For the three months ended
	March 31, 2007	March 31, 2006
Africa	$368,624	$210,464
Asia	41,213	42,811
Europe	27,011	38,698
Middle East	118,959	675
North America	1,460,925	59,961
South America	8,590	816,461
	$2,025,322	$1,169,070

 CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

(f)	Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consist of:

	March 31, 2007	December 31, 2006
Accounts payable - suppliers	$539,536	$679,990
Accrued commissions	7,096	91,920
Accrued royalties / licenses	568,657	461,048
Accrued payroll	120,339	87,637
Accrued vacation	206,050	214,858
Accrued legal and accounting	101,920	7,000
Accrued expenses - other	253,372	167,486
TOTAL	$1,796,970	$1,709,939

(g)	Recent Accounting Pronouncements affecting the Company

Financial Accounting Standards Board (FASB) No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”)

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. We have adopted FIN 48 effective January 1, 2007 and there is no impact of adopting FIN 48 on our condensed consolidated financial statements to date.

NOTE	3	—	LONG-TERM DEBT:

In connection with the Series B Preferred Stock offering, interest payable on certain debt was agreed to be paid over 33 months in installments of $10,000 per month and a final payment of $3,160 in the 34th month (October 2007). These payments are subordinate to the redemption rights of the Series B preferred stockholders. No additional interest accrues on this payable. The accrued interest repaid was $30,000 in the three months ended March 31, 2007. The balance remaining unpaid was $63,160 as of March 31, 2007.

NOTE 4—STOCKHOLDERS’ EQUITY:

(a)	Common Stock

During the three months ended March 31, 2007 the Company issued 50,000 shares of its Common Stock upon the exercise of options and received cash of $31,000.

During the three months ended March 31, 2007 Series B Preferred shareholders converted .75 shares into 61,475 shares of Common Stock.

In the three months ended March 31, 2007 the Company issued 345,579 shares of its Common Stock as payment of dividends on its Series B Preferred Stock. These shares were valued using a 10 day volume weighted average price for the ten trading days immediately preceding the issue date.

 CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

(b)	Warrants

During the three months ended March 31, 2007, the Company issued warrants to purchase 33,381 shares of Common Stock at an exercise price of $0.81 per share to a sales agent as payment for commissions accrued at year end 2006 (value $20,000). These warrants have a five year life.

The above warrants were valued using a Black-Scholes option pricing model based on assumptions for expected volatilities of 104.8%, expected life of 5 years and expected risk free interest rate of 4.54%.

(c)	Series A 8% Convertible Preferred Stock:

Redemption: The holders have the right, under certain conditions, to require redemption of all or a portion of such holder’s shares of Series A Preferred Stock. The Series A Preferred Stock is not currently redeemable and there is no likelihood that it will become redeemable; accordingly, no accretion is being made to bring the value up to its redemption value. The liquidation preference is $30,000 per share plus accrued and unpaid dividends, presently $1,000 per share, an aggregate for all such shares of $4,647,556. Accrued but unpaid dividends of $149,920 are included in the preferred stock carrying value as of March 31, 2007.

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

Redemption: The holders have the right, under certain conditions, to require redemption of all or a portion of such holder’s shares of Series B Preferred Stock. The Series B Preferred is not currently redeemable and there is no likelihood that it will become redeemable; accordingly, no accretion is being made to bring the value up to its redemption value. The liquidation preference is $50,000 per share plus accrued and unpaid dividends, presently $1,170 per share, an aggregate for all such shares of $5,791,700. Accrued but unpaid dividends of $132,404 are included in the preferred stock carrying value as of March 31, 2007.

 CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

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

(e)	Series C 7% Convertible Preferred Stock:

Redemption: The holders have the right, under certain conditions, to require redemption of all or a portion of such holder’s shares of Series C Preferred Stock. The redemption value is the greater of (i) 130% of the stated value or $65,000 or (ii) the product of (a) daily volume weighted average price of the Company’s common stock and (b) a quotient of $65,000 divided by the then existing conversion price, plus accrued and unpaid dividends and all liquidated damages. The liquidation preference is $50,000 per share plus accrued and unpaid dividends, presently $1,721 per share, an aggregate for all such shares of $8,533,937. Accrued but unpaid dividends of $283,937 are included in the preferred stock carrying value as of March 31, 2007.

Dividends: Holders of series C preferred stock are entitled to a 7% per annum dividend per share. The dividend accrues and is payable semi-annually in cash or in shares of common stock, at our option. Accrued but unpaid dividends are also payable upon the conversion or redemption of the shares of series C preferred stock and upon a liquidation event.

The Company has accounted for the Series C Offering pursuant to the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19: “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF 00-19”). The Company has determined that the redemption feature in the Series C Preferred Stock needed to be bifurcated and the liability for the value of the redemption feature will be “marked to market” in future accounting periods until such time as the redemption is exercised or the feature meets the criteria for equity classification, and has valued the same at $317,213 as of March 31, 2007. Due to the contingent redemption feature, the Series C Preferred Stock is reflected as temporary equity.

NOTE 5 — COMMITMENTS AND CONTINGENCIES:

(a)	Economic Dependency:

The Company had sales to three customers in excess of 10% of total sales in the three months ended March 31, 2007. Sales to these customers approximated $1,004,000, $345,000 and $286,000, respectively. Accounts receivable as of March 31, 2007 from these customers approximated $432,000, $278,000 and $286,000, respectively.

The Company had sales to two customers in excess of 10% of total sales in the three months ended March 31, 2006. Sales to these customers approximated $467,000 and $335,000. Accounts receivable as of March 31, 2006 from these customers approximated $467,000 and $335,000, respectively.

The Company had purchases from one vendor in excess of 10% of total purchases for the three months ended March 31, 2007. Purchases from this vendor approximated $147,000. Accounts payable as of March 31, 2007 to this vendor approximated $51,000.

The Company had purchases from two vendors in excess of 10% of total purchases for the three months ended March 31, 2006. Purchases from these vendors approximated $84,000 and $54,000. Accounts payable as of March 31, 2006 to these vendors approximated $6,000 and $21,000, respectively.

 CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

(b)	Governmental Regulation:

All of the Company’s existing and proposed diagnostic products are regulated by the U.S. Food and Drug Administration, U.S. Department of Agriculture, certain state and local agencies, and/or comparable regulatory bodies in other countries. Most aspects of development, production, and marketing, including product testing, authorizations to market, labeling, promotion, manufacturing, and record keeping are subject to review. After marketing approval has been granted, Chembio must continue to comply with governmental regulations. Failure to comply with these regulations can result in significant penalties.

NOTE 6 — SUBSEQUENT EVENTS:

(a)	Employment Contract:

On April 23, 2007, the Company entered into a new employment agreement dated April 23, 2007, and to be effective March 5, 2007 with Mr. Javan Esfandiari to continue as the Company’s Senior Vice President of Research and Development for an additional term of three years.

The Company also granted Mr. Esfandiari 200,000 shares of the Company’s common stock. 100,000 shares will vest immediately, 50,000 shares will vest on the first anniversary date of the Employment Agreement, and 50,000 shares will vest on the second anniversary of the Employment Agreement. Pursuant to the Company’s 1999 Equity Incentive Plan and Stock Option Agreement, the Company also granted Mr. Esfandiari incentive stock options to purchase 300,000 shares of the Company’s common stock. The price per share of these options was $0.599. 100,000 shares of the stock options vest immediately, 100,000 shares of the stock options will vest on the first anniversary of the Employment Agreement, and 100,000 shares of the stock options will vest on the second anniversary of the Employment Agreement

(b)	New Facility Lease:

On May 10, 2007, the Company renewed its lease effective May 1, 2007 for approximately 16,600 square feet of industrial space for $10,680 per month. The lease term expires on April 30, 2009, with an option to renew for an additional two years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

This discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates were based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in ‘‘Critical Accounting Policies,’’ and have not changed significantly from December 31, 2006.

In addition, certain statements made in this report may constitute “forward-looking statements”. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Specifically, 1) our ability to obtain necessary regulatory approvals for our products; and 2) our ability to increase revenues and operating income, is dependent upon our ability to develop and sell our products, general economic conditions, and other factors. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Overview

The following management discussion and analysis relates to the business of the Company and its subsidiaries, which develop, manufacture, and market rapid diagnostic tests that detect infectious diseases. The Company’s main products presently commercially available are three rapid tests for the detection of HIV antibodies in whole blood, serum and plasma samples, two of which were approved by the FDA in 2006; the third is sold for export only. These products all employ single path lateral flow technology. The Company also has a rapid test for Chagas disease (a parasitic disease endemic in Latin America) as well as a line of rapid tests for tuberculosis, including tests for tuberculosis in animals for which USDA approval is pending. The Company’s products are sold to medical laboratories and hospitals, governmental and public health entities, non-governmental organizations, medical professionals and retail establishments. Chembio’s products are sold either under our STAT PAK® or SURE CHECK ® registered trademarks or the private labels of our marketing partners, such as is the case with the Clearview® label owned by Inverness Medical Innovations, Inc., which is the Company’s exclusive marketing partner for its rapid HIV test products in the United States.

Critical Accounting Policies and Estimates

We believe that there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates. These significant accounting policies relate to revenue recognition, research and development costs, valuation of inventory, valuation of long-lived assets, accounting for complex financial instruments and income taxes. For a summary of our significant accounting policies, which have not changed from December 31, 2006, see our annual report on Form 10-KSB for the period ended December 31, 2006 which was filed with the S.E.C. on March 29, 2007.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AS COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2006

Revenues:
Revenues are comprised of $2,025,000 in net product sales and $13,000 in grants and development income for the three months ended March 31, 2007 as compared with $1,169,000 in net product sales and $69,000 in grant and development income for the three months ended March 31, 2006. The increase in net product sales is attributable to an increase of $1,273,000 in sales of our HIV products from $538,000 to $1,811,000, partially offset by decreased sales of our Chagas test of $479,000, and increases in other product sales aggregating $62,000. The decrease in grant and development income of $56,000 was due to certain grants received in 2006 that weren’t continued or awarded in 2007.

Net product sales for the three month period ended March 31, 2007 increased 73% compared to the same period in 2006. HIV net product sales increased 237% in this period compared to the same period in 2006. The increase in HIV net sales was primarily attributable to sales to our distributor in Mexico. Because a $1.2 million order received in 2006 was not repeated, the net product sales of our Chagas test decreased.

Gross Margin:
Gross margin on net product sales for the three months ended March 31, 2007 was 32%, as compared to 31% for the three months ended March 31, 2006.

Research and Development:
Research and development expenses for the three months ended March 31, 2007 were $319,000 compared with $393,000 for the three months ended March 31, 2006.

This category includes costs incurred for regulatory approvals, product evaluations and registrations. Expenses for Clinical & Regulatory Affairs totaled $61,000 for the three months ended March 31, 2007; a decrease of $17,000 compared to the three months ended March 31, 2006. This decrease was attributable to reductions in costs for clinical studies of $20,000 as well as a decrease of $8,000 in stock option expenses per SFAS No. 123R “Share-Based Payment” (“SFAS 123R”). The statement requires a public entity to measure the cost of employee service received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. In addition, salaries and related expenses increased by $9,000.

Expenses other than Clinical & Regulatory Affairs decreased $57,000 and were primarily related to a reduction in the cost related to employee stock option expenses (per SFAS 123R) of $29,000, a reduction in the cost of materials of $55,000, offset by increased salaries and wage-related costs of $14,000, additional consulting costs of $5,000 and an increase in travel and entertainment costs of $6,000.

Subject to cash availability, the Company currently plans to increase its spending on research and development in 2007 because it believes such spending will result in the development of new and innovative products that are based on the DPP™ technology.

The Company has several R&D projects underway. Some highlights include:

Dual Path Platform (DPP™)

Progress continues in developing prototypes employing the Dual Path Platform, including a new HIV test which can be used with blood or oral fluid samples. Prototypes of several other serological tests for a number of other infectious diseases have been developed in connection with initial DPP™ feasibility studies. As a result of these studies we are seeing continued interest in this platform for a number of applications as we believe we can extend this technology to many applications not only within the infectious disease field, but to many other fields as well, including direct antigen testing. Studies are underway to confirm this. We are in preliminary discussions with several entities under non-disclosure agreements in connection with potential applications for DPP™. Our primary objective is to develop collaborations that would combine our demonstrated development, regulatory approval, and manufacturing capability with organizations that have strong marketing and distribution capabilities.

Rapid Test for the detection of antibodies to active pulmonary tuberculosis in non-human primate whole blood samples

The Company anticipates receiving USDA approval of this product during the second quarter of 2007 and for commercialization to occur soon thereafter, although there is no assurance that this commercialization will be successful.

Rapid Test for the detection of antibodies to active pulmonary tuberculosis in multiple host species

Chembio has completed development and is in the final validation stage on a series of rapid lateral-flow assays for the detection of veterinary TB in multiple host species including cattle, cervids, badgers, camels, elephants, and exotic wildlife species. The family name for the technology is VetTB STAT-PAK™. The Company anticipates commercialization of these products to start in the second quarter of 2007 for at least the ElephantTB STAT-PAK to be followed by veterinary tests for cervids (CervidTB STAT-PAK), cattle (BovidTB STAT-PAK) and camelids (CamelidTB STAT-PAK), although there are no assurances that this commercialization will be successful.

Selling, General and Administrative Expense:
Selling, general and administrative expense decreased $45,000 to $1,252,000 in the three months ended March 31, 2007 compared with $1,297,000 for the same period in 2006. This decrease was attributable to a reduction in employee stock option expenses (per SFAS 123R) of $52,000, a decrease of $99,000 in costs classified as investor relations, decreased legal and accounting expenses of $27,000, $16,000 in decreased license fees, a net reduction in royalties and commissions of $24,000, a reduction in marketing consulting of $40,000, offset by increased costs for salaries and wage related expenses of $52,000, an increase of $15,000 related to expenses of the Company’s Board of Directors, $14,000 from increased marketing materials, $21,000 from increased depreciation expense, $98,000 primarily related to a reserve for a potential late delivery penalty and an increase in facility related charges of $9,000.

As the Company’s sales of its rapid test products increase, it will incur increased costs for commissions and royalties on intellectual property licenses.

Other Income and Expense:
Interest expense decreased by $6,000 for the three months ended March 31, 2007 compared with the three months ended March 31, 2006. Interest income for the three months ended March 31, 2007 increased $52,000 due to the additional availability of funds to invest. In addition the Company received $133,000, net of expenses, from New York State related to a program for qualified emerging technology companies.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital surplus of $4,503,000 at March 31, 2007 and a working capital surplus of $5,113,000 at December 31, 2006. The Company believes its resources are sufficient to fund its needs through the end of 2007 and into early 2008. Its liquidity and cash requirements will depend on several factors. These factors include (1) the level of revenue growth; (2) the extent to which, if any, that revenue growth improves operating cash flows; (3) its investments in research and development, facilities, marketing, regulatory approvals, and other investments it may determine to make; and (4) the investment in capital equipment and the extent to which it improves cash flow through operating efficiencies. There are no assurances that the Company will be successful in raising additional capital if needed.

The following table lists the future payments required on the Company’s debt and any other contractual obligations as of March 31, 2007:

OBLIGATIONS	Total	Less than 1 Year	1-3 Years	4-5 Years	Greater than 5 Years
Capital Leases (1)	$35,986	$34,242	$1,744	$-	$-
Operating Leases	$269,195	$127,151	$142,044	$-	$-
Other Long Term Obligations(2)	$1,129,583	$509,583	$545,000	$25,000	$50,000
Total Obligations	$1,434,764	$670,976	$688,788	$25,000	$50,000

(1)	This represents capital leases used to purchase capital equipment.
(2)	This represents contractual obligations for fixed cost licenses and employment contracts.

RECENT DEVELOPMENTS AND CHEMBIO’S PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

As a result of the successful completion of preliminary serological studies on DPP™ during the first quarter of 2007, and the issuance of our DPP™ patent in March 2007, in April we engaged a consulting firm that specializes in the in vitro diagnostics industry to assist us in identifying licensees and collaborative partners for our DPP™ technology. We are also seeking to hire a senior diagnostics industry executive to lead the sales, marketing and business development activities of the Company, particularly for the DPP™ technology.

In April 2007 we entered into a new three year employment agreement with Javan Esfandiari, the inventor of DPP™, to become the Company’s Senior Vice President of Research and Development.

On September 29, 2006, the Company executed several agreements by and among the Company, Inverness Medical Innovations, Inc. (“Inverness”) and StatSure Diagnostic Systems, Inc. (“StatSure”). Pursuant to these agreements, Inverness markets the Company’s then-existing FDA approved rapid HIV tests, Chembio received a nonexclusive license to Inverness’ lateral flow patents, and the Company and StatSure settled their patent litigation. The distribution agreements contain gross margin sharing formulae among Inverness, the Company and StatSure. In addition, the Company has the exclusive right and duty to manufacture the products marketed by Inverness under all the agreements, and it has the right to subcontract manufacturing, but not sublicense or subcontract its rights or obligations.

The Company executed an HIV Barrel License, Marketing and Distribution Agreement among the Company, Inverness and StatSure. This agreement covers the Company’s FDA-approved SURE CHECK® HIV 1/2 (“SURE CHECK”), a lateral flow rapid HIV test employing a proprietary barrel system that is an integrated single-use rapid HIV antibody detection screening test. Some terms of the agreement are:

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

•
Inverness has a first right to negotiate agreements to market and distribute any of the Company’s new HIV antibody detection products which it has developed, including those that may incorporate the Company’s patent-pending Dual Path Platform (DPP(TM)).

As described above, the SURE CHECK HIV 1/2 product has been re-labeled Clearview Complete HIV 1/2 and Inverness has commenced marketing of this product. CLIA waiver for this product is still pending.

In addition, the Company executed an HIV Cassette License, Marketing and Distribution Agreement with Inverness. This agreement covers the Company’s FDA-approved HIV 1/2 STAT-PAK(TM) lateral flow rapid HIV test employing a cassette system that is a single-use rapid HIV antibody detection screening test. Some of the terms of the agreement are:

•
Inverness will market this product in the United States market only, and the Company has a non-exclusive license under the Inverness lateral flow patents to continue to market the product under the Company’s brand in the rest of the world;

•
Inverness may bring a competitive HIV cassette product to the United States market, but in that event the Company may expand its lateral flow license for this product to the United States and have other options under the agreement; and

•	The Company received a non-exclusive license under the Inverness lateral flow patents for its HIV 1/2 STAT-PAK cassette for marketing outside the United States.

As described above, the HIV 1/2 STAT-PAK product has been re-labeled Clearview HIV 1/2 STAT-PAK and Inverness has commenced marketing of this product. CLIA waiver for this product has been granted.

The Company and Inverness also executed a Non-Exclusive License, Marketing and Distribution Agreement, which covers the Company’s other lateral flow rapid tests, including but not limited to its HIV 1/2 STAT-PAK(TM) Dipstick Some of the terms of this agreement are:

•	The Company received a non-exclusive license under the Inverness lateral flow patents for its HIV 1/2 STAT-PAK Dipstick for marketing outside the United States;

•
The Company received a worldwide non-exclusive license to manufacture and market a number of other Company-branded products under the Inverness lateral flow patents, including all the Company’s rapid tests for human and veterinary and tuberculosis, Chagas disease, and tests for other defined emerging and neglected diseases; and

•
Inverness has the right to market each of these products (except the HIV 1/2 STAT PAK Dipstick) under an Inverness brand pursuant to an agreed-upon pricing and margin sharing formula similar to the other agreements.

The Company and StatSure also entered into a Settlement Agreement pursuant to which all matters in their litigation regarding StatSure’s barrel patent and other matters were settled. Under the terms of this agreement, the parties will equally share in the profits relating to HIV barrel products after reimbursement to the Company of its manufacturing and related costs, as defined, and the parties will act jointly in the HIV barrel field. The settlement combines each company’s HIV barrel intellectual property, including an exclusive manufacturing license from StatSure to the Company of its barrel patent for all HIV applications, thereby ensuring the Company’s exclusive right to manufacture, as well as Inverness’ right to market through the marketing license that StatSure granted Inverness under the three way agreement. In addition, pursuant to this Agreement, StatSure and the Company will share equally the net sales to Inverness of HIV barrel products after these deductions.

In July 2006 the Company submitted to the FDA Clinical Laboratory Improvement Act (“CLIA”) waiver applications for its HIV 1/2 STAT-PAK® and SURE CHECK® HIV 1/2 products. These waivers are essential in order to market FDA approved products to the physician office laboratory and public health segments of the United States market. A CLIA waiver was granted by the FDA for HIV 1/2 STAT PAK (now Clearview HIV 1/2 STAT-PAK) in November of 2006. The CLIA waiver application concerning the HIV barrel product formerly submitted to the FDA as SURE CHECK HIV 1/2 and now approved as Clearview Complete HIV 1/2 is still pending at the FDA.

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

During 2005, we established offices in Nigeria and Tanzania, a strategy which we believed at the time would support our efforts to become part of the national testing protocols in many countries in Africa. This strategy has resulted in some sales in Nigeria but not in Tanzania. Although we will continue to seek to participate in the funded scale up of rapid HIV testing financed by the United States President’s Emergency Plan for AIDS Relief (“PEPFAR”) and other donor-funded relief programs in the developing world, in April 2007 we decided to eliminate the expense of our office in Tanzania, and to henceforth manage and conduct this office’s activities from New York. Although our STAT-PAK test is designated as the confirmatory test in all of the national rapid HIV testing protocols in the Republic of Uganda, and in four of the eight parallel testing algorithms (two tests used on each patient) adopted by the Nigerian Ministry of Health progress in additional countries is more uncertain, slower and more price competitive than we anticipated that it would be. We have registered our products and have arrangements with distribution partners in certain of these countries and we are in negotiations for similar arrangements in other countries in Africa and elsewhere.

In January 2006, we were one of four companies selected by the Clinton Foundation HIV/AIDS Initiative (“CHAI”) to make available low-cost rapid HIV tests in order to more quickly and cost effectively achieve treatment objectives. Under the CHAI agreement, we have agreed to offer our HIV STAT-PAK Dipstick, our lowest cost rapid HIV test product, at a reduced price in the expectation that the Company will receive significant order volume not otherwise obtainable. However, after over a year since our being selected by CHAI, we are yet to realize any tangible results from this. If these order volumes are not realized, we have the right to terminate the agreement or renegotiate pricing. We are the only United States-based manufacturer of the four companies in this agreement. The CHAI Procurement Consortium is currently comprised of more than 50 countries in Africa, Asia, Eastern Europe, Latin America and the Caribbean that have Memoranda of Understanding (MOUs) with CHAI. There is no commitment or assurance that our activities through CHAI will materialize into meaningful sales.

In November 2006, we received an order for 990,000 units of our Sure Check product from our distributor in Mexico, a division of Bio-Rad Laboratories, Inc. 550,000 units were shipped during the last quarter of 2006. This distribution agreement is the one exception to our otherwise global exclusive agreement with Inverness as it relates to this product. The 440,000 unit balance of this order plus an additional order received in 2007 for 150,000 units were shipped during the first quarter of 2007. Absent other arrangements, this exception to Inverness’ global exclusivity will be eliminated on September 29, 2007.

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

PART II. OTHER INFORMATION

6. EXHIBITS.
3.1  Articles of Incorporation, as amended. (3)
3.2  Bylaws. (1)
3.3  Amendment No. 1 to Bylaws dated May 3, 2004. (2)
4.1  Form of Warrant, dated June 29, 2006, issued pursuant to Company’s sale of Secured Debentures. (4)
4.2 Registration Rights Agreement, dated June 29, 2006. (4)
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
10.2  Securities Purchase Agreement, dated June 29, 2006, among the Company and purchasers of the Company’s Secured Debentures. (4)
10.3  Form of Secured Debenture, dated June 29, 2006. (4)
10.4  Security Agreement, dated June 29, 2006, among the Company, Chembio Diagnostic Systems, Inc., and purchasers of the Company’s Secured Debentures. (4)
10.5  Subsidiary Guarantee, dated June 29, 2006, made by Chembio Diagnostic Systems, Inc., in favor of Purchasers of the Company’s Secured Debentures. (4)
10.6 Securities Purchase Agreement (the “Securities Purchase Agreement”), dated as of September 29, 2006, by and among the Registrant and the Purchasers listed therein. (6)
10.7 Letter of Amendment to Securities Purchase Agreements dated as of September 29, 2006 by and among the Registrant and the Purchasers listed therein. (6)
10.8 HIV Barrel License, Marketing and Distribution Agreement, dated as of September 29, 2006, by and among the Registrant, Inverness and StatSure. (6)
10.9 HIV Cassette License, Marketing and Distribution Agreement, dated as of September 29, 2006, between the Registrant and Inverness. (6)
10.10 Non-Exclusive License, Marketing and Distribution Agreement, dated as of September 29, 2006, between the Registrant and Inverness. (6)
10.11 Joint HIV Barrel Product Commercialization Agreement, dated as of September 29, 2006, between the Registrant and StatSure. (6)
10.12 Settlement Agreement, dated September 29, 2006, between the Registrant and StatSure. (6)
10.13 Employment Agreement, dated April 23, 2007, with Javan Esfandiari (7)
31.1  Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
(4) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on July 3, 2006.
(5) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on June 21, 2006.
(6) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on October 5, 2006.
(7) Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed with the Commission on May 7, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chembio Diagnostics, Inc.

Date:	May 11, 2007	By: /s/ Lawrence A. Siebert
Lawrence A. Siebert
Chief Executive Officer (Principal Executive Officer)

Date:	May 11, 2007	By: /s / Richard J. Larkin
Richard J. Larkin
Chief Financial Officer (Principal Financial and Accounting Officer)