Form 10QSB
period 2007-06-30
CHEMBIO DIAGNOSTICS, INC.
filed 2007-08-09
CIK 1092662

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 - QSB
_______________________________

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

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

As of August 8, 2007, the Registrant had 14,080,155 shares outstanding of its $.01 par value common stock.

Quarterly Report on FORM 10-QSB For The Period Ended

June 30, 2007

Table of Contents

Chembio Diagnostics, Inc.

		Page
Part I. FINANCIAL INFORMATION:
	Item 1. Financial Statements:
	Condensed Consolidated Balance Sheets as of June 30, 2007 (unaudited) and December 31, 2006.	F-2

	Condensed Consolidated Statements of Operations (unaudited) for the Three and Six Months ended June 30, 2007 and 2006.	F-3

	Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months ended June 30, 2007 and 2006.	F-4

	Notes to Condensed Consolidated Financial Statements (unaudited)	F-5 to F-11

	Item 2. Management's Discussion and Analysis and Plan of Operation	1

	Item 3. Controls and Procedures	10

Part II. OTHER INFORMATION:

	Item 4. Submission Of Matters To A Vote Of Security Holders	10

	Item 6. Exhibits	11

SIGNATURES		12

EXHIBITS

PART I
Item 1. FINANCIAL STATEMENTS

CHEMBIO DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

- ASSETS -
	June 30, 2007	December 31, 2006
	(Unaudited)
CURRENT ASSETS:
Cash	$2,963,774	$4,290,386
Accounts receivable, net of allowance for doubtful accounts of $10,045 and $42,967 for 2007 and 2006, respectively	1,435,043	1,350,240
Inventories	1,128,266	1,108,950
Prepaid expenses and other current assets	304,873	204,092
TOTAL CURRENT ASSETS	5,831,956	6,953,668

FIXED ASSETS, net of accumulated depreciation	711,697	603,603

OTHER ASSETS:
Deposits and other assets	320,568	349,306

	$6,864,221	$7,906,577

- LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)-
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,752,162	$1,709,939
Accrued interest payable	33,159	93,160
Current portion of obligations under capital leases	37,357	37,336
TOTAL CURRENT LIABILITIES	1,822,678	1,840,435

OTHER LIABILITIES:
Obligations under capital leases - net of current portion	88,746	7,081
Series C redemption put	228,644	449,677
TOTAL LIABILITIES	2,140,068	2,297,193

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK - Series C 7% Convertible - $.01 par value: 165 shares issued and outstanding as of 2007 and 2006. Liquidation preference of $8,684,583	7,057,225	6,549,191

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Preferred Stock – 10,000,000 shares authorized:
Series A 8% Convertible - $.01 par value: 141.59027 and 149.92119 shares issued and outstanding as of 2007 and 2006, respectively. Liquidation preference of $4,300,763	2,381,444	2,504,313
Series B 9% Convertible - $.01 par value: 112.27091 and 113.93591 shares issued and outstanding as of 2007 and 2006, respectively. Liquidation preference of $5,869,360	3,498,362	3,555,786
Common stock - $.01 par value; 100,000,000 shares authorized 12,644,310 and 11,296,961 shares issued and outstanding as of 2007 and 2006, respectively	126,443	112,970
Additional paid-in capital	20,799,713	19,960,618
Accumulated deficit	(29,139,034)	(27,073,494)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	(2,333,072)	(939,807)

	$6,864,221	$7,906,577

See notes accompanying the condensed consolidated financial statements.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
REVENUES:
Net sales	$2,420,215	$1,572,442	$4,445,537	$2,741,511
Research grant income	82,558	64,794	95,556	133,392
TOTAL REVENUES	2,502,773	1,637,236	4,541,093	2,874,903

Cost of sales	1,510,873	1,072,802	2,889,375	1,874,930

GROSS PROFIT	991,900	564,434	1,651,718	999,973

OVERHEAD COSTS:
Research and development expenses	583,154	351,465	901,884	744,271
Selling, general and administrative expenses	1,063,343	1,333,321	2,315,569	2,630,968
	1,646,497	1,684,786	3,217,453	3,375,239
LOSS FROM OPERATIONS	(654,597)	(1,120,352)	(1,565,735)	(2,375,266)

OTHER INCOME (EXPENSES):
Other income (expense)	(12,146)	5,000	120,862	5,000
Interest income	42,589	289	94,910	886
Interest expense	(1,702)	(12,312)	(4,699)	(21,710)
	28,741	(7,023)	211,073	(15,824)

LOSS BEFORE INCOME TAXES	(625,856)	(1,127,375)	(1,354,662)	(2,391,090)

Income taxes	-	-	-	-

NET LOSS	(625,856)	(1,127,375)	(1,354,662)	(2,391,090)

Dividends payable in stock to preferred stockholders	356,900	207,937	710,878	420,860
Dividend accreted to preferred stock for associated costs and a beneficial conversion feature	-	-	-	463,434

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(982,756)	$(1,335,312)	$(2,065,540)	$(3,275,384)

Basic and diluted loss per share	$(0.08)	$(0.13)	$(0.17)	$(0.34)

Weighted average number of shares outstanding, basic and diluted	12,019,518	10,054,987	12,318,633	9,532,628

See notes accompanying the condensed consolidated financial statements.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six months ended
	June 30, 2007	June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,354,662)	$(2,391,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	134,194	84,790
Loss on retirement of fixed assests	12,146	-
Provision for doubtful accounts	(32,922)	6,878
Common stock, options and warrants issued as compensation	257,398	281,470
Changes in:
Accounts receivable	(51,881)	329,956
Inventories	(19,316)	(230,674)
Prepaid expenses and other current assets	(100,781)	82,055
Other assets and deposits	28,738	-
Accounts payable and accrued expenses	62,223	1,004,284
Net cash used in operating activities	(1,064,863)	(832,331)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(151,574)	(267,553)
Net cash used in investing activities	(151,574)	(267,553)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Series B Preferred Stock and associated warrants, net of cash cost of financing of $2,750	-	997,250
Proceeds from bridge loan	-	1,300,000
Payment of accrued interest	(60,001)	(67,652)
Proceeds from exercise of options	31,000	86,321
Payment of capital lease obligation	(21,174)	(18,659)
Payment of dividends	(60,000)	(140,226)
Net cash (used in) provided by financing activities	(110,175)	2,157,034

NET (DECREASE) INCREASE IN CASH	(1,326,612)	1,057,150
Cash - beginning of the period	4,290,386	232,148

Cash - end of the period	$2,963,774	$1,289,298

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$64,700	$12,312
Supplemental disclosures for non-cash investing and financing activities:
Preferred B issued as payment for financing fees	$-	$100,000
Warrants issued with bridge loan	-	328,341
Value of warrants issued allocated to additional paid in capital	20,000	481,470
Cost of royalty rate reduction in other assets	-	200,000
Accreted beneficial conversion to preferred stock	-	463,434
Accreted dividend to preferred stock	710,878	420,860
Value of Common stock issued as payment of dividend	381,759	189,218
Value of Preferred B issued as payment of dividend	-	89,899
Value of Preferred A converted to common stock	115,957	122,006
Value of Preferred B converted to common stock	46,454	360,651
Assets acquired under capital leases	102,860	-

See notes accompanying the condensed consolidated financial statements.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)
NOTE 1 — DESCRIPTION OF BUSINESS:

Chembio Diagnostics, Inc. (the “Company” or “Chembio”) and its subsidiaries develop, manufacture, and market rapid diagnostic tests that detect infectious diseases. The Company’s main products presently commercially available are three rapid tests for the detection of HIV antibodies in whole blood, serum and plasma samples, two of which were approved by the FDA in 2006; the third is sold for export only.  These products all employ single path lateral flow technology.   The Company also has a rapid test for Chagas disease (a parasitic disease endemic in Latin America) as well as a line of rapid tests for veterinary tuberculosis, the first one of which is USDA approved.   The Company’s products are sold to medical laboratories and hospitals, governmental and public health entities, non-governmental organizations, medical professionals and retail establishments. Chembio’s products are sold under the Company’s STAT PAK® or SURE CHECK ® registered trademarks or under the private labels of its marketing partners, such as is the case with the Clearview® label owned by Inverness Medical Innovations, Inc., which is the Company’s exclusive marketing partner for its rapid HIV test products in the United States.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Basis of Presentation:

The consolidated interim financial information as of June 30, 2007 and for the three- and six-month periods ended June 30, 2007 and 2006 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation.  The interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of consolidated financial position as of June 30, 2007, and consolidated results of operations for the three- and six-month periods ended June 30, 2007 and 2006 and cash flows for the six-month periods ended June 30, 2007 and 2006, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

(b)	Inventories:

Inventory consists of the following at:

	June 30, 2007	December 31, 2006
Raw Materials	$586,468	$629,967
Work in Process	222,886	257,208
Finished Goods	318,912	221,775
	$1,128,266	$1,108,950

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

(c)	Earnings Per Share

The following weighted average number of shares was used for the computation of basic and diluted loss per share:

	For the three months ended		For the six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Basic	12,019,518	10,054,987	12,318,633	9,532,628

Diluted	12,019,518	10,054,987	12,318,633	9,532,628

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution from the exercise or conversion of other securities into Common Stock, but only if dilutive. Diluted loss per share for the three- and six-month periods ended June 30, 2007 and 2006 is the same as basic loss per share, since the effects of the calculation were anti-dilutive due to the fact that the Company incurred losses for all periods presented. The following securities, presented on a common share equivalent basis, have been excluded from the per share computations:
	For the three months ended		For the six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
1999 Plan Stock Options	1,847,599	1,619,500	1,672,326	1,461,500
Other Stock Options	142,125	144,625	144,625	144,625
Warrants	26,196,085	23,351,159	26,189,446	22,457,650
Convertible Preferred Stock	26,780,096	17,204,644	26,943,441	16,572,985

(d)	Employee Stock Option Plan:

Effective January 1, 2006, the Company’s Plan is accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards – Share-Based Payment ("FAS 123(R)"), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within SEC Staff Accounting Bulletin No. 107 ("SAB 107"), which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

As a result of the adoption of FAS 123(R), the Company's results for the three-month periods ended June 30, 2007 and 2006 include share-based compensation expense totaling $121,000 and $89,000, respectively.  Such amounts have been included in the Condensed Consolidated Statements of Operations within cost of goods sold (none and $11,000, respectively), research and development ($64,000 and $18,000, respectively) and selling, general and administrative expenses ($57,000 and $60,000, respectively).  The six-month periods ended June 30, 2007 and 2006 include share-based compensation expense totaling $137,000 and $214,000, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within cost of goods sold (none and $22,000, respectively), research and development ($65,000 and $56,000, respectively) and selling, general and administrative expenses ($72,000 and $136,000, respectively).   No income tax benefit has been recognized in the income statement for share-based compensation arrangements due to the history of operating losses.

Stock option compensation expense in the three- and six-month periods ended June 30, 2007 and 2006 represent the estimated fair value of options outstanding which are being amortized on a straight-line basis over the requisite vesting period of the entire award.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

The weighted average estimated fair value of stock options granted in the six month periods ended June 30, 2007 and 2006 was $.44 and $.51 per share, respectively.  The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is determined using the simplified method as permitted by SAB 107, as the Company has no history of employee exercise of options to-date.

The assumptions made in calculating the fair values of options are as follows:

	For the three months ended		For the six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Expected term (in years)	5	4 to 5	5	4 to 5
Expected volatility	102.84%	116.20%	102.84% - 104.80%	116.20% - 118.03%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.55% - 5.06%	4.66% - 4.92%	4.50% - 5.06%	4.66% - 4.92%

The Company granted 940,000 new options under the Plan during the six months ended June 30, 2007 at an average exercise price of $0.57 per share.  Options to purchase 13,750 shares of common stock were forfeited during the three months ended June 30, 2007.

The following table provides stock options activity for the six months ended June 30, 2007:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2007	1,529,750	$0.70
Granted	940,000	$0.57
Exercised	(50,000)	$0.62
Forfeited/expired	(13,750)	$0.69
Outstanding at June 30, 2007	2,406,000	$0.65	3.78 years	$10,200

Exercisable at June 30, 2007	1,528,000	$0.50	3.17 years	$10,200

As of June 30, 2007, there was $297,262 of net unrecognized compensation cost related to stock options that had not vested, which is expected to be recognized over a weighted average period of approximately 1.82 years.  The total fair value of stock options vested during the six month periods ended June 30, 2007 and 2006, was $255,919 and $397,734, respectively.

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

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

	For the three months ended		For the six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Africa	$1,045,630	$524,697	$1,414,254	$735,161
Asia	58,481	108,478	99,694	151,289
Europe	10,414	7,630	37,424	46,328
Middle East	62,240	7,065	181,199	7,740
North America	1,102,155	89,310	2,563,081	149,271
South America	141,295	835,262	149,885	1,651,722
	$2,420,215	$1,572,442	$4,445,537	$2,741,511

(f)	Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consist of:

	June 30, 2007	December 31, 2006
Accounts payable – suppliers	$652,783	$679,990
Accrued commissions	7,350	91,920
Accrued royalties / licenses	418,290	461,048
Accrued payroll	98,033	87,637
Accrued vacation	189,061	214,858
Accrued legal and accounting	61,315	7,000
Accrued expenses – other	325,330	167,486
TOTAL	$1,752,162	$1,709,939

(g)	Recent Accounting Pronouncements affecting the Company

Statement of Financial Accounting Standard 159, Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company expects to adopt SFAS No. 159 in the first quarter of Fiscal 2008 and is still evaluating the effect, if any, on its financial position or results of operations.

NOTE 3 — ACCRUED INTEREST PAYABLE:

In connection with the Series B Preferred Stock offering, interest payable on certain debt was agreed to be paid over 33 months in installments of $10,000 per month and a final payment of $3,160 in the 34th month (October 2007).  These payments are subordinate to the redemption rights of the Series B preferred stockholders.  No additional interest accrues on this payable.  The accrued interest repaid in the three- and six-month periods ended June 30, 2007 was $30,000 and $60,001, respectively.   The balance remaining unpaid was $33,159 as of June 30, 2007.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE 4 — STOCKHOLDERS’ EQUITY:

(a)	Common Stock

During the six months ended June 30, 2007, the Company issued 200,000 shares of its Common Stock upon the execution of an employment agreement, of which 100,000 shares vested immediately, 50,000 shares will vest on March 5, 2008 and 50,000 shares will vest on March 5, 2009.

During the six months ended June 30, 2007 the Company issued 50,000 shares of its Common Stock upon the exercise of options and received cash of $31,000.

During the six months ended June 30, 2007 Series A Preferred shareholders converted 8.33092 shares of Series A Preferred Stock into 416,546 shares of Common Stock.

During the six months ended June 30, 2007 Series B Preferred shareholders converted 1.665 shares of Series B Preferred Stock into 136,475 shares of Common Stock.

In the six months ended June 30, 2007 the Company issued 345,579 and 198,749 shares of its Common Stock as payment of dividends on its Series B Preferred Stock and Series A Preferred Stock, respectively. These shares were valued using a 10 day volume weighted average price for the ten trading days immediately preceding the issue date.

(b)	Warrants

During the six months ended June 30, 2007, the Company issued warrants to purchase 33,381 shares of Common Stock at an exercise price of $0.81 per share to a sales agent as payment for commissions accrued at year end 2006 (value $20,000).  These warrants have a five-year life.

The above warrants were valued using a Black-Scholes option pricing model based on assumptions for expected volatility of 104.8%, expected life of 5 years and expected risk-free interest rate of 4.54%.

(c)	Series A 8% Convertible Preferred Stock:

Redemption: The holders have the right, under certain conditions, to require redemption of all or a portion of such holder’s shares of Series A Preferred Stock.  The Series A Preferred Stock is not currently redeemable and there is no likelihood that it will become redeemable; accordingly, no accretion is being made to bring the value up to its redemption value.  The liquidation preference is $30,000 per share plus accrued and unpaid dividends, presently $375 per share, an aggregate for all such shares of $4,300,763. Accrued but unpaid dividends of $53,055 are included in the preferred stock carrying value as of June 30, 2007.

Dividends: The 8% per annum dividend is payable semi-annually, in cash or, at the Company’s option, in Common Stock, except as to Vicis Capital, which is to be paid in cash unless it opts to take its dividends in Common Stock.  In June 2006, the Series A Preferred Stock was amended to provide, among other matters, that dividends paid in Preferred or Common Stock would be based on a 10-day volume-weighted average market price at the time of the dividend.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

(d)	Series B 9% Convertible Preferred Stock:

Redemption: The holders have the right, under certain conditions, to require redemption of all or a portion of such holder’s shares of Series B Preferred Stock. The Series B Preferred is not currently redeemable and there is no likelihood that it will become redeemable; accordingly, no accretion is being made to bring the value up to its redemption value.  The liquidation preference is $50,000 per share plus accrued and unpaid dividends, presently $2,279 per share, an aggregate for all such shares of $5,869,360.  Accrued but unpaid dividends of $255,815 are included in the preferred stock carrying value as of June 30, 2007.

Dividends: The 9% Series B Preferred Stock accrues dividends at 9% per annum, payable semi-annually. Dividends are payable in Series B Preferred Stock, Common Stock or in cash. In June 2006, the Series B Preferred Stock was amended to provide, among other amendments, that the dividend could be paid in Common Stock (in addition to Preferred Stock or cash) and that dividends in Preferred or Common Stock would be based on a 10-day volume-weighted average market price at the time of the dividend.  The majority investor in the Series B financing has the option as it pertains to its dividend payment to choose cash or Preferred or Common shares. The Company has the option to choose cash or Preferred or Common shares as to the balance of the dividends.  To date all dividends have been paid in Preferred or Common Shares, except $140,226 which was paid in cash at the option of the majority investor.

(e)	Series C 7% Convertible Preferred Stock:

Redemption: The holders have the right, under certain conditions, to require redemption of all or a portion of such holder’s shares of Series C Preferred Stock. The redemption value is the greater of (i) 130% of the stated value or $65,000 or (ii) the product of (a) daily volume weighted average price of the Company’s common stock and (b) a quotient of $65,000 divided by the then existing conversion price, plus accrued and unpaid dividends and all liquidated damages.  The liquidation preference is $50,000 per share plus accrued and unpaid dividends, presently $2,634 per share, an aggregate for all such shares of $8,684,583. Accrued but unpaid dividends of $434,583 are included in the preferred stock carrying value as of June 30, 2007.

Dividends: Holders of Series C Preferred Stock are entitled to a 7% per annum dividend per share. The dividend accrues and is payable semi-annually in cash or in shares of common stock, at our option.  Accrued but unpaid dividends are also payable upon the conversion or redemption of the shares of Series C Preferred Stock and upon a liquidation event.

The Company has accounted for the Series C Preferred Stock pursuant to the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19: “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF 00-19”). The Company has determined that the redemption feature in the Series C Preferred Stock needed to be bifurcated and the liability for the value of the redemption feature will be “marked to market” in future accounting periods until such time as the redemption is exercised or the feature meets the criteria for equity classification, and has valued the same at $228,644 as of June 30, 2007. Due to the contingent redemption feature, the Series C Preferred Stock is reflected as temporary equity.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

NOTE 5 — COMMITMENTS AND CONTINGENCIES:

(a)	Economic Dependency:

The Company had sales to three customers in excess of 10% of total sales in the three months ended June 30, 2007.  Sales to these customers approximated $864,000, $664,000 and $365,000, respectively.  Accounts receivable as of June 30, 2007 from these customers approximated $500,000, $324,000 and $308,000, respectively.

The Company had sales to three customers in excess of 10% of total sales in the three months ended June 30, 2006.  Sales to these customers approximated $477,000, $347,000 and $270,000, respectively. Accounts receivable as of June 30, 2006 from these customers approximated $477,000, $6,000 and $270,000, respectively.

The Company had sales to three customers in excess of 10% of total sales in the six months ended June 30, 2007.  Sales to these customers approximated $1,398,000, $1,210,000 and $953,000, respectively.  Accounts receivable as of June 30, 2007 from these customers approximated $308,000, $500,000 and $324,000, respectively.

The Company had sales to two customers in excess of 10% of total sales in the six months ended June 30, 2006.  Sales to these customers approximated $965,000 and $686,000, respectively. Accounts receivable as of June 30, 2006 from two customers approximated $477,000 and $6,000, respectively.

The Company had purchases from two vendors in excess of 10% of total purchases for the three months ended June 30, 2007.  Purchases from these vendors approximated $78,000 and $74,000, respectively.  Accounts payable as of June 30, 2007 to these vendors approximated $58,000 and $18,000, respectively.

The Company had no purchases from any vendor in excess of 10% of total purchases for the three months ended June 30, 2006.

The Company had purchases from one vendor in excess of 10% of total purchases for the six months ended June 30, 2007.  Purchases from this vendor approximated $162,000.  Accounts payable as of June 30, 2007 to this vendor approximated $24,000.

The Company had purchases from one vendor in excess of 10% of total purchases for the six months ended June 30, 2006.  Purchases from this vendor approximated $132,000. There was no accounts payable as of June 30, 2006 to this vendor.

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

Overview

The following management discussion and analysis relates to the business of the Company and its subsidiaries, which develop, manufacture, and market rapid diagnostic tests that detect infectious diseases. The Company’s main products presently commercially available are three rapid tests for the detection of HIV antibodies in whole blood, serum and plasma samples, two of which were approved by the FDA in 2006; the third is sold for export only.  These products all employ single path lateral flow technology.   The Company also has a rapid test for Chagas disease (a parasitic disease endemic in Latin America) as well as a line of rapid tests for tuberculosis, including tests for tuberculosis in animals which is USDA approved.   The Company’s products are sold to medical laboratories and hospitals, governmental and public health entities, non-governmental organizations, medical professionals and retail establishments. Chembio’s products are sold either under the Company’s STAT PAK® or SURE CHECK ® registered trademarks or under the private labels of its marketing partners, such as is the case with the Clearview® label owned by Inverness Medical Innovations, Inc., which is the Company’s exclusive marketing partner for its rapid HIV test products in the United States.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 AS COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2006

Revenues:

Selected Product Categories:	For the three months ended
	June 30, 2007	June 30, 2006	$ Change	% Change
HIV	$2,148,528	$885,158	$1,263,370	142.73%
Chagas	25,450	458,188	(432,738)	-94.45%
Other	246,237	229,096	17,141	7.48%
Net Sales	2,420,215	1,572,442	847,773	53.91%

Research grant income	82,558	64,794	17,764	27.42%
Total Revenues	$2,502,773	$1,637,236	$865,537	52.87%

Revenues for our HIV tests during the three months ended June 30, 2007 increased over the same period in 2006.  This was primarily attributable to sales to Nigeria and to our distributor in the United States.  Sales of our Chagas product declined because a $1.2 million order received in 2006 was not repeated.  The increase in grant and development income of $18,000 was due to additional grants and feasibility studies received and earned in the second quarter of 2007.

Gross Margin:

Gross Margin related to Net Product Sales:	For the three months ended
	June 30, 2007	June 30, 2006	$ Change	% Change
Gross Margin per Statement of Operations	$991,900	$564,434	$427,466	75.73%
Less: Research grant income	82,558	64,794	17,764	27.42%
Gross Margin from Net Product Sales	$909,342	$499,640	$409,702	82.00%
Gross Margin %	37.57%	31.77%	5.80%

Increased quantities of product sales and increased average unit prices on product sales to our U.S. distributor combined to increase our gross margins.

Research and Development:

This category includes costs incurred for regulatory approvals, product evaluations and registrations.

Selected expense lines:	For the three months ended
	June 30, 2007	June 30, 2006	$ Change	% Change
Clinical & Regulatory Affairs:
Wages and related costs	$43,337	$41,202	$2,135	5.18%
Consulting	46,458	36,155	10,303	28.50%
Clinical Trials	10,440	23,233	(12,793)	-55.06%
Other	3,303	12	3,291	27423.17%
Total Regulatory	$103,538	$100,602	$2,936	2.92%

R&D Other than Regulatory:
Wages and related costs	$211,727	$179,250	32,477	18.12%
Consulting	12,850	-	12,850
Stock and Options (per SFAS 123R)	131,797	17,775	114,022	641.47%
Materials and supplies	92,517	36,588	55,929	152.86%
Other	30,725	17,250	13,475	78.12%
Total other than Regulatory	$479,616	$250,863	$228,753	91.19%

Total Research and Development	$583,154	$351,465	$231,689	65.92%

Expenses for Clinical & Regulatory Affairs for the three months ended June 30, 2007 remained about the same as the comperable period in 2006.

Expenses other than Clinical & Regulatory Affairs increased in the three months ended June 30, 2007 as compared with the same period in 2006 and were primarily related to an increase in the cost related to the value of common stock and the employee stock options issued to an employee pursuant to a contract.  The additional work related to grant income as well as the income from feasibility studies has resulted in an increase in our personnel and material costs.

Subject to cash availability, the Company currently plans to continue to increase its spending on research and development in 2007 because it believes such spending will result in the deployment of new and innovative products that are based on the newly patented DPP™ technology.

The Company has several Research & Development and Regulatory projects underway.  Some highlights include:

R&D - Dual Path Platform (DPP™)

Progress continues in developing prototypes employing the Dual Path Platform, including but not limited to a new HIV test which can be used with blood or oral fluid samples. This is where virtually our entire R&D effort is focused.  (In addition, we are doing some work in single path platforms with products that we can produce pursuant to our lateral flow license agreement with Inverness Medical Innovations, Inc. (Inverness)).  We are completing pre-clinical studies on this new DPP HIV test and are in preliminary discussions with potential marketing partners for this product. We are developing prototypes of certain other serological antibody detection tests for other infectious diseases.  These include but are not limited to the rapid test for Syphilis being developed pursuant to our Cooperative Research & Development Agreement with the United States Centers for Disease Control and the rapid tests for Leishmania and Leprosy that we are developing in collaboration with the Infectious Disease Research Institute (IDRI). We are also doing studies with IDRI related to a rapid tuberculosis test for humans.

During the second quarter we made significant progress in demonstrating the feasibility of DPP™ for the direct detection of viruses and antigens.  In connection with interest expressed by prospective marketing partners and licensees, we are now working on demonstrating the applicability of DPP™ to direct detection of bacteria as well.   On July 31, 2007 we announced a collaboration with Pall Corporation to demonstrate the feasibility of developing certain DPP™ applications.

Regulatory Activities

The Company received its first USDA approval during the second quarter of 2007 for manufacturing and marketing its Prima-TB STAT PAK™ test, a rapid test for the detection of active pulmonary tuberculosis in non-human primate whole blood samples. There is no assurance that commercialization will be successful.

In June 2007 we were notified that we will be recommended for ISO 13.485 certification.  ISO 13.485 is a directive of the International Standards Organization (ISO) that is specifically related to manufacturers of in-vitro diagnostic products. This certification is necessary to obtain CE (Community European) Markings for our products which are required in order to sell in most European countries, as well as many other countries in the world.  We presently intend to pursue CE Markings for all of our rapid HIV tests, rapid Chagas test, and potentially other products.   We anticipate that we will receive the official ISO 13.485 certification notice during the third quarter of 2007.

We are also pursuing FDA 510(k) clearance of our Chagas STAT-PAK™ which performed well in a nationwide screening program in Bolivia in 2006  We believe that the data that has been generated in field studies prior to and during this screening program  will substantially reduce the amount of time and cost necessary to obtain regulatory clearance.  We are currently compiling this data and expect to make significant progress on this during the balance of 2007.

We are completing a study concerning our two FDA-approved rapid HIV tests that are designed to enable the expansion of the age range of our two FDA approved rapid HIV tests beyond the current 18-64 year old range to 13 years of age.  We believe this study and associated submission, which will be a supplement to our Pre-Marketing Approval (PMA), will be completed during the next few months.  However there is no assurance that this study will be completed successfully or that the FDA will approve these additional claims based upon our submission.

Finally, we have successfully completed and submitted to the FDA the results of our untrained user studies in connection with our pending CLIA waiver application for the HIV barrel product marketed by Inverness under the name Clearview Complete HIV 1/2. We believe the results of these studies are well within the guidelines necessary for the granting of CLIA-waived status for this product which we anticipate before the end of 2007.  Nevertheless, there is no assurance such CLIA waiver will be granted.

Selling, General and Administrative Expense:

Selected expense lines:	For the three months ended
	June 30, 2007	June 30, 2006	$ Change	% Change
Wages and related costs	$345,729	$340,211	$5,518	1.62%
Consulting	76,446	69,528	6,918	9.95%
Commissons, License and Royalties	166,262	262,602	(96,340)	-36.69%
Options (per SFAS 123R)	57,729	59,609	(1,880)	-3.15%
Marketing Materials	24,281	10,482	13,799	131.64%
Investor Relations	47,400	121,716	(74,316)	-61.06%
Legal, Accounting and 404	144,369	235,239	(90,870)	-38.63%
Travel, Entertainment and shows	26,413	79,673	(53,260)	-66.85%
Bad Debt Allowance	(21,935)	7,226	(29,161)	-403.56%
Other	196,649	147,035	49,614	33.74%
Total S, G &A	$1,063,343	$1,333,321	$(269,978)	-20.25%

Selling, general and administrative expense decreased for the three months ended June 30, 2007 as compared to the same period in 2006.  This is primarily due to decreased commissions on the decrease in sales to Brazil and decreased sales of our Chagas tests.  The settlement of the litigation with Statsure Diagnostics Systems, Inc. in September of 2006 contributed to the decrease in legal costs.  Our periodic review of our allowance for doubtful accounts resulted in a reduction of the allowance in the second quarter of 2007.  In addition we reduced our spending on investor relations as compared to last year.

As the Company’s sales of its rapid test products increase, we will incur increased costs for commissions and royalties on intellectual property licenses.

Other Income and Expense:

Other Income and Expense	For the three months ended
	June 30, 2007	June 30, 2006	$ Change	% Change
Other income (expense)	$(12,146)	$5,000	$(17,146)	-342.92%
Interest income	42,589	289	42,300	14636.68%
Interest expense	(1,702)	(12,312)	10,610	-86.18%
Total Other Income and Expense	$28,741	$(7,023)	$35,764	-509.24%

Interest income for the three months ended June 30, 2007 increased due to the additional availability of funds to invest.  Other income (expense) in 2007 of $12,146 was for a retirement of an asset as compared to a $5,000 gain on the sale of an asset received in 2006.  Several of our operating leases are approaching the end of their terms accordingly interest expense has decreased.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007 AS COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2006

Revenues:

Selected Product Categories:	For the six months ended
	June 30, 2007	June 30, 2006	$ Change	% Change
HIV	$3,959,893	$1,422,842	$2,537,051	178.31%
Chagas	30,020	941,761	(911,741)	-96.81%
Other	455,624	376,908	78,716	20.88%
Net Sales	4,445,537	2,741,511	1,704,026	62.16%

Research grant income	95,556	133,392	(37,836)	-28.36%
Total Revenues	$4,541,093	$2,874,903	$1,666,190	57.96%

Revenues for our HIV tests during the six months ended June 30, 2007 increased over the same period in 2006.  This was primarily attributable to sales to Africa and to our distributor in the United States.  Sales of our Chagas product declined because a $1.2 million order received in 2006 was not repeated.  The decrease in grant and development income was due to certain grants received in 2006 that weren’t continued or awarded in 2007.

Gross Margin:

Gross Margin related to Net Product Sales:	For the six months ended
	June 30, 2007	June 30, 2006	$ Change	% Change
Gross Margin per Statement of Operations	$1,651,718	$999,973	$651,745	65.18%
Less: Research grant income	95,556	133,392	(37,836)	-28.36%
Gross Margin from Net Product Sales	$1,556,162	$866,581	$689,581	79.57%
Gross Margin %	35.01%	31.61%	3.40%

Increased quantities of our product sales and increased average unit prices on product sales to our U.S. distributor combined to increase our gross margins.

Research and Development:

This category includes costs incurred for regulatory approvals, product evaluations and registrations.

Selected expense lines:	For the six months ended
	June 30, 2007	June 30, 2006	$ Change	% Change
Clinical & Regulatory Affairs:
Wages and related costs	$90,259	$78,878	$11,381	14.43%
Consulting	57,732	46,655	11,077	23.74%
Clinical Trials	11,940	45,317	(33,377)	-73.65%
Other	4,698	7,766	(3,068)	-39.51%
Total Regulatory	$164,629	$178,616	$(13,987)	-7.83%

R&D Other than Regulatory:
Wages and related costs	$406,045	$359,538	46,507	12.94%
Consulting	22,934	-	22,934
Stock and Options (per SFAS 123R)	132,505	47,975	84,530	176.20%
Materials and supplies	109,669	108,805	864	0.79%
Other	66,102	49,337	16,765	33.98%
Total other than Regulatory	$737,255	$565,655	$171,600	30.34%

Total Research and Development	$901,884	$744,271	$157,613	21.18%

Expenses for Clinical & Regulatory Affairs for the six months ended June 30, 2007 decreased as compared to the same period in 2006. This was primarily due to clinical trials performed in 2006 that were not repeated in 2007.

Expenses other than Clinical & Regulatory Affairs increased in the six months ended June 30, 2007 as compared with the same period in 2006 and were primarily related to an increase in the cost related to the value of common stock and employee stock options issued to an employee pursuant to a contract.  The additional work related to grant income as well as the income from feasibility studies has resulted in an increase in our personnel and material costs.

Selling, General and Administrative Expense:

Selected expense lines:	For the six months ended
	June 30, 2007	June 30, 2006	$ Change	% Change
Wages and related costs	$722,112	$667,007	$55,105	8.26%
Consulting	110,645	146,606	(35,961)	-24.53%
Commissons, License and Royalties	373,272	509,530	(136,258)	-26.74%
Options (per SFAS 123R)	73,429	135,893	(62,464)	-45.97%
Marketing Materials	41,790	13,912	27,878	200.39%
Investor Relations	95,227	268,429	(173,202)	-64.52%
Legal, Accounting and 404	392,509	510,980	(118,471)	-23.19%
Travel, Entertainment and shows	50,524	129,403	(78,879)	-60.96%
Bad Debt Allowance	(11,210)	6,878	(18,088)	-262.98%
Other	467,271	242,330	224,941	92.82%
Total S, G &A	$2,315,569	$2,630,968	$(315,399)	-11.99%

Selling, general and administrative expense decreased for the six months ended June 30, 2007 as compared to the same period in 2006.  This is primarily due to reduced spending on investor relations and decreased commissions on the decrease in sales of both our Chagas tests as well sales to Brazil.  The settlement of the litigation with Statsure Diagnostics Systems, Inc. in September of 2006 contributed to the decrease in legal costs.  Our periodic review of our allowance for doubtful accounts resulted in a reduction of the allowance in June of 2007.

As the Company’s sales of its rapid test products increase, it will incur increased costs for commissions and royalties on intellectual property licenses.

Other Income and Expense:

Other Income and Expense	For the six months ended
	June 30, 2007	June 30, 2006	$ Change	% Change
Other income	$120,862	$5,000	$115,862	2317.24%
Interest income	94,910	886	94,024	10612.19%
Interest expense	(4,699)	(21,710)	17,011	-78.36%
Total Other Income and Expense	$211,073	$(15,824)	$226,897	-1433.88%

Interest income for the six months ended June 30, 2007 increased due to the additional availability of funds to invest.  In addition the Company received $133,000 in 2007, net of expenses, from New York State related to a program for qualified emerging technology companies, which was partially offset by the retirement of a fixed asset in 2007 of $12,000 resulting in the increase in other income.  Several of our operating leases are approaching the end of their terms, accordingly, interest expense has decreased.

LIQUIDITY AND CAPITAL RESOURCES

	For the six months ended
	June 30, 2007	June 30, 2006	$ Change	% Change
Net cash used in operating activities	$(1,064,863)	$(832,331)	$(232,532)	27.94%
Net cash used in investing activities	(151,574)	(267,553)	115,979	-43.35%
Net cash (used in) provided by financing activities	(110,175)	2,157,034	(2,267,209)	-105.11%
NET (DECREASE) INCREASE IN CASH	$(1,326,612)	$1,057,150	$(2,383,762)	-225.49%

The Company had a decrease in cash for the six months ended June 30, 2007 as compared to an increase in cash the same period in 2006. The decrease during the 2007 six-month period is primarily attributable to the Company’s operating loss with no offsetting proceeds from financings.  The increase during the 2006 six-month period was primarily due to cash from the sale of additional Series B Preferred of $1,000,000 and proceeds from a bridge loan of $1,300,000, both received in 2006, whereas there was no equity financing done in the 2007 period.

The Company had a working capital surplus of $4,009,000 at June 30, 2007 and a working capital surplus of $5,113,000 at December 31, 2006.  The Company believes its resources are sufficient to fund its needs through the end of 2007 and into early 2008.  Its liquidity and cash requirements will depend on several factors. These factors include (1) the level of revenue growth; (2) the extent to which, if any, that revenue growth improves operating cash flows; (3) the Company’s investments in research and development, facilities, marketing, regulatory approvals, and other investments it may determine to make; and (4) the Company’s investment in capital equipment and the extent to which this investment improves cash flow through operating efficiencies.  There are no assurances that the Company will be successful in raising additional capital if needed.

The following table lists the future payments required on the Company’s debt and any other contractual obligations as of June 30, 2007:

OBLIGATIONS	Total	Less than	1-3 Years	4-5 Years	Greater than
		1 Year			5 Years
Capital Leases (1)	$166,728	$50,825	$86,414	$27,840	$1,649
Operating Leases	234,960	128,160	106,800	-	-
Other Long Term Obligations(2)	1,093,333	516,833	495,500	27,000	54,000
Total Obligations	$1,495,021	$695,818	$688,714	$54,840	$55,649

(1)	This represents capital leases used to purchase capital equipment. (Obligations inclusive of interest).
(2)	This represents contractual obligations for fixed cost licenses and employment contracts.

RECENT DEVELOPMENTS AND CHEMBIO’S PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

In 2007, our business has been undergoing a significant shift as we begin to realize higher margins from revenues in the developed world markets (initially the US) from our FDA-approved rapid HIV tests, and from our USDA-approved Veterinary Tuberculosis tests.  We also are making significant strides in developing business opportunities for our DPP™ technology.

During the second quarter of 2007, we continued to aggressively pursue our Dual Path Platform (DPP™) business development activities with a number of well known companies.  We had engaged a senior executive and a consulting firm to further this process.  New opportunities are being added to our pipeline as a result of these efforts and from our recent participation in the American Association of Clinical Chemistry annual meeting in July 2007.  Our principal DPP™ business strategy is to leverage our new DPP™ intellectual property to develop collaborations that utilize our demonstrated development, regulatory approval, and manufacturing capabilities with organizations that have strong marketing and distribution capabilities, similar to what we have done with Inverness and our FDA approved rapid HIV tests.  We are in discussions with several entities under non-disclosure agreements in connection with potential applications for DPP™ in all of these areas.

As an adjunct to this principal strategy for our DPP™ technology, we plan to bring certain products that we are developing on the DPP™ platform through regulatory approval under the Chembio brand.  This will help us to achieve a manufacturing scale-up of DPP™, showcase the features and benefits of DPP™ in the market, create Chembio brand equity, and of course generate additional revenues from product sales in a defined time-frame.  We are currently considering which products we will select for this adjunct strategy.

We believe successful execution of this strategy is crucial to our long-term success, and we believe we will be successful.

On September 29, 2006, the Company executed several agreements by and among the Company, Inverness Medical Innovations, Inc. (“Inverness”) and StatSure Diagnostic Systems, Inc. (“StatSure”).  Pursuant to these agreements, Inverness markets the Company’s then-existing FDA-approved rapid HIV tests, Chembio received a nonexclusive license to Inverness’ lateral flow patents, and the Company and StatSure settled their patent litigation.  The distribution agreements contain gross margin sharing formulae among Inverness, the Company and StatSure.  In addition, the Company has the exclusive right and duty to manufacture the products marketed by Inverness under all the agreements, and it has the right to subcontract manufacturing, but not sublicense or subcontract its rights or obligations.  The specific terms of these agreements are available for review in the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2006 (SEC Accession No. 000085), which is incorporated by reference herein.

Inverness has launched the two rapid HIV tests in the United States during the first quarter of 2007 and we are pleased with the results of their efforts thus far.  We believe that their distribution network in the point of care markets for HIV tests, namely the hospital emergency departments, public health clinics, and physician’s offices, is outstanding and superior to the networks of the two other CLIA-waived competitive products, and that they are beginning to successfully penetrate these market segments with our products.  Their sales are aimed both at expansion of the market (creating new rapid HIV testing sites) as well as conversion of accounts from competitive products.  We believe that CLIA waiver for the HIV barrel product (Clearview Complete HIV 1/2) and FDA approval of the supplemental age claim described above (see Research & Development – Regulatory Projects), will provide a significant catalyst for further market penetration and expansion.

We continue to be successful in certain international markets, but as previously reported, due to the uncertainty, and the increasingly competitive nature of these markets, in June 2007 we made the decision to reduce certain sales and marketing expenses related to the East Africa market. Nevertheless, we remain engaged in and still believe we can have success in these markets.  During the second quarter we signed a contract with the Partnership for Supply Chain Management (“PSCM”) based in Washington D.C.  PSCM is the organization now charged with centralizing procurement, distribution, logistics and forecasting under the United States President’s Emergency Plan for AIDS Relief (“PEPFAR”) and other donor-funded relief programs in the developing world.    Our sales to the PEPFAR program will increasingly be through this organization, and we believe that this is a positive development. However, sales into PEPFAR countries still largely depend upon being selected in national testing protocols.  Currently our STAT-PAK test is designated as the confirmatory test in all of the national rapid HIV testing protocols in the Republic of Uganda, and in  four of the eight parallel testing algorithms (two tests are used on each patient) adopted by the Nigerian Ministry of Health.  Progress in being selected in additional countries is unpredictable and very price competitive.

In January 2006, we were one of four companies selected by the Clinton Foundation HIV/AIDS Initiative (“CHAI”) to make available low-cost rapid HIV tests in order to more quickly and cost effectively achieve treatment objectives. Under the CHAI agreement, we have agreed to offer our HIV STAT-PAK Dipstick, our lowest cost rapid HIV test product, at a reduced price in the expectation that the Company will receive significant order volume not otherwise obtainable.  However, after over a year and a half since our being selected by CHAI, we are yet to realize any tangible results from this.  If these order volumes are not realized, we have the right to terminate the agreement or renegotiate pricing.  We are the only United States-based manufacturer of the four companies in this agreement.  The CHAI Procurement Consortium is currently comprised of more than 50 countries in Africa, Asia, Eastern Europe, Latin America and the Caribbean that have Memoranda of Understanding (MOUs) with CHAI.    There is no commitment or assurance that our activities through CHAI will materialize into meaningful sales.

Numerous other distribution opportunities are being pursued directly by Chembio for its HIV 1/2 STAT PAK cassette and dipstick tests outside the United States, and progress is being made.  However there can be no assurance that these efforts will result in successful distribution arrangements.

During the first and second quarters of 2007 we have continued to sell our HIV barrel product under our Sure Check® brand to our distributor in Mexico, a division of Bio-Rad Laboratories, Inc.  In addition to the approximately 600,000 units we shipped during the first quarter of 2007, an additional 150,000 units were shipped during the second quarter of 2007.  This distribution arrangement, which was the one exception to our otherwise global exclusive agreement with Inverness for this product, was to terminate as of the anniversary date of our agreement with Inverness on September 29, 2007.  However, during the second quarter of 2007 Inverness agreed to extend this carve-out for at least another year, or through September 2008.  We believe that the program we announced last fall for the use of our test in a nationwide screening program in Mexico will be renewed, but there can be no assurance that it will.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual stockholder meeting on June 21, 2007, stockholders elected directors of the Company to serve until the next annual meeting of stockholders or until their respective successors are elected and qualified, and the stockholders also ratified the selection of Lazar Levine & Felix LLP as the Corporation’s independent registered certified accountants to audit the Company’s financial statements as of and for the year ending December 31, 2007.

Proposal #1:– Election of Directors	Alan Carus	Kathy Davis	Dr. Gary Meller	Lawrence A. Siebert
For	7,538,858	7,543,858	7,436,665	7,534,680
Withheld	327,792	322,792	429,985	331,970
Abstain/broker non votes	3,977,365	3,977,365	3,977,365	3,977,365

Proposal	Ratifying Lazar Levine & Felix LLP as the Company’s Independent Registered Certified Accountants	Vote to Adjourn Or Postpone the meeting	Vote on Other Business
For	7,778,951	7,428,116	7,325,871
Withheld	40,022	171,687	337,320
Abstain/broker non votes	4,025,042	4,244,212	4,180,824

ITEM 6. EXHIBITS.

3.1	Articles of Incorporation, as amended. (3)
3.2	Bylaws. (1)
3.3	Amendment No. 1 to Bylaws dated May 3, 2004. (2)
4.1	Form of Warrant, dated June 29, 2006, issued pursuant to Company’s sale of Secured Debentures. (4)
4.2	Registration Rights Agreement, dated June 29, 2006. (4)
4.3	Certificate of Designation of Preferences, Rights and Limitations of Series C 7% Convertible Preferred Stock of the Registrant. (6)
4.4	Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series C 7% Convertible Preferred Stock of the Registrant (6)
4.5	Registration Rights Agreement, dated as of September 29, 2006, by and among the Registrant and the Purchasers listed therein. (6)
4.6	Registration Rights Agreement, dated as of October 5, 2007 by and among the Registrant and the Purchases listed therein. (6)
4.7	Form of Common Stock Purchase Warrant issued pursuant to the Securities Purchase Agreement dated September 29, 2006. (6)
10.1	Employment Agreement dated June 15, 2006 with Lawrence A. Siebert. (5)
10.2	Securities Purchase Agreement, dated June 29, 2006, among the Company and purchasers of the Company’s Secured Debentures. (4)
10.3	Form of Secured Debenture, dated June 29, 2006. (4)
10.4	Security Agreement, dated June 29, 2006, among the Company, Chembio Diagnostic Systems, Inc., and purchasers of the Company’s Secured Debentures. (4)
10.5	Subsidiary Guarantee, dated June 29, 2006, made by Chembio Diagnostic Systems, Inc., in favor of Purchasers of the Company’s Secured Debentures. (4)
10.6	Securities Purchase Agreement, dated as of September 29, 2006, by and among the Registrant and the Purchasers listed therein. (6)
10.7	Securities Purchase Agreement, dated as of October 5, 2006, by and among the Registrant and the Purchases listed therein. (6)
10.8	Letter of Amendment to Securities Purchase Agreements dated as of October 5, 2006 by and among the Registrant and the Purchasers listed therein. (6)
10.9	HIV Barrel License, Marketing and Distribution Agreement, dated as of September 29, 2006, by and among the Registrant, Inverness and StatSure. (7)
10.10	HIV Cassette License, Marketing and Distribution Agreement, dated as of September 29, 2006, between the Registrant and Inverness. (7)
10.11	Non-Exclusive License, Marketing and Distribution Agreement, dated as of September 29, 2006, between the Registrant and Inverness. (7)
10.12	Joint HIV Barrel Product Commercialization Agreement, dated as of September 29, 2006, between the Registrant and StatSure. (7)
10.13	Settlement Agreement, dated September 29, 2006, between the Registrant and StatSure. (7)
10.14	Employment Agreement, dated April 23, 2007, with Javan Esfandiari (8)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
(4) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on July 3, 2006.
(5) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on June 21, 2006.
(6) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on October 5, 2006 (SEC Accession No. 000083).
(7) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on October 5, 2006 (SEC Accession No. 000085).
(8) Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed with the Commission on May 3, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chembio Diagnostics, Inc.

Date:	August 9, 2007	By: /s/ Lawrence A. Siebert
Lawrence A. Siebert
Chief Executive Officer (Principal Executive Officer)

Date:	August 9, 2007	By: /s / Richard J. Larkin
Richard J. Larkin
Chief Financial Officer (Principal Financial and Accounting Officer)