Form 10KSB
period 2007-12-31
CHEMBIO DIAGNOSTICS, INC.
filed 2008-03-12
CIK 1092662

U.S. Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year endedDecember 31, 2007

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
Yes __ No _X_

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes __ No _X_

State issuer’s revenues for its most recent fiscal year:  $9,230,948.

As of March 5, 2008, the registrant had 60,537,534 common shares outstanding, and the aggregate market value of the common shares held by non-affiliates (*) was approximately $5,247,000.  This calculation is based upon the closing sale price of $0.21 per share on March 5, 2008.

* Without asserting that any of the issuer’s directors or executive officers, or the entities that own 35,552,013 shares of common stock are affiliates, the shares of which they are beneficial owners have been deemed to be owned by affiliates solely for this calculation.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “intends,” “estimates,” “predicts,” “potential,” “continues,” “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” or the negative of these terms or other comparable terminology, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements.  These factors include our; research and development activities, distributor channel; compliance with regulatory impositions; and our capital needs. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Except as may be required by applicable law, we do not undertake or intend to update or revise our forward-looking statements, and we assume no obligation to update any forward-looking statements contained in this report as a result of new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in this report under “Part I, Item 1, Description of Business - Risk Factors.”

General

Chembio Diagnostics, Inc. (the “Company”) and its subsidiaries develop, manufacture and market rapid diagnostic tests that detect infectious diseases. The Company’s main products presently commercially available are three rapid tests for the detection of HIV antibodies in whole blood, serum and plasma samples, two of which were approved by the FDA in 2006.  These products employ single path lateral flow technology which we have licensed from Inverness Medical Innovations, Inc. (“Inverness”), which is also our exclusive marketing partner for those two products in the United States under its Clearview® brand.  Inverness launched its marketing of these products in the United States in February 2007.  Chembio’s two HIV STAT-PAK® rapid HIV tests are marketed outside the United States through different partners and channels under license from Inverness. We also have a rapid test for Chagas disease (a parasitic disease endemic in Latin America) and two rapid tests for detecting tuberculosis antibodies in animals for which we have received USDA approval.

On March 13, 2007, we were issued United States patent #7,189,522 for our Dual Path Platform (DPP™) rapid test system.  Additional patent protection for DPP™ is pending worldwide.  DPP™ enables Chembio to participate in the growing point of care diagnostics market with a patent-protected point-of-care platform technology.  The independent sample strip on our DPP™ devices enables the development of products whose performance we believe exceeds that of comparable tests developed on a single path lateral flow platform.  We therefore believe that as a result of the patent protection we now have with DPP™, we have a significant opportunity to develop and/or license many new rapid tests in a number of fields including but not limited to infectious diseases.  During both 2007 and 2008 year to date we have made significant progress in establishing commercial opportunities for this new platform that are now in development (see Research and Development”). We have  completed initial development of an oral fluid HIV test on this new platform and are currently conducting pre-clinical studies on this product  We believe the DPP™ provides significant advantages over standard single path lateral flow assays particularly where challenging sample matrices, such as oral fluid, are involved, or where multiplexing is desired.  We are developing all of our new products using this platform.  Our strategy for the development of this platform technology is also dual; we are entering into exclusive collaborations with large marketing partners for whom we will develop and manufacture products on the DPP™ and we are developing our own products that we may choose to market through selected distribution partners either under a Chembio or other brand.

Our products are sold to medical laboratories and hospitals, governmental and public health entities, non-governmental organizations, and medical professionals. Our products are sold either under our STAT-PAK® or SURE CHECK® registered trademarks and/or the private labels of our marketing partners, such as is the case with the Inverness Clearview® label for our rapid HIV tests in the United States.

Rapid HIV Tests
The major component of our revenue growth in 2007 was increased sales of our rapid HIV tests, and most of that increase was a result of our entry into the US rapid HIV test market as a result of the launch of our tests by Inverness.  A large percentage of individuals that are HIV positive worldwide are unaware of their status. Part of the reason for this is that even those that do get tested in public health settings will often not return or call back for their test results when samples have to be sent out to a laboratory that can take at least several days to process.  The increased availability, greater efficacy and reduced costs for anti-retroviral treatments (ARVs) for HIV is also having a tremendous impact on the demand for testing, as the stigma associated with the disease is lessened and the ability to resume normal activities is substantially improved. All three of our rapid HIV tests are qualitative “yes/no” tests for the detection of antibodies to HIV 1 & 2 with results available within approximately 15 minutes.  The tests differ principally only in the method of sample collection and test procedure, flexibility with different sample types, and cost of manufacture. Our rapid HIV tests have been marketed under our SURE CHECK® and STAT-PAK® trademarks.  Pursuant to our agreement with Inverness Medical Innovations, Inc., the SURE CHECK® product is now being marketed globally (with limited exceptions) by Inverness as Clearview® Complete HIV 1/2 and the cassette format of our STAT-PAK (we also have a third product known as HIV 1/2 STAT-PAK dipstick) is now being marketed by Inverness in the United States as Clearview® HIV 1/2 STAT-PAK®.  We continue to market our STAT-PAK® cassette and dipstick outside the United States through other marketing channels.

Regulatory Status:

Rapid HIV Tests

The FDA approved our Pre-Market Applications for our SURE CHECK HIV 1/2 (now Inverness’ Clearview® Complete HIV 1-2 worldwide) and HIV 1/2 STAT-PAK (now Inverness’ Clearview® HIV 1/2 STAT-PAK in the United States only) products on May 25, 2006.  A Clinical Laboratory Improvement Act (“CLIA”) waiver was granted by the FDA for the HIV 1/2 STAT-PAK on November 20, 2006.  Labeling changes to the Inverness Clearview® brands for both products were approved during the first quarter of 2007.   CLIA waiver for the Clearview® Complete HIV 1-2 was granted on October 22, 2007.  CLIA waiver is required in order to market the products in public health clinics and physicians’ offices where the level of training is traditionally less than the training at clinical laboratories and hospitals.  Public health clinics and physicians’ offices now constitute the largest portion of the available market for our products. Our third rapid HIV test, HIV 1/2 STAT-PAK Dipstick, though not FDA approved, qualifies under FDA export regulations to sell, subject to any required approval by the importing country, to customers outside the United States. The dipstick product is our most competitively priced version of our three rapid HIV tests, and was designed primarily for resource-constrained, donor-funded markets that have large test volume needs.   In 2006 we made certain improvements to this product so that it could be run flat on an adhesive backing card as an alternative to being dipped in a vial containing the sample and buffer solution.  This change made the product procedure similar to a cassette format with less cost than those associated with producing the cassette format.

Although we have received approval from a number of potential importing countries for all three of our HIV tests, Brazil, Mexico, Nigeria, Ethiopia and Uganda are the only countries in which we have realized significant sales.  As a result of favorable evaluations of our HIV 1/2 STAT-PAK and HIV 1/2 STAT-PAK Dipstick products by the World Health Organization (the “WHO”), these products are qualified for procurements from programs funded by the United Nations and their partners’ programs.  All three of our HIV tests have qualified for procurements under the President’s Emergency Plan for AIDS Relief (“PEPFAR”).

Partners Involved in the Products:

On September 29, 2006 we executed marketing and license agreements with Inverness.   These agreements provide for the marketing of our rapid HIV tests in the United States; the agreements also grant us a license to Inverness’ single path lateral flow patents that may be applicable to our other products, including those that we had under development at the time of the grant.  As part of these agreements we settled litigation that had been ongoing with another company, StatSure Diagnostics, Inc., relating to the barrel device that is incorporated into our Sure Check® (now Inverness Clearview Complete) HIV 1/2 product.

In September 2005 we were designated as the confirmatory test in Uganda’s national rapid testing protocol.  In February 2006 our HIV 1/2 STAT-PAK® was designated by the Nigerian Ministry of Health in four out of the eight screening protocols in the Nigerian Interim Rapid Testing Algorithm.  In February 2008, Nigeria changed from a parallel algorithm to a serial algorithm, and this designation was changed to that of a confirmatory test.  In October, 2007 our HIV 1/2 STAT-PAK® was designated by the Ethiopian Ministry of Health as the confirmatory test in that country’s national rapid testing algorithm.  We have identified and/or appointed distributors in these and other countries in Africa so that we are positioned to service those new markets if we are selected in their national testing protocols. Our focus is on those African countries that are receiving funding from PEPFAR and other large relief programs.

In November 2006, we received an order for 990,000 units of our Sure Check product from our distributor in Mexico, a division of Bio-Rad Laboratories, Inc. This distribution agreement is the one exception to our otherwise global exclusive agreement with Inverness as it relates to this product. Approximately one-half of this order was shipped during the fourth quarter of 2006 and the balance was shipped during the first quarter of 2007.   Additional orders were received and shipped during the first and second quarters of 2007 in the amount of approximately $600,000.  Absent other arrangements, which are under discussion this exception to Inverness’ global exclusivity will be eliminated on September 29, 2008.

We have established or are establishing distributors in a number of other markets where we believe there is or will be a significant market opportunity for our products.

CHAGAS RAPID TEST

We have a rapid test for the detection of antibodies to Chagas disease.  This product, Chagas STAT-PAK, was developed in collaboration with a consortium of leading researchers in Latin America that have granted us an exclusive license to their recombinant antigens.  In January 2006, the Company received a $1.2 million order from the Pan American Health Organization to supply its Chagas disease rapid tests for a screening program in Bolivia.  These tests were delivered in the first three quarters of 2006.  The Pan American Health Organization (the “PAHO”), headquartered in Washington D.C., is affiliated with the WHO, and this procurement was used to implement a nationwide Chagas screening program for all children under the age of 10 in endemic regions of Bolivia.  Although the Company is actively looking at developing additional business opportunities for this product in those regions of Latin America that are impacted by this disease, these opportunities must be funded by donors such as the PAHO.  The private commercial market for this disease is very limited.   We do anticipate completing the requirements for obtaining a CE mark (Community European) for this product, and registration in Mexico, which may provide additional sales opportunities. This certification is necessary to obtain CE Markings for our products which are required in order to sell in most European countries, as well as many other countries in the world.

Other Products

In 2007 our facility was licensed by the USDA to manufacture and market two products for veterinary tuberculosis. Revenues from these products have not been material and the market opportunity for the products approved thus far is limited due to certain restrictions placed on sales by the USDA pending further discussions.  The USDA manufacturing facility approval is however very material to our being able to pursue collaborations to develop and manufacture other veterinary products on our DPP™ platform that would be marketed  by companies that are engaged in these markets, and we are actively pursuing such collaborations. We also are involved in the development of several new products, for our own account and for others pursuant to existing and pending agreements as described below under “Research and Development”.

Lateral Flow Technology

All of our commercially available current products employ single path lateral flow technology. Lateral flow, whether single or dual path, generally refers to the process of a sample flowing from the point of application on a test strip to provide a test result on a portion of a strip downstream from either the point of application of the sample or of another reagent.  Single path lateral flow technology is well established and widely applied in the development of rapid diagnostic tests.  The functionality of our lateral flow tests is based on the ability of an antibody to bind with a specific antigen (or vice versa) and for the binding to become visible through the use of the colloidal gold and/or colored latex that we use in our products.  The colloidal gold or the colored latex produces a colored line if the binding has occurred (the test line), in which case it means there has been a reactive or positive result.  In any case, a separate line (the control line) will appear to confirm that the test has been validly run in accordance with the instructions for use.

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

On March 13, 2007, we were issued United States patent number #7,189,522 describing a Dual Path Immunoassay system which we believe provides several advantages over standard single path lateral flow test systems (See “Intellectual Property”).  We believe that this system, which we refer to as DPP™ (for Dual Path Platform), provides the Company with significant new product development and licensing opportunities.

During 2007 we entered a collaborative agreement with Alverix, which was formerly a business unit of Avago Technologies.  Alverix has developed cost-effective reflectance and fluorescent readers that can objectively measure, quantify, record and report test results. The readers have been customized and private labeled for us to use with our DPP™ cassette.  We believe that combining DPP™ with this reader feature will help to broaden the potential market applications of DPP™.

Target Market

Rapid HIV Tests

We believe that the September 2006 recommendations by the United States Centers for Disease Control (“CDC”) that called for testing for HIV as part of routine medical care in the United States and that reversed a long standing policy of informed consent will drive the demand for testing in the United States.   Similarly, because HIV medicines have become much less expensive and more widely available, unprecedented multi-billion dollar financial commitments have been made for prevention, treatment and care.  For example, the largest commitment ever to funding the fight against the epidemic in Africa and other countries was authorized by President Bush in 2003.  This was a five-year, fifteen billion dollar program known as the President’s Emergency Plan for AIDS Relief, or PEPFAR.  PEPFAR is now expected to be re-authorized for another five years beginning in fiscal 2009.  In January 2008, President Bush stated in his State of the Union Address that PEPFAR “II” should be doubled to $30 billion.  On February 27, 2008, the  Foreign Affairs Committee of the United States House of Representatives approved the reauthorization of PEPFAR in the amount of $50 billion.  Approval by the U.S. House of Representatives, the Senate, and President is pending. The other large funding source for HIV testing, care and treatment is the Global Fund for AIDS, Tuberculosis and Malaria.  This fund is primarily supported by the United States (21.9% of which is appropriated from PEPFAR), the European community, Japan and certain other countries.

According to UNAIDS, as of the end of 2007, there were an estimated 33.2 million people living with HIV/AIDS worldwide. There were nearly 2.5 million new infections in 2007 and 2.1 million AIDS-related deaths in 2007. In order for more infected individuals to gain access to life-saving treatments, treatments that are made increasingly available by PEPFAR and other large bilateral and multilateral donor funded programs, testing and early detection will need to increase.  Therefore, based upon the treatment goals of PEPFAR and other large programs, we believe that there will be a funded increasing global demand for several hundred million rapid HIV tests for the foreseeable future.

The marketing of our FDA-approved rapid HIV tests in the United States was launched by Inverness during the first quarter of 2007. In the United States the need for rapid HIV tests has been developing first in the public health and hospital emergency room segments, and also in the physicians’ office laboratories.   There are approximately 20-25 million HIV tests performed in clinical settings in the United States.   Rapid HIV tests account for approximately 20-25% of this market, or approximately 5-6 million tests.  We believe that the total number of HIV tests will continue to grow, and that the share available to rapid HIV tests will also grow.

Chagas Rapid Test

Chagas disease is endemic only in regions of Latin America  where  there are an estimated 16-18 million existing Chagas disease cases, resulting in approximately 20,000 deaths annually, and an estimated 300,000 new cases each year.  Chagas disease is transmitted by a parasitic bug which lives in cracks and crevices of poor-quality houses usually in rural areas, through blood transfusions or congenitally from infected mother to fetus.  There is an effective therapy available to treat the early chronic phase, but this therapy only eliminates the infection if it is administered to children that are diagnosed with the disease.

Other Products

Veterinary Tuberculosis Tests

Tuberculosis in animal species can become a significant problem either because of potential transmission to humans, costs in lost agricultural productivity or because of the cost of the animal species themselves.  For example, nonhuman primates used in research or in zoos are quite costly, and whole colonies can be lost if transmission is not effectively controlled through routine and accurate diagnosis. In 2007 we received approval from the USDA to manufacture and market our single path lateral-flow test for the detection of TB in Non-Human Primates (PrimaTB STAT-PAK™).  The test can use serum, plasma, or whole blood, is simple and easy to use, has up to a 12-month shelf life at room temperature (RT) storage, and provides results within 20 minutes.  This compares to the only currently available technology, the eye-lid tuberculin test, which is inconvenient, subjective, and unreliable.

Marketing Strategy

Our marketing strategy is to:

•
Support, review and assess the marketing and distribution efforts of our rapid HIV tests by Inverness Medical Innovations, Inc.  Inverness, which is a leading marketer of point of care diagnostic products, has significantly expanded its distribution footprint since we signed our agreement with them, and we believe that this will enhance opportunities for them to market our rapid HIV tests. In particular, Inverness has been very active in acquiring point of care product lines serving hospital emergency rooms and physicians’ offices.

•
Leverage our DPP™ intellectual property and regulated product development and manufacturing experience to create new collaborations where Chembio can be the exclusive development and manufacturing partner with world class marketing partners. Beginning with our Cooperative Research Development Agreement entered into in November 2006 with the United States Centers for Disease Control, we have entered several new collaborations related to DPP™ that are described below (see “Research & Development”).

•	Develop a small number of Chembio brand DPP™ products that capitalize on the advantages of this newly patented point of care technology and select distribution partners for such products.

Competition

The diagnostics industry is a multi-billion dollar international industry and is intensely competitive.  Many of our competitors are substantially larger and have greater financial, research, manufacturing and marketing resources.

Industry competition in general is based on the following:

•	Scientific and technological capability;

•	Proprietary know-how;

•	The ability to develop and market products and processes;

•	The ability to obtain FDA or other required regulatory approvals;

•	The ability to manufacture products that meet applicable FDA requirements, (i.e. FDA’s Quality System Regulations) (see Governmental Regulation section);

•	The ability to manufacture products cost-effectively;

•	Access to adequate capital;

•	The ability to attract and retain qualified personnel; and

•	The availability of patent protection.

We believe our scientific and technological capabilities and our proprietary know-how relating to lateral flow rapid tests, particularly tests for detection of antibodies to infectious diseases such as HIV and Chagas disease, are very strong.

Our ability to develop and market other products is in large measure dependent on our having additional resources and/or collaborative relationships.  Some of our product development efforts have been funded on a project or milestone basis.  We believe that our proprietary know-how in lateral flow technology has been instrumental in our obtaining the collaborations we have and that we continue to pursue.  The patent protection that we now have with our Dual Path Platform™ should enhance our ability to develop more profitable collaborative relationships and to license out the technology.

We believe our regulatory achievements are a strong asset for developing new products collaborations. There are only three companies that have approved PMA’s for lateral flow rapid tests, all HIV tests: Trinity Biotech (Ireland), Orasure Technologies, Inc. (PA) and Chembio.  We believe that this is a significant competitive advantage when considering new products and collaborations.   During 2006 and 2007 we obtained two  CLIA waivers for each of our FDA PMA approved  HIV tests.  These products therefore represent two of the four CLIA waived rapid HIV tests.  Also, during 2007 we received facility and product licenses from the USDA, and became certified under ISO 13.485.This combination of regulatory credentials is unique.

Our access to capital is much less than that of several of our competitors, and this is a competitive disadvantage.  We believe however that our access to capital may increase if we continue our trend of improved sales and operating results.  Establishment of collaborations for our DPP™ with large companies should provide us with additional credibility in the investment community and may also facilitate our access to strategic capital. The simplification of our capital structure that was completed in December 2007 should also improve our access to capital (See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview).

To date, we believe we have been competitive in the industry in attracting and retaining qualified personnel.  Because of the greater financial resources of many of our competitors, we may not be able to compete effectively for the same individuals to the extent that a competitor uses its substantial resources to attract any such individuals.

We have been able to obtain patent protection by entering into licensing arrangements for reagents and lateral flow technologies. The March 2007 issuance by the United States Patent & Trademark Office of our Dual Path Platform™ patent gives us our first patent protection on a rapid test platform, which we believe enhances our competitive position.   Additional protection of this intellectual property is pending worldwide.

Competitive factors specifically related to our HIV tests are product quality, delivery, sensitivity, specificity, ease-of-use, shelf life and price.  Other factors can be sample size required, the presence of a true IgG control, and time to result.  During the last few years, the competitive features of certain products produced by some international competitors have improved.  In addition,  these companies typically have substantially lower costs of labor, regulatory approval and compliance, and  intellectual property (if any) as compared with Chembio. Price has therefore become an increasingly important factor, especially for products based upon the conventional single path lateral flow platform which are currently marketed HIV and other tests are based upon.

The leading competitors in the international rapid HIV test market are Trinity Biotech (Ireland), Inverness (U.S.) and Standard Diagnostics (Korea).  Uni-Gold HIV®, marketed by Trinity Biotech of Ireland and Determine®, formerly a Japanese division of Abbott Diagnostics that is now owned by Inverness, are the market leaders in the developing world , particularly sub-Saharan Africa which is where most of the funding for rapid HIV tests is being allocated from donor funded programs such as PEPFAR.  Neither of these products is FDA-approved although Trinity does manufacture in Ireland an FDA-approved rapid HIV test, Uni-Gold Recombigen, for marketing in the United States. Inverness’ Orgenics subsidiary in Israel also has a rapid HIV test, Double Check Gold as does its subsidiary in China, ABON; neither of these products is FDA-approved. As such, while Inverness is our exclusive marketing partner in the United States, it is also the principal competitor to our rapid HIV tests outside the United States.  Furthermore, in 2007 Trinity Biotech settled litigation with Inverness, and as part of that settlement it has contracted with ABON, an Inverness subsidiary, to manufacture the Uni-Gold® HIV products for marketing outside the United States.   Standard Diagnostics of Korea also has a low-cost product that has been increasingly competitive against each of the other competitors in the developing world.  There are a number of additional competitors, including several based in China and India, that produce competitive rapid HIV tests, though they are not FDA approved.  Nevertheless, all of these products are eligible for procurement under the current PEPFAR USAID waiver program due to the fact that there were no FDA-approved products when PEPFAR was originally authorized several years ago. In order to realize sales in the markets where the donor funds are allocated, the product must additionally be selected by a country’s ministry of health or their designees to be part of a national testing protocol or “algorithm”.  The algorithms typically use multiple rapid tests in sequence or in parallel to screen and confirm patients at the point of care and are increasingly allowing for multiple tests to be qualified in these algorithms.  Chembio’s sales in Africa and certain other markets are therefore based on the fact that its test has been one of those selected.   The selection process in each of these countries is very challenging based upon a number of factors, including but not limited to product performance and price.

In the developed world, particularly the United States and Europe, the competitive landscape is quite different.  There are only two companies that have products that are FDA PMA approved and are CLIA-waived: Orasure Technologies (Bethlehem, PA) with OraQuick®, and Trinity Biotech Ltd. with its UniGold® Recombigen product (manufactured by Trinity at its facility in Ireland). The requirements for the PMA and CLIA waiver are difficult, costly, time-consuming, and represent a competitive advantage. We do not anticipate that  Inverness has any plan to submit any of its products produced outside the U.S. to the FDA.  Further, our agreements with Inverness provide that in the event one of those submissions is made (or if Inverness markets a competitive product in the United States), we have the right to terminate our agreement with Inverness or make Inverness’ marketing rights non-exclusive.  In either case, we would retain a license under the Inverness lateral flow patents to market the products under a Chembio brand and/or through third party distribution partners.

The comparative competitive features of Chembio’s products (marketed under Inverness’ Clearview® brand in the U.S.) in comparison to the other FDA PMA approved and CLIA-waived products are shown below.
	Chembio	Orasure	Trinity
No. of Rapid Test Formats FDA PMA approved and CLIA waived	2	1	1
Sensitivity	99.7%	99.6%*	100.0%
Specificity	99.9%	99.9%	99.7%
Analyte(s)	HIV 1&2	HIV 1&2	HIV1
Format(s)	Standard SPLF Cassette & Proprietary Unitized Barrel Format	Oral fluid Swab connected to Standard SPLF Cassette	Standard SPLF Cassette
Sample Types	Plasma, Serum, Venous Whole Blood, Fingerstick Whole Blood	Plasma, Oral Fluid, Serum, Venous Whole Blood, Fingerstick Whole Blood	Plasma, Serum, Venous Whole Blood, Fingerstick Whole Blood
Sample Size	~5 microliters	~5 microliters	~50 microliters
U.S. Pricing	$7-$13	$11.50-$20	$7.50-$20
Estimated US Market Share	<5%	75%	15%
US Marketing Partner	Inverness	Abbott & Direct	Direct
True IgG Control	Yes	Yes	No
Shelf Life	24 mos.	6 mos.	12 mos.
* Orasure sensitivity on oral fluid are lower

Orasure has a dominant market share in the United States market. Orasure’s main advantage is that its test was first to market and that, for certain market segments (primarily public health), the fact that it can be performed with oral fluid samples is an attractive feature.  Orasure’s Oraquick product’s main disadvantages are its price, limited shelf life, that it is more difficult to use with whole blood samples, and that it is not approved for use with serum samples.  Also, Orasure’s claimed sensitivity with oral fluid samples is lower, and there have been some reports of performance problems on oral fluid samples.  Orasure markets its products directly through its own sales organization to the public health market, has made a significant investment in that market, and has nearly 100% of this market with its oral fluid test.  Orasure has an exclusive marketing arrangement with Abbott Diagnostics for its sales effort to the hospital market.

The Uni-Gold product that is marketed by Trinity accounts for an estimated 15% of the market.  This product does not detect HIV-2. Though HIV-2 is a rare strain of HIV, there have been more cases identified of late.  Trinity’s product also requires a much larger sample size, and does not have a true IgG control.  This means that a control line, which is intended to confirm that the test procedure has been performed correctly, will appear on their product so long as any liquid material is applied to its sampling area; Chembio’s (and Orasure’s) control line will appear only if a biological sample is applied.  Trinity also relies on its own sales force to market is product, and does not have any other rapid tests to sell to distributors.

We believe Chembio, through its marketing agreement with Inverness, is well positioned to compete for market share against these two US market competitors, at least in the hospital and physicians’ office market. Inverness has made a significant investment in its launch of our products and we believe this is a very important product for Inverness in the United States market.  The shelf life of our HIV products’ is 24 months, which is double that of Uni-Gold and four times that of Orasure’s product.  Our products have been approved by the FDA for finger-stick whole blood, venous whole blood, serum and plasma. We believe that our products are extremely convenient and easier to use than OraQuick on finger-stick whole blood samples.

Chembio’s HIV Tests

One of our two product formats, the “barrel” format now marketed by Inverness as Clearview® Complete HIV 1-2, is a unique product format and is a unitized product (meaning that all components necessary to perform a single test are contained in a single pouch).  The “barrel” has a proprietary method of collecting finger-stick whole blood samples that eliminates the need for a transfer loop or other device to transfer the sample from the fingertip to the sample well. Also, the buffer solution is in a unitized vial that is pierced by the barrel tip to initiate the sample migration up the test strip contained inside the “barrel”, and thereby creates a closed system that helps to minimize possible exposure to potentially infectious samples.  The “barrel” product did not receive the CLIA waiver until October 22, 2007 so sales of this product were nominal in 2007.  We anticipate that sales of this format will increase in 2008.

Our other FDA PMA approved rapid HIV test, marketed by Inverness as Clearview® HIV 1-2 STAT PAK®, is a standard lateral flow plastic cassette format wherein the sample is transferred to the sample port in the cassette by means of a transfer loop.  Though this step is not required in the barrel format, the cassette is less costly to manufacture, is more familiar to customers that have performed other lateral flow tests, and is a more flexible format that utilizes the same procedure for all approved sample matrices (venous whole blood, finger-stick whole blood, serum and plasma). To date this format has accounted for almost all of the sales we have had through Inverness.

We are currently pursuing certain improvements and amendments to the cassette and barrel formats which, if successfully completed, could enhance their marketability.  These items include lowering of the lower age limits (currently the lower age limit is 18) of individuals that the tests are approved for.  We anticipate completing the testing requirements for this amendment during the first quarter, and approval of the amendment by the FDA before the end of the second quarter.

Research and Development

During 2007 and 2006, $1.9 million and $1.4 million, respectively, was spent on research and development activities.  Substantially all of our new product development activities involve employment of our Dual Path Platform (DPP™) technology for which we were awarded a U.S patent in 2007.  We believe that this platform enables us to pursue many new product development and licensing opportunities, and we have developed a dual path strategy for doing this. The DPP™ can provide improved features on certain tests developed with it that include higher sensitivity, earlier detection, use of multiple sample types including oral fluid, and improved ability to detect multiple analytes (multi-plexing) in one test device.  We have completed several studies that confirm this and we are currently conducting a pre-clinical trial on our DPP™ HIV test for use with oral fluid.  We also believe tests developed on our DPP™ platform, such as our oral fluid HIV test, will be simple for untrained  users to perform, thereby enabling CLIA waiver for such a product.

We currently have the following products in development on the DPP:

Technology Transfer and Supply Agreements with Bio-Manguinhos

On January 29, 2008 we signed three new technology transfer, supply and license agreements with the Bio-Manguinhos unit of the Oswaldo Cruz Foundation of Brazil for products being developed by Chembio with its patented DPP™ technology.  Previously, in 2004, Bio Manguinhos and Chembio entered into a similar agreement concerning one of Chembio’s HIV rapid tests.

Two of the products being developed will be used in screening programs funded by Brazil’s Ministry of Health for the control and eradication of Leishmaniasis and Leptospirosis, respectively, which are both blood-borne infectious diseases that are endemic to Brazil.  A third test being developed is for the confirmation of HIV-1 in patients who have tested positive with a screening test. Bio-Manguinhos, also known as the Immunobiological Technology Institute, is the largest producer of vaccines and kits for diagnosis of infectious and parasitic diseases in Latin America. Chembio’s DPP™ test platform was selected for the screening programs because of its high sensitivity and specificity of prototypes evaluated by Bio-Manguinhos and because of the unique multiplexing capabilities of DPP™ for the confirmatory assay.   The DPP™ point-of-care screening tests will complement the current Bio-Manguinhos national program, which currently only uses laboratory-based technologies. The HIV confirmatory test will allow for the simultaneous binding and uniform delivery of samples to multiple HIV antigens printed in the detection zone, providing results equivalent to Western blot in a simple point-of-care format that provides results within 20 minutes. Under the new agreements, once the products meet mutually agreed-upon performance specifications and are approved for sale in Brazil, Chembio will receive a minimum purchase order for at least one million tests within a one-year period. Thereafter, the agreement allows for production of the products to be transferred to Brazil, subject to certain royalty payments.

Based upon the initial prototypes we have developed for each of these products, we anticipate that these products will be successfully developed in accordance with the agreed-upon specifications.  Also, based upon our experience with Bio-Manguinhos through the earlier agreement, we anticipate that the other aspects of our agreement will be successful, though there can be no assurance that this will in fact occur.

Cooperative Research & Development Agreement with the CDC for Syphilis Test

In November 2006 we signed a Cooperative Research and Development Agreement (CRADA) with the United States Centers for Disease Control and Prevention to develop a rapid combination test for syphilis, capable of detecting treponemal and non-treponemal antibodies in the same device, utilizing Chembio’s Dual Path Platform (DPP™) technology and the CDC’s patented Syphilis antigens.   This test could serve both as a screening and confirmatory test in a point-of-care setting.

Syphilis is a sexually transmitted disease (STD) caused by the bacterium Treponema pallidum. Infection rates have been on the increase lately; worldwide, 12 million individuals are diagnosed with syphilis each year and are at increased risk of becoming infected with and transmitting HIV. In addition, syphilis can be transmitted from an infected woman to her unborn child during pregnancy. Early and appropriate diagnosis and treatment prevents infection of the child and development of severe complications.

The difficulty in following up with patients who have undergone syphilis testing in a variety of settings and testing for syphilis in many prenatal settings are major obstacles to effective syphilis control.  The development of a rapid, point-of-care test, that combines the sensitivity of a screening test with the specificity of a confirmatory test is important in aiding clinicians to provide appropriate treatment  at an initial clinic visit.

While development work continues with good progress, there can be no assurance that a product will be successfully developed and/or successfully commercialized.

We have several other DPP™ research and development projects in various stages, including products that we are or may be developing under contract for third party marketing partners.  There can be no assurance that any of these projects will result in completed products or that such products, if successfully completed, will be successfully commercialized.

Employees

At December 31, 2007, we employed 109 people, including 97 full-time employees.  Effective May 2006, we entered into an employment agreement with Lawrence Siebert, President and Chairman.  Effective March 2007, we entered into an employment agreement with Javan Esfandiari, Executive Vice-President of Research and Development.

Governmental Regulation

The manufacturing and marketing of the Company’s existing and proposed diagnostic products are regulated by the United States Food and Drug Administration (“FDA”), United States Department of Agriculture (“USDA”), certain state and local agencies, and/or comparable regulatory bodies in other countries.  These regulations govern almost all aspects of development, production and marketing, including product testing, authorizations to market, labeling, promotion, manufacturing and record keeping.  The Company’s FDA and USDA regulated products require some form of action by each agency before they can be marketed in the United States, and, after approval or clearance, the Company must continue to comply with other FDA requirements applicable to marketed products, e.g. CLIA regulations (for medical devices).  Failure to comply with the FDA’s requirements can lead to significant penalties, both before and after approval or clearance.

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

If the medical device does not qualify for the 510(k) procedure (either because it is not substantially equivalent to a legally marketed device or because it is required by statute and the FDA’s implementing regulations to have an approved application), the FDA must approve a pre-market approval (PMA) application before marketing can begin.  Pre-market approvals must demonstrate, among other matters, that the medical device provides a reasonable assurance of safety and effectiveness.  A pre-market approval is typically a complex submission, including the results of preclinical and clinical studies.  Preparing a pre-market approval is a much more expensive, detailed and time-consuming process as compared with a 510(K) pre-market notification.  Once a pre-market approval has been submitted, the FDA is required to review the submission within a statutory period of time.  However, the FDA’s review may be, and often is, much longer, often requiring one year or more, and may include requests for additional data.  The Company has approved PMAs for the two rapid HIV tests now marketed by Inverness Medical as Clearview® Complete HIV 1-2 and Clearview® HIV 1-2 STAT PAK®.

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

The Clinical Laboratory Improvement Act of 1988 (“CLIA”) prohibits laboratories from performing in vitro tests for the purpose of providing information for the diagnosis, prevention or treatment of any disease or impairment of, or the assessment of, the health of human beings unless there is in effect for such laboratories a certificate issued by the United States Department of Health and Human Services (via the FDA) applicable to the category of examination or procedure performed.  Although a certificate is not required for the Company, it considers the applicability of the requirements of CLIA in the design and development of its products.  The statutory definition of “laboratory” is very broad, and many of our customers are considered labs.  A CLIA waiver will remove certain quality control and other requirements that must be met for certain customers to use the Company’s products and this is in fact critical to the marketability of a product into the point of care diagnostics market.   The Company has received a CLIA waiver for each of the two rapid HIV tests now marketed by Inverness Medical as Clearview® Complete HIV 1-2 and Clearview® HIV 1-2 STAT PAK®.  The CLIA waiver was granted by the FDA for HIV 1-2 STAT-PAK on November 20, 2006 and for the Clearview® Complete HIV 1-2 on October 22, 2007.

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

One or more of the Company’s rapid HIV tests are also approved for marketing in several foreign jurisdictions, including but not limited to Brazil, Mexico, India and a number of other nations in the developing world.

In 2007 Chembio received certification under ISO 13.485:2003.  ISO (International Organization for Standardization) is the world's largest developer and publisher of International Standards. It is comprised of a network of the national standards institutes of 155 countries, one member per country, with a Central Secretariat in Geneva, Switzerland, that coordinates the system. ISO 13485:2003, in particular, specifies requirements for a quality management system where an organization needs to demonstrate its ability to provide medical devices and related services that consistently meet customer requirements and regulatory requirements applicable to medical devices and related services. The primary objective of ISO 13485:2003 is to facilitate harmonized medical device regulatory requirements for quality management systems. ISO 13.485:2003 is the quality system that is most recognized globally, including throughout the European Community for products seeking a CE mark.   Chembio has engaged a European Notified Body and Authorized Representative in connection with its plans to obtain a CE mark for its products.

Environmental Laws

To date, we have not encountered any costs relating to compliance with any environmental laws.

Intellectual Property

Intellectual Property Strategy

Our intellectual property strategy is to:  (1) build our owned intellectual property portfolio around our Dual Path Platform technology; (2) pursue licenses, trade secrets and know-how within the area of lateral flow technology and DPP™; and (3) develop and acquire proprietary positions to reagents and new hardware platforms for the development and manufacture of rapid diagnostic tests.

Trade Secrets and Know-How

We believe that we have developed a substantial body of trade secrets and know-how relating to the development of lateral flow diagnostic tests, including but not limited to the sourcing and optimization of materials for such tests, and how to maximize sensitivity, speed-to-result, specificity, stability and reproducibility. The Company possesses proprietary know-how to develop tests for multiple conditions using colored latex.  Our buffer formulations enable extremely long shelf lives of our rapid HIV tests and we believe that this provides us with an important competitive advantage.

Lateral Flow Technology and Reagent Licenses

Prior to the issuance of our United States patent covering our Dual Path Platform (DPP™), we owned no issued patents covering lateral flow technology.  Therefore we obtained non-exclusive licenses from Inverness Medical Innovations, Inc. and Abbott Laboratories with respect to their portfolios of single path lateral flow patents.  Although we believe our DPP™ is outside of the scope of single path lateral flow patents, we consult with patent counsel, and seek licenses and/or redesigns of products that we believe to be in the best interests of the Company and our stockholders.  Because of the costs and other negative consequences of time-consuming patent litigation, we often attempt to obtain a license on reasonable terms.  Nevertheless there is no assurance that Abbott’s and/or Inverness’ lateral flow patents will not be challenged or that other patents containing claims relevant to the Company’s products will be not be granted and that licenses to such patents if any will be available on reasonable terms, if any.

In the event that it is determined that a license is required and it is not possible to negotiate a license agreement under a necessary patent, we may be able to modify the applicable product such that a license would not be necessary. However, this alternative could delay or limit our ability to sell these products in the United States and/or other markets, and/or increase penalties all of which would adversely affect our results of operations, cash flows and business.

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

The peptides used in our rapid HIV tests are patented by Adaltis Inc. and are licensed to us under a 10-year non-exclusive license agreement dated August 30, 2002, which was recently amended to reduce the royalty rate.  We also have licensed the antigens used in our tuberculosis and Chagas disease tests.  In prior years we concluded license agreements related to intellectual property rights associated with HIV- 1, and during the first quarter of 2008 we entered into a license agreement for HIV-2.

Corporate History

On May 5, 2004, we completed a merger with Chembio Diagnostic Systems Inc. through which Chembio Diagnostics Systems Inc. became our wholly-owned subsidiary, and through which the management and business of Chembio Diagnostic Systems Inc. became our management and business.  As part of this transaction, we changed our name to Chembio Diagnostics, Inc.  In 2003, we had sold our prior business, and as a result, we had no specific business immediately prior to the merger.

Since the formation of Chembio Diagnostic Systems Inc. in 1985, it has been involved in developing, manufacturing, selling and distributing in-vitro diagnostic tests, including rapid tests beginning in 1995, for a number of conditions in humans and animals.

On March 12, 2004, we implemented a 1-for-17 reverse split of our common stock.  All references in this Form 10-KSB to shares of our common stock have been adjusted to reflect this reverse split.

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

Our administrative offices and research facilities are located in Medford, New York.  We lease approximately 16,640 square feet of industrial space for $10,680 per month.  The space is utilized for research and development activities (approximately 2,600 square feet), offices (approximately 4,040 square feet) and production (approximately 10,000 square feet).  The lease term expires on April 30, 2009, and the Company has an option to renew for an additional two years.    Additional space may be required as we expand our research and development activities.  We do not foresee any significant difficulties in obtaining any required additional facilities.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Please refer to the description of the Company’s equity simplification plan in Note 1 to the Financial Statements for a description of matters submitted to a vote of the holders of the Company’s preferred stock and warrants and options not including options or warrants issued to employees or directors in their capacity as such.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “CEMI.”  The table below sets forth the high and low bid prices per share of our common stock for each quarter of our two most recently completed fiscal years.  These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Fiscal Year 2007	High Bid	Low Bid
First Quarter	$0.93	$0.61
Second Quarter	$0.65	$0.47
Third Quarter	$0.65	$0.37
Fourth Quarter	$0.57	$0.26

Fiscal Year 2006	High Bid	Low Bid
First Quarter	$0.75	$0.33
Second Quarter	$1.15	$0.65
Third Quarter	$0.85	$0.68
Fourth Quarter	$0.92	$0.63

Rule 15g-9 of the Securities and Exchange Commission, known as the Penny Stock Rule, imposes requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors.  For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction prior to sale.  The Securities and Exchange Commission also has rules that regulate broker/dealer practices in connection with transactions in “penny stocks.”  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system), except for securities of companies that have tangible net assets in excess of $2,000,000 or average revenue of at least $6,000,000 for the previous three years.  The Penny Stock Rule requires a broker/ dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.  These disclosure requirements have the effect of reducing the level of trading activity in the secondary market for penny stock issues.  As a result of these rules, investors sometimes find it difficult to sell shares of penny stock issuers.  At the present time, transactions in our common stock are not subject to the Penny Stock Rule because our average revenue for 2005, 2006 and 2007 exceeded $6 million per year.  However, there can be no assurance that transactions in our common stock will not be subject to the Penny Stock Rule in the future.

Holders

As of January 29, 2008, there were approximately 905 record owners of our common stock.

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

  Equity Compensation Plan Information

Equity Compensation Plan Information as of December 31, 2007
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,201,500	$0.64	433,500
Equity compensation plans not approved by security holders	--	--	--
Total	2,201,500	$0.64	433,500

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

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

In addition, certain statements made in this report may constitute “forward-looking statements”.  These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Specifically, 1) our ability to obtain necessary regulatory approvals for our products; and 2) our ability to increase revenues and operating income, is dependent upon our ability to develop and sell our products, general economic conditions, and other factors. You can identify forward-looking statements by terminology such as “may,” “could”, “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Except as may be required by applicable law, we do not undertake or intend to update or revise our forward-looking statements, and we assume no obligation to update any forward-looking statements contained in this report as a result of new information or future events or developments.  Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.  You should carefully review and consider the various disclosures we make in this report and our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

The following management discussion and analysis relates to the business of the Company and its subsidiaries, which develop, manufacture, and market rapid diagnostic tests that detect infectious diseases. The Company’s main products presently commercially available are three rapid tests for the detection of HIV antibodies in whole blood, serum and plasma samples, two of which were approved by the FDA in 2006; the third is sold for export only.  These products all employ single path lateral flow technology.   The Company also has a rapid test for Chagas disease (a parasitic disease endemic in Latin America) as well as a line of rapid tests for tuberculosis, including tests for tuberculosis in animals which is USDA approved.   The Company’s products are sold to medical laboratories and hospitals, governmental and public health entities, non-governmental organizations, medical professionals and retail establishments. Chembio’s products are sold either under the Company’s STAT-PAK® or SURE CHECK® registered trademarks or under the private labels of its marketing partners, such as is the case with the Clearview® label owned by Inverness Medical Innovations, Inc., which is the Company’s exclusive marketing partner for its rapid HIV test products in the United States.

Recent Events

On December 19, 2007 (the “Closing Date”) amendments to the governing documents for the Company’s Series A, Series B and Series C Convertible Preferred Stock (collectively, the “Preferred Stock”) and for certain warrants and options (collectively, the “Non-Employee Warrants”) not including options or warrants issued to employees or directors in their capacity as such (these actions collectively, the “Plan”) were approved by the Company and the requisite percentages of the holders of the Preferred Stock and of the Non-Employee Warrants.  Subsequent to these amendments, among other matters, all the Preferred Stock and certain of the Non-Employee Warrants were converted to shares of the Company’s common stock.  A description of the terms of the Plan is included in Note 1 to the consolidated financial statements in Part II, Item 7 of this Form 10-KSB.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2007 AS COMPARED WITH THE YEAR ENDED DECEMBER 31, 2006

Revenues

Selected Product Categories:	For the years ended
	December 31, 2007	December 31, 2006	$ Change	% Change
HIV	$7,927,676	$4,434,432	$3,493,244	78.78%
Chagas	67,888	1,216,794	(1,148,906)	-94.42%
Other	769,313	642,786	126,527	19.68%
Net Sales	8,764,877	6,294,012	2,470,865	39.26%

Research grant income	466,071	208,468	257,603	123.57%
Total Revenues	$9,230,948	$6,502,480	$2,728,468	41.96%

Revenues for our HIV tests during the year ended December 31, 2007 increased by $3.5 million over the same period in 2006.  This was primarily attributable to increased sales in Africa and sales to our distributor in the United States, offset by the reduction of sales to Brazil in 2006 that were not repeated in 2007.  Sales of our Chagas product declined because a $1.2 million order received in 2006 was not repeated.  The increase in grant and development income was due to revenue generated from grant and feasibility studies for our DPP™ platform of which $509,000 was received and $466,000 was earned in 2007.  The $43,000 balance is reflected in deferred revenues.  Sales to Africa (see Note 3 of the financial statements) were primarily from Nigeria of approximately $2.7 million.  We have been advised recently that our designation in Nigeria as one of the screening tests has changed to that of the confirmatory test as this country moves from a parallel to a serial testing algorithm, which we expect to significantly reduce our sales to Nigeria in 2008.

Gross Margin:

Gross Margin related to	For the years ended
Net Product Sales:	December 31, 2007	December 31, 2006	$ Change	% Change
Gross Margin per Statement of Operations	$3,862,303	$2,016,568	$1,845,735	91.53%
Less: Research grant income	466,071	208,468	257,603	123.57%
Gross Margin from Net Product Sales	$3,396,232	$1,808,100	$1,588,132	87.83%
Gross Margin %	38.75%	28.73%

The increase in our gross margin resulted primarily from increased quantities of our product sales and increased average unit prices on product sales to our U.S. distributor.

Research and Development:

This category includes costs incurred for regulatory approvals, product evaluations and registrations.
Selected expense lines:	For the years ended
	December 31, 2007	December 31, 2006	$ Change	% Change
Clinical & Regulatory Affairs:
Wages and related costs	$186,428	$174,489	$11,939	6.84%
Consulting	40,813	78,249	(37,436)	-47.84%
Clinical Trials	29,664	61,427	(31,763)	-51.71%
Other	12,657	8,942	3,715	41.55%
Total Regulatory	$269,562	$323,107	$(53,545)	-16.57%

R&D Other than Regulatory:
Wages and related costs	$952,557	$756,902	195,655	25.85%
Consulting	70,237	12,605	57,632	457.22%
Share-based compensation	189,843	60,547	129,296	213.55%
Materials and supplies	300,604	135,576	165,028	121.72%
Other	123,850	112,735	11,115	9.86%
Total other than Regulatory	$1,637,091	$1,078,365	$558,726	51.81%

Total Research and Development	$1,906,653	$1,401,472	$505,181	36.05%

Expenses for Clinical & Regulatory Affairs for the year ended December 31, 2007 decreased by $53,500 as compared to the same period in 2006. This was primarily due to a reduction in consulting and clinical trail expenses related to CLIA waiver for our HIV products, which were performed on both FDA approved HIV products in 2006 and repeated for only one of these products in 2007.

Expenses other than Clinical & Regulatory Affairs increased by $558,700 in the year ended December 31, 2007 as compared with the same period in 2006 and were primarily related to an increase in the work related to feasibility studies of our DPP™ platform and grant income resulting in an increase in our personnel and material costs.  In addition the cost of share-based compensation related to the value of common stock and employee stock options issued to an employee pursuant to a contract also contributed to the increase.

Subject to cash availability, the Company currently plans to continue to increase its spending on research and development in 2008 because it believes such spending will result in the deployment of new and innovative products that are based on the newly patented DPP™ technology.

The Company entered into five externally funded research agreements during 2007 that accounted for total financial commitments of $600,000, of which $439,000 was received by the Company during 2007 (approximately $396,000 of which was earned in 2007 on a percentage of completion basis) with clinical diagnostics, life science, companion animal, academic, and government-affiliated public health entities.  These agreements all related to potential applications for point of care tests that would employ our DPP™ technology. The Company has several Research & Development and Regulatory projects underway.  Some highlights include:

Research & Development - Dual Path Platform (DPP™)

During 2007 we made significant progress in implementing our strategy for the deployment of our Dual Path Platform technology.  We have further confirmed that this platform technology has potential application to a broad range of point-of-care/point-of-use products and markets.  We believe that our DPP™ intellectual property, product development and regulated manufacturing know-how and experience are core strengths, but that significant additional resources would be required for the associated product development and marketing needed to adequately address such a wide range of opportunities. A key aspect of our strategy is therefore to leverage our strengths in developing collaborations with premier organizations that have significant sales, marketing and distribution capabilities.  We have received a substantial amount of interest in these kinds of collaborations.  If successful, in each case we would be an exclusive development and long-term manufacturing partner to these companies, and the companies would also acquire an exclusive license to our DPP™ intellectual property with respect  to marketing the product in the field of interest. We have several projects in discussion and in negotiation, and we anticipate that we will consummate agreements during 2008 relative to these activities.  There can be no assurance however that these discussions will be successfully concluded or, even if they are, that products will be developed and successfully commercialized as a result of such agreements.

On January 29th 2008 we signed three new technology transfer, supply and license agreements with the Bio-Manguinhos (B-M) unit of the Oswaldo Cruz Foundation of Brazil for products being developed by Chembio with its patented Dual Path Platform (DPP™) technology.  Previously, in 2004, B-M and Chembio entered into a similar agreement concerning one of Chembio’s HIV rapid tests.

Two of the products being developed will be used in screening programs funded by Brazil’s Ministry of Health for the control and eradication of Leishmaniasis and Leptospirosis, respectively, which are both blood-borne infectious diseases that are endemic in Brazil.  A third test being developed is for the confirmation of HIV-1 in patients who have tested positive with a screening test. Bio-Manguinhos, also known as the Immunobiological Technology Institute, is the largest producer of vaccines and kits for diagnosis of infectious and parasitic diseases in Latin America. Chembio’s DPP™ test platform was selected for the screening programs because of its high sensitivity and specificity of prototypes evaluated by Bio-Manguinhos and because of the unique multiplexing capabilities of DPP™ for the confirmatory assay. The DPP™ point-of-care screening tests will complement the current Bio-Manguinhos national program, which currently only uses laboratory-based technologies. The HIV confirmatory test will allow for the simultaneous binding and uniform delivery of samples to multiple HIV antigens printed in the detection zone, providing results equivalent to Western blot in a simple point-of-care format that provides results within 20 minutes. Under the new agreements, once the products meet mutually agreed-upon performance specifications and are approved for sale in Brazil, Chembio will receive a minimum purchase order for at least one million tests within a one-year period. Thereafter, the agreement allows for production of the products to be transferred to Brazil, subject to certain royalty payments. This is similar to Chembio’s 2004 agreement with B-M for one of the Company’s rapid HIV tests.

Based upon the initial prototypes we have developed for each of these products, we anticipate that these products will be successfully developed in accordance with the agreed-upon specifications.  Also, based upon our experience with Bio-Manguinhos through the earlier agreement, we anticipate that the other aspects of our agreement will be successful, though there can be no assurance that this will in fact occur.

We have several other DPP™ research and development projects in various stages, including products that we are or may be developing under contract for third-party marketing partners.  There can be no assurance that any of these projects will result in completed products or that such products, if successfully completed, will be successfully commercialized.

We are also pursuing under Chembio brands the development of products on the DPP™ platform that we believe will address market opportunities in point-of-care testing.  We anticipate that we will select such products during the first quarter of 2008.    We are attempting to identify products that could generate attractive revenues and margins, address significant market opportunities and that would feature the unique advantages of DPP™, such as its improved sensitivity, sample management and/or multiplexing features.    There can be no assurance that these efforts will be successful in developing a Chembio-branded product or products, and that if developed such product or products will be successfully commercialized.

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

In August 2007, we received ISO 13.485 certification.  ISO 13.485 is a directive of the International Standards Organization (ISO) that is specifically related to manufacturers of in-vitro diagnostic products. This certification is necessary to obtain CE (Community European) Markings for our products which are required in order to sell in most European countries, as well as many other countries in the world.  We have made progress in pursuing CE Markings for all of our rapid HIV tests, which we anticipate receiving during  2008. We have also made progress in pursuing CE Marking  for our Chagas rapid test, which we anticipate receiving during 2008.

During the fourth quarter we were granted an Investigational Device Exemption (IDE) by the FDA in connection with a study for which we have agreed upon a protocol with FDA. If this program is successfully completed, it would enable us and therefore Inverness to expand the age range of our two FDA-approved rapid HIV tests beyond the current 18-64 year old range down to individuals 13 years of age and above.  We believe  that this study and associated submission, which will be a supplement to our Pre-Marketing Approval (PMA), will be completed during the first quarter of 2008.  However there is no assurance that this study will be completed successfully or that the FDA will approve these additional claims based upon our submission.

The Company received its first USDA approval during the second quarter of 2007 for manufacturing and marketing its Prima-TB STAT PAK™ test, a rapid test for the detection of active pulmonary tuberculosis in non-human primate whole blood samples.   There is no assurance that commercialization of these products will be successful.

Selling, General and Administrative Expense:

Selected expense lines:	For the years ended
	December 31, 2007	December 31, 2006	$ Change	% Change
Wages and related costs	$1,517,728	$1,502,747	$14,981	1.00%
Consulting	229,322	318,536	(89,214)	-28.01%
Commissons, License and Royalties	1,098,356	900,431	197,925	21.98%
Options (per SFAS 123R)	152,319	182,674	(30,355)	-16.62%
Marketing Materials	75,570	55,734	19,836	35.59%
Investor Relations	224,843	574,557	(349,714)	-60.87%
Legal, Accounting and 404	613,603	792,460	(178,857)	-22.57%
Travel, Entertainment and shows	121,433	186,551	(65,118)	-34.91%
Bad Debt Allowance	(11,210)	22,479	(33,689)	-149.87%
Other	809,850	659,120	150,730	22.87%
Total S, G &A	$4,831,814	$5,195,289	$(363,475)	-7.00%

Selling, general and administrative expense for the year ended December 31, 2007 decreased by 7 percent as compared with the same period in 2006.  Reduction in spending on investor relations and decreased professional fees were partially offset by increases in commission, license and royalty expenses.  The decreased cost of professional fees (legal, accounting and section 404 of Sarbanes-Oxley) were related to the reduction of legal fees related a patent lawsuit that was settled in late 2006, which was partially offset by the added cost of section 404 related expenses.  The increase in commission, license and royalty expenses were due to added royalty burden due to our agreements with Inverness Medical Systems, Inc. as well as the settlement with Bio-Rad Laboratories for past royalties on HIV-2 offset by reduced commissions on sales to Brazil which occurred in 2006 but were not repeated in 2007.  Our periodic review of our allowance for doubtful accounts resulted in a reduction of the allowance in the year ended December 31, 2007.

As the Company’s sales of its rapid test products increase, it will incur increased costs for commissions and royalties on intellectual property licenses.

Other Income and Expense:

Other Income and Expense	For the years ended
	December 31, 2007	December 31, 2006	$ Change	% Change
Other income (expense)	$120,862	$30,000	$90,862	302.87%
Interest income	145,289	29,532	115,757	391.97%
Interest expense	(16,879)	(87,464)	70,585	-80.70%
Loss on extinguishment of debt	-	(386,895)	-	0.00%
Total Other Income and Expense	$249,272	$(414,827)	$664,099	-160.09%

Interest income for the year ended December 31, 2007 increased due to the additional availability of funds to invest.  In addition the Company received $133,000 in 2007, net of expenses, from New York State related to a program for qualified emerging technology companies, which was partially offset by the retirement of a fixed asset in 2007 of $12,000, resulting in the increase in other income.  The conversion of a bridge loan in 2006 related to the loss on extinguishment of debt.  The lack of interest expense related to the bridge loan in 2006 and the effect of several of our operating leases approaching the end of their terms, resulted in the decrease in interest expense in 2007 over 2006.

SELECTED FOURTH QUARTER INFORMATION FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
SELECTED OPERATION INFORMATION
FOR THE THREE MONTHS ENDED
UNAUDITED

	December 31, 2007	December 31, 2006
REVENUES:
Net sales	$2,160,901	$2,610,413
Research grant income	215,416	(1,026)
TOTAL REVENUES	2,376,317	2,609,387

Cost of sales	1,150,742	1,780,163

GROSS PROFIT	1,225,575	829,224

OVERHEAD COSTS:
Research and development expenses	521,580	339,153
Selling, general and administrative expenses	1,341,715	1,454,524
	1,863,295	1,793,677
LOSS FROM OPERATIONS	(637,720)	(964,453)

Revenues:

Selected Product Categories:	For the three months ended
	December 31, 2007	December 31, 2006	$ Change	% Change
HIV	$2,001,279	$2,464,192	$(462,913)	-18.79%
Chagas	6,808	15,887	(9,079)	-57.15%
Other	152,814	130,334	22,480	17.25%
Net Sales	2,160,901	2,610,413	(449,512)	-17.22%

Research grant income	215,416	(1,026)	216,442	21095.71%
Total Revenues	$2,376,317	$2,609,387	$(233,070)	-8.93%

Revenues for our HIV tests during the three months ended December 31, 2007 decreased by $463,000 over the same period in 2006.  This was primarily due to $1.1 million of revenues realized during the three months ended December 31, 2006 received from a division of Bio-Rad Laboratories in Mexico that did not recur in 2007 as well as sales to Brazil of $845,000 in 2006 that did not recur in 2007 offset by increased rapid HIV test sales to Africa of $740,000 and  to our distributor in the United States of $875,000, including an adjustment of $94,000 for sales prior to the fourth quarter of 2007.

Gross Margin:

Gross Margin related to	For the three months ended
Net Product Sales:	December 31, 2007	December 31, 2006	$ Change	% Change
Gross Margin per Statement of Operations	$1,225,575	$829,224	$396,351	47.80%
Less: Research grant income	215,416	(1,026)	216,442	21095.71%
Gross Margin from Net Product Sales	$1,010,159	$830,250	$179,909	21.67%
Gross Margin %	46.75%	31.81%

Our gross margins increased for the three months ended December 31, 2007 as compared to the same period in 2006.  This increase was due to several factors some of which included: a) improved average selling prices due to sales in the United States, and b) the timing of certain additional payments under our U.S. rapid HIV test marketing agreements, and c) a change in the overhead allocated to inventories based on actual results for the year.

Research and Development:
This category includes costs incurred for regulatory approvals, product evaluations and registrations.  Clinical & Regulatory Affairs totaled $14,000 for the three months ended December 31, 2007 as compared to $73,600 for the same period in 2006.  Research & Development costs other than Regulatory totaled $507,600 for the three months ended December 31, 2007 as compared to$ 265,600 for the same period in 2006.

Expenses for Clinical & Regulatory Affairs for the three months ended December 31, 2007 decreased by $59,600 as compared to the same period in 2006. This was primarily due to credit for certain regulatory expenses we incurred during 2007 that we  billed to our U.S. marketing partner in the fourth quarter of 2007 under our agreements.

Expenses other than Clinical & Regulatory Affairs increased in the three months ended December 31, 2007 as compared with the same period in 2006 and were primarily related to an increase in the work related to feasibility studies of our DPP™ platform and to research grants that resulted in an increase in personnel, consulting and material costs.  In addition the cost of share-based compensation related to the value of common stock and employee stock options issued to an employee pursuant to a contract also contributed to the increase.

Selling, General and Administrative Expense:

Selling, general and administrative expense for the three months ended December 31, 2007 decreased by 7.8 percent as compared with the same period in 2006.  Reduction in spending on investor relations and decreased professional fees were offset partially by increases in commission, license and royalty expenses.  The decreased cost of professional fees (legal, accounting and section 404 -Sarbanes-Oxley) were related to the reduction of legal fees related to the Plan (see Note 1) of $250,000 which were charged to paid in capital (some of this amount was charged to legal expenses in the third quarter of 2007) offset by the added cost of section 404 related expenses.  The increase in commission, license and royalty expenses were due to added royalty burden due to the settlement with Bio-Rad Laboratories for past royalties on HIV-2.

Operating Loss
The operating loss shown was impacted by the number of adjustments described above that were made during the fourth quarter of 2007, please see our analysis of the full year results for a more complete understanding of our financial results for 2007.

LIQUIDITY AND CAPITAL RESOURCES

	For the years ended
	December 31, 2007	December 31, 2006	$ Change	% Change
Net cash used in operating activities	$(1,345,796)	$(4,202,923)	$2,857,127	-67.98%
Net cash used in investing activities	(410,425)	(374,513)	(35,912)	9.59%
Net cash provided by financing activities	293,204	8,635,674	(8,342,470)	-96.60%
NET (DECREASE) INCREASE IN CASH	$(1,463,017)	$4,058,238	$(5,521,255)	-136.05%

The Company had a decrease in cash for the year ended December 31, 2007 as compared to an increase in cash for the same period in 2006. The decrease during the 2007 period is primarily attributable to the cash used in operations.  The increase during the 2006 year was primarily due to cash from the sale of additional Series B Preferred of $1,000,000, proceeds from a bridge loan of $1,300,000 and net proceeds from the sales of Series C Preferred of $7,440,000, all received in 2006.

The Company had a working capital surplus of $3,229,000 at December 31, 2007 and a working capital surplus of $5,113,000 at December 31, 2006.  The Company believes its resources are sufficient to fund its needs through the end of 2008 and into early 2009.  Its liquidity and cash requirements will depend on several factors. These factors include (1) the level of revenue growth; (2) the extent, if any, to which that revenue growth improves operating cash flows; (3) the Company’s expenditures for research and development, facilities, marketing, regulatory approvals, and other expenditures it may determine to make; and (4) the Company’s investment in capital equipment and the extent to which this investment improves cash flow through operating efficiencies.

The following table lists the future payments required on the Company’s debt and certain other contractual obligations as of December 31, 2007:

OBLIGATIONS	Total	Less than	1-3 Years	4-5 Years	Greater than
		1 Year			5 Years
Capital Leases (1)	$136,752	$35,832	$85,716	$15,204	$-
Operating Leases	170,880	128,160	42,720	-	-
Other Long Term Obligations(2)	1,775,666	897,666	810,500	27,000	40,500
Total Obligations	$2,083,298	$1,061,658	$938,936	$42,204	$40,500

(1)	This represents capital leases used to purchase capital equipment. (Obligations inclusive of interest).
(2)	This represents contractual obligations for fixed cost licenses and employment contracts.

RECENT DEVELOPMENTS AND CHEMBIO’S PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

Please see section entitled Recent Events above.

On September 29, 2006, the Company executed several agreements by and among the Company, Inverness Medical Innovations, Inc. (“Inverness”) and StatSure Diagnostic Systems, Inc. (“StatSure”).  Pursuant to these agreements, Inverness markets the Company’s FDA-approved rapid HIV tests under Inverness’ Clearview® brand, Chembio received a nonexclusive license to Inverness’ lateral flow patents, and the Company and StatSure settled their patent litigation related to the HIV barrel format product, marketed exclusively now by Inverness (except in Mexico) as Clearview Complete HIV 1/2HIV ½. .  Inverness markets Chembio’s cassette format rapid HIV test under the Clearview and Chembio’s HIV 1/2 STAT-PAK® brand, i.e., as Clearview HIV 1/2 STAT-PAK.  This enables Chembio to have brand identity for its cassette product which Chembio markets directly, not through Inverness, outside the United States.  The distribution agreements with Inverness contain gross margin sharing formulae among Inverness, the Company and, in the case of the HIV barrel product, StatSure.  The specific terms of these agreements are available for review in the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2006 (SEC Accession No. 000085), which is incorporated by reference herein.

Inverness launched marketing of our two FDA approved rapid HIV tests in the United States during the first quarter of 2007.  Though both products are now CLIA waived, we only received the CLIA waiver for the HIV barrel product in October of 2007. We believe that Inverness’ distribution network in the point of care markets for HIV tests, namely hospital emergency departments, public health clinics, and physicians’ offices, is outstanding and superior to the networks of the two other CLIA-waived competitive products.  However, Inverness, in the development of the market for our products, is competing against a well established product manufactured by the principal competitor in the US market, Orasure Technologies.  Furthermore Orasure’s product has certain product features and specifications not currently available in our products being marketed by Inverness.  These features and specifications include the inability to currently use our product with oral fluid samples and the current limitation of the regulatory approval of our product that is only approved for use in testing individuals that are over 18 years of age.  We are currently completing steps to address these issues.  There can be no assurance that we will successfully complete these steps or that, assuming we do, that Inverness will take all steps reasonably necessary to exploit the improved market opportunity in that case.  We do believe however that there are other features and specifications, such as test performance (sensitivity and specificity), shelf life, ease of use, and price that we believe should help to offset those disadvantages in the interim.  We therefore believe that Inverness will be successful in increasing its share of the growing Unites States rapid HIV test market, although there are risks and uncertainties associated with this.

During 2007 we signed a contract with the Partnership for Supply Chain Management (“PSCM”) based in Washington D.C.  PSCM is the organization now charged with centralizing procurement, distribution, logistics and forecasting under the United States President’s Emergency Plan for AIDS Relief (“PEPFAR”) and other donor-funded relief programs in the developing world.    Our sales to the PEPFAR program are increasingly through this organization. However, sales into PEPFAR countries still largely depend upon being selected in national testing protocols.  Currently our STAT-PAK test is designated as the confirmatory test in all of the national rapid HIV testing protocols in the Republic of Uganda, and in four of the eight parallel testing algorithms (two tests are used on each patient) adopted by the Nigerian Ministry of Health.  We have been advised recently that our designation in Nigeria as one of the screening tests has changed to that of the confirmatory test as this country moves from a parallel to a serial testing algorithm. Sales to Nigeria for 2007 approximated $2.7 million and a substantial amount is not expected to recur in 2008.  In October 2007, we were also selected as the confirmatory test to be used in Ethiopia, and initial orders have been shipped to this market. Progress in being selected in additional countries is unpredictable and very price competitive.

Numerous other distribution opportunities are being pursued directly by Chembio for its HIV 1/2 STAT-PAK cassette and dipstick tests outside the United States, and progress is being made.  However there can be no assurance that these efforts will result in successful distribution arrangements.

During 2007 we sold our HIV barrel product under our SURE CHECK® brand to our distributor in Mexico, a division of Bio-Rad Laboratories, Inc.  We shipped approximately $1.4 million of this product to this customer during 2007.  Our agreement with Inverness provides that this distribution arrangement, which is currently the only exception to our otherwise global exclusive agreement with Inverness for this product, was to terminate on September 29, 2007.  However, during 2007 Inverness agreed to extend this carve-out to at least September 2008.  We believe that additional sales will be realized to Mexico although there can be no assurance that this will occur.

With the additional revenues at higher margins as a result of the introduction of our FDA-approved rapid HIV tests in the United States, and continued growth in our export revenues from our rapid HIV tests, we increased our sales and gross margins significantly as compared with 2006.  We believe that we will experience continued revenue growth from our HIV tests in 2008 as we believe that the market demand for rapid HIV tests will continue to increase in 2008, and we believe we will participate in this continued growth.  We believe that growth in the United States market will occur as rapid tests continue to replace laboratory based technologies, as routine HIV testing recommendations by the CDC are increasingly implemented, and as our US marketing partner participates in this growth with our tests with our support.  We also believe that the demand for rapid HIV tests will increase in the donor funded markets as large amounts of funding for testing is appropriated for PEPFAR in 2008 and beyond. However, in order to compete against manufacturers in Asia that currently dominate the supply of rapid HIV tests to PEPFAR-funded markets, we will need to underscore the quality of our fully-licensed, FDA-approved products and the justification for providing US-based manufacturers with a fair opportunity to participate in US taxpayer-funded programs.  If we can continue to grow our revenues, we will also continue to realize economies of scale as we did in 2007, thereby improving margins.  We have also implemented a series of process and efficiency projects that if successfully implemented will also improve margins and lower costs.

In 2007 we exclusively focused our business development efforts on Dual Path Platform (DPP™), a rapid, point-of-care testing technology platform for which we were granted a U.S. patent in March, 2007.   This will continue in 2008.  We have made significant progress in implementing our strategies for the deployment of our DPP technology.  We have confirmed, through our own studies and those that we are performing for prospective marketing partners, that this technology has potential application to a broad range of point-of-care/point-of-use products and markets.  We believe that our DPP intellectual property, product development and regulated manufacturing know-how and experience are core strengths. Because significant additional resources would be required for the associated product development and marketing needed to adequately address such a wide range of opportunities, a major aspect of our DPP business development strategy is to develop collaborations with premier organizations that have significant sales, marketing and distribution capabilities.  We have received a substantial amount of interest in these kinds of collaborations.  In each case we would be an exclusive development and long term manufacturing partner with these companies, and the companies would also acquire an exclusive license to our DPP intellectual property to market the product in the field of interest. Our focus is on opportunities with partners that can address large markets where the proposed product fills an unmet need.   We believe that during 2008 we will complete additional commercial opportunities for the license, development and manufacture of new products based upon our DPP™ technology based upon this business development strategy.

On January 29, 2008 we signed three agreements with the Bio-Manguinhos division of the Oswald Cruz Foundation, part of Brazil’s Ministry of Health, for three products (two neglected diseases, Leishmaniasis and Leptospirosis, and a confirmatory test for HIV-1) based on our DPP technology.  Pursuant to these agreements, we have contracted to develop, supply and license these products, and transfer the production of these products to the Bio-Manguinhos facility.  We believe that this agreement will enable us to scale up the development, validation, and production of DPP products, and this will facilitate additional development projects for DPP.

Provided we successfully develop these products and that they are granted regulatory approval in Brazil, these agreements provide us with the opportunity to realize a total of approximately $3.4 million of product and license revenues.  We anticipate that approximately $1.7 million of these revenues will be realized during the 2nd half of 2008, and the balance in 2009.  However there can be no assurance of the amount or timing of these revenues.

We are also pursuing under Chembio brands the development of products on the DPP platform that we believe will address market opportunities in point-of-care testing.  We anticipate that we will select such products during the first quarter of 2008.    We are attempting to identify products that could generate attractive revenues and margins, address significant market opportunities and that would feature the unique advantages of DPP™, such as its improved sensitivity, sample management and/or multiplexing features.    There can be no assurance that these efforts will be successful in developing a Chembio-branded product or products, and that if developed such product or products will be successfully commercialized.

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

Revenue Recognition –

We sell our products directly through our sales force and through distributors.  Revenue from direct sales of our product are recognized upon shipment to the customer.  Income from research grants are recognized when earned.  Sales are recorded net of discounts, rebates and returns.

Research & Development Costs –

Research and development activities consist primarily of new product development, continuing engineering for existing products, regulatory and clinical trial costs.  Costs related to research and development efforts on existing or potential products are expensed as incurred.

Valuation of Inventories –

Inventories are stated at the lower of cost or market, using the first-in, first-out method (FIFO) to determine cost.  Our policy is to periodically evaluate the market value of the inventory and the stage of product life cycle, and record a reserve for any inventory considered slow moving or obsolete.    For example, each additional 1% of obsolete inventory would reduce such inventory by approximately $14,000.

Allowance for doubtful accounts –

Our policy is to review our accounts receivable on a periodic basis, no less than monthly.  On a quarterly basis an analysis is made of the adequacy of our allowance for doubtful accounts and adjustments are made accordingly.   The current allowance is approximately 1.05% of accounts receivable.  For example each additional 1% of accounts receivable that becomes uncollectible would reduce such balance of accounts receivable by approximately $10,000.

Income Taxes–

Income taxes are accounted for under SFAS No. 109, “Accounting for Income Taxes.”  SFAS No. 109 requires the asset and liability method of accounting for deferred income taxes.  Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities.  Deferred tax assets or liabilities at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered.  For example, if we do not become profitable, we may be unable to utilize our deferred tax asset, which approximates $7,988,000 at December 31, 2007.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the consolidated financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction.

The calculation of our tax liabilities involves the inherent uncertainty associated with the application of complex tax laws. We are subject to examination by various taxing authorities. We believe that as a result of our losses sustained to date, any examination would result in a reduction of our net operating losses rather than a tax liability.  As such, we have not provided for additional taxes estimated under FIN 48, Accounting for Uncertainty in Income Taxes.

The above listing is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles, generally accepted in the United States of America, with no need for management’s judgment in their application.  There are also areas in which management’s judgment in selecting any viable alternative would not produce a materially different result.  See our audited financial statements and notes thereto which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States of America.

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

 (a)           Management's Annual Report on Internal Control Over Financial Reporting.  The Company's management is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).  Under the supervision and with the participation of our senior management, consisting of our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, ~~(~~as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date").  Based on that evaluation, the Company’s management, including our chief executive officer and chief financial officer, concluded that as of the Evaluation Date our disclosure controls and procedures are effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

(b)           Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter of the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

  Directors and Executive Officers

Lawrence A. Siebert (51), President, Chief Executive Officer and Director.  Mr. Siebert was appointed President of Chembio Diagnostics, Inc. and a member of our board of directors upon consummation of the merger.  Mr. Siebert has been Chairman of Chembio Diagnostic Systems Inc. for approximately 12 years and its President since May 2002.  Mr. Siebert’s background is in private equity and venture capital investing.  From 1982 to 1991, Mr. Siebert was associated with Stanwich Partners, Inc, which during that period invested in middle market manufacturing and distribution companies.  From 1992 to 1999, Mr. Siebert was an investment consultant and business broker with Siebert Capital Corp. and Siebert Associates LLC, and was a principal investor in a privately held test and measurement company which was sold in 2002.  Mr. Siebert received a JD from Case Western Reserve University School of Law in 1981 and a BA with Distinction in Economics from the University of Connecticut in 1978.

Richard J. Larkin (51), Chief Financial Officer.  Mr. Larkin was appointed as Chief Financial Officer of Chembio Diagnostics, Inc. upon consummation of the merger.  Mr. Larkin oversees our financial activities and information systems.  Mr. Larkin has been the Chief Financial Officer of Chembio Diagnostic Systems Inc. since September 2003.  Prior to joining Chembio Diagnostic Systems Inc., Mr. Larkin served as CFO at Visual Technology Group from May 2000 to September 2003, and also led their consultancy program that provided hands-on expertise in all aspects of financial service, including the initial assessment of client financial reporting requirements within an Enterprise Resource Planning (Manufacturing) environment through training and implementation.  Prior to joining VTG, he served as CFO at Protex International Corporation from May 1987 to January 2000.  Mr. Larkin holds a BBA in Accounting from Dowling College and is a member of the American Institute of Certified Public Accountants.

Javan Esfandiari (41), Executive VP of Research and Development.  Mr. Esfandiari joined Chembio Diagnostic Systems, Inc, in 2000.  Mr. Esfandiari co-founded, and became a co-owner of Sinovus Biotech AB where he served as Director of Research and Development concerning lateral flow technology until Chembio Diagnostic Systems Inc. acquired Sinovus Biotech AB in 2000.  From 1993 to 1997, Mr. Esfandiari was Director of Research and Development with On-Site Biotech/National Veterinary Institute, Uppsala, Sweden, which was working in collaboration with Sinovus Biotech AB on development of veterinary lateral flow technology.  Mr. Esfandiari received his B.Sc. in Clinical Chemistry and his M. Sc. in Molecular Biology from Lund University, Sweden.  He has published articles in various veterinary journals and has co-authored articles on tuberculosis serology with Dr. Lyashchenko.

Richard Bruce (53), Vice President, Operations. Mr. Bruce was hired in April 2000 as Director of Operations. He is responsible for manufacturing, maintenance, inventory, shipping, receiving, and warehouse operations.  Prior to joining Chembio Diagnostic Systems Inc., he held director level positions at Wyeth Laboratories from 1984 to 1993. From 1993 to 1998, he held various management positions in the Operations department at Biomerieux.  From 1998 to 2000, he held a management position at V.I. Technologies.  Mr. Bruce has over 25 years of operations management experience with Fortune 500 companies in the field of in-vitro diagnostics and blood fractionation.  Mr. Bruce received his BS in Management from National Louis University in 1997.

Les Stutzman (56), VP of Sales & Marketing – Vet TB.  In 2005, Mr. Stutzman joined Chembio as Vice President of Marketing to lead the development and launch of rapid tests for veterinary and human TB and other veterinary products. Mr. Stutzman has spent over twenty years in marketing leadership positions within various diagnostics companies. He has held Global Director and Business Development Director positions in Marketing for diagnostic companies including bioMérieux Inc., (formerly Organon Teknika Corp.), Durham, North Carolina from 1997 to 2002 and TREK Diagnostic Systems, Cleveland, Ohio from 2002 to 2005.  Mr. Stutzman received his MBA in Marketing from Duke University Fuqua School of Business in 1988 and his Masters in Microbiology from Wagner College in 1982. Mr. Stutzman is MT (ASCP) SM certified.

Tom Ippolito (45), VP of Regulatory Affairs, QA and QC.  Mr. Ippolito joined Chembio in June 2005. He has over twenty years experience with in vitro diagnostics for infectious diseases, protein therapeutics, vaccine development, Process Development, Regulatory Affairs and Quality Management. Over the years, Mr. Ippolito has held Vice President level positions at Biospecific Technologies, Corp. from 2000 - 2005, Director level positions in Quality Assurance, Quality Control, Process Development and Regulatory Affairs at United Biomedical, Inc. from 1987 - 2000. Mr. Ippolito is the Course Director for “drug development process” and “FDA Regulatory Process” for the BioScience Certificate Program at the New York State University of Stony Brook, a program he has been a part of since its inception in 2003.

Cathy Dudnanski (48), VP of Marketing, Ms. Dudnanski joined Chembio in 2005 as Marketing Director for human diagnostic products including HIV 1/ 2 and Chagas disease.  She was promoted to Vice President in 2007.  Ms. Dudnanski brings over 20 years of domestic and international marketing and sales experience in medical devices and diagnostics to the company.  Between 2003 to 2005, Ms. Dudnanski was the Global Marketing Manager for Suction and Oxygen Care for GE Healthcare. From 2000-2003, Ms. Dudnanski was the Director of Sales & Marketing for ZeptoMetrix Corporation (former Division of Hemagen Diagnostics, Inc.) where her responsibilities included sales and marketing of research products to biotechnology firms and academia.  From 1992-1999, Ms. Dudnanski was the Director of Sales & Marketing for Hemagen Diagnostics, Inc. where she was responsible for the infectious disease and autoimmune disease product lines. She received a B.S. in Medical Technology from Roanoke College and an MBA from Loyola.  Ms. Dudnanski is MT (ASCP) certified and a member of the American Society of Microbiology.

Robert L. Aromando, Jr. (52),Executive VP of Commercial Operations.  Mr. Aromando joined the Company in May 2007.  Prior to this position, between 2001 and 2007, Mr. Aromando was Vice President of Marketing for Bracco Diagnostics Inc., a Princeton, New Jersey-based pharmaceutical company and part of the Bracco Group. Most of his focus at Bracco was on managing the efforts of a marketing department, launching new products, business development and life cycle management. Prior to joining Bracco Mr. Aromando completed a one-year contract as interim President and Chief Executive Officer for American Bio Medica Corporation, a publicly-traded diagnostic healthcare company. Prior to American Bio Medica Corporation, Mr. Aromando was Director of Global Marketing for Covance, a leading pharmaceutical development organization headquartered in Princeton, New Jersey where is had responsibility for managing the strategic direction of the clinical development marketing department. He also spent eight years at Roche Diagnostic Systems (member of the Roche Group) as Director of Global Marketing responsible for the drugs of abuse business unit. His focus at Roche was allocated to government affairs as well as providing solutions for substance abuse programs in the workplace, criminal justice, drug treatment and school sectors. Mr. Aromando’s career in healthcare also included stints at American Home Products and Litton Bionetics Laboratory Products

Alan Carus, CPA (69), Director, Audit Committee chair.  Mr. Carus was elected to Chembio’s Board of Directors on April 15, 2005, and currently serves on the Company’s Audit, Compensation, and Nominating and Corporate Governance Committees, including as Chairman of the Audit Committee.  He is a co-founder of LARC Strategic Concepts LLC, a consulting firm dedicated to guiding emerging companies to next stage development. Prior to co-founding LARC Strategic Concepts LLC, Mr. Carus was Senior Vice President of Maritime Overseas Corporation (“MOC”) and a senior executive of Overseas Shipholding Group, Inc. (“OSG”) from 1981 to 1998 when he retired. MOC was managing agent for OSG, one of the world’s largest ship-owners. He was a member of OSG’s senior management committee and had senior responsibility in areas relating to administration, accounting, tax, finance, budgets, long-range projections, and human resources. Mr. Carus was involved in numerous acquisitions, debt and equity offerings, complex transaction structuring, and was active in the management of OSG’s major investments in the cruise industry and other development stage companies. From 1964 to 1981, he was with Ernst & Young (including predecessors), the last seven years as a partner. Mr. Carus has a B.B.A. from the Baruch School of Business of the City College of New York.

Dr. Gary Meller (57), Director.  Dr. Meller was elected to our Board of Directors on March 15, 2005, and currently serves on the Company’s Audit, Compensation and Nominating and Corporate Governance Committees, including as Chairman of the Compensation Committee.  Dr. Meller has been the president of CommSense Inc., a healthcare business development company, since 2001.  CommSense Inc. works with clients in Europe, Asia, North America, and the Middle East on medical information technology, medical records, pharmaceutical product development and financing, health services operations and strategy, and new product and new market development.  From 1999 until 2001 Dr. Meller was the executive vice president, North America, of NextEd Ltd., a leading internet educational services company in the Asia Pacific region.  Dr. Meller also is a limited partner and a member of the Advisory Board of Crestview Capital Master LLC, which is our largest stockholder. Dr. Meller is a graduate of the University of New Mexico School of Medicine and has an MBA from the Harvard Business School.

Kathy Davis (51), Director.  Ms. Davis was elected to the Company’s Board of Directors in May 2007, and currently serves on the Company’s Audit, Compensation and Nominating and Corporate Governance Committees, including as Chairman of the Nominating and Corporate Governance Committee.  Ms. Davis is presently the owner of Davis Design Group LLC, a company that provides analytical and visual tools for public policy design.  Previously she served as the Chief Executive Officer of Global Access Point, a start up company with products for data transport, data processing, and data storage network and hub facilities.  From October 2003 to January 2005 Ms. Davis was Lieutenant Governor of the State of Indiana, and from January 2000 to October 2003 was Controller of the City of Indianapolis.  From 1989 to 2003 Ms. Davis held leadership positions with agencies and programs in the State of Indiana including State Budget Director, Secretary of Family & Social Services Administration, and Deputy Commissioner of Transportation. From 1982 to 1989 Ms. Davis held increasingly senior positions with Cummins Engine, where she managed purchasing, product cost, manufacturing, engineering, and assembly of certain engine product lines.  Ms. Davis also led the startup of and initial investments by a $50 million Indiana state technology fund, serves on the not-for-profit boards of Noble of Indiana, Indiana Museum of African American History, University of Evansville Institute of Global Enterprise, and Purdue College of Science Dean’s Leadership Council. She has a Masters of Business Administration from Harvard Business School and a Bachelor of Science in Mechanical Engineering from the Massachusetts Institute of Technology.

Section 16(a) Beneficial Ownership Reporting Compliances

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, executive officers and beneficial owners of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  The Company believes that during the year ended December 31, 2007, each person who was an officer, director and beneficial owner of more than 10% of the Company’s common stock complied with all Section 16(a) filing requirements, except for the following: (i) Form 4 for Lawrence A. Siebert, due on November 15, 2007, filed on November 19, 2007; (ii) Form 4 for Richard Larkin, due on November 15, 2007, filed on November 19, 2007.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer, controller, and persons performing similar functions.  A copy of the Company’s code of ethics is filed as Exhibit 14.1 to this Form 10-KSB.

Identification of Audit Committee; Audit Committee Financial Expert

The Company’s board of directors has established an audit committee.  Alan Carus, Katherine L. Davis and Dr. Gary Meller each serve on the audit committee, with Mr. Carus serving as chairman.  The Company’s board of directors has determined that Alan Carus is an audit committee financial expert and is independent.

ITEM 10.                      EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by the Company in each of the last two completed fiscal years for our principal executive officer, our two most highly compensated executive officers other than our principal executive officer whose annual compensation exceeded $100,000, and two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2007.

Name / Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Lawrence A. Siebert	2007	$249,135	$26,000	$-	$-	$9,314	$284,449
CEO	2006	207,115	20,000	21,017	-	7,200	255,332

Richard J. Larkin	2007	$153,654	$15,000	$-	$-	$1,304	$169,958
CFO	2006	140,385	15,000	27,300	-	-	182,685

Javan Esfandiari	2007	$180,192	$21,000	$99,993	$89,850	$5,510	$396,545
VP-R&D	2006	150,385	12,000	41,390	-	4,800	208,575

Tom Ippolito	2007	$155,481	$12,000	$-	$-	$381	$167,862
VP-Regulatory	2006	140,385	9,000	7,754	-	-	157,139

Richard Bruce	2007	$143,654	$12,000	$-	$-	$990	$156,644
VP-Operations	2006	127,981	9,000	24,516	-	-	161,497

1 Salary is total base salary.
2 Any bonus earned was paid solely on a discretionary basis, and not pursuant to any bonus plan.
3 The estimated fair value of any option or common stock granted was determined at the date of grant by using the Black-Scholes option pricing model.
4 Mr. Siebert also serves as a director on the Company’s board of directors.  Mr. Siebert does not receive any compensation for this director role.
5 Other compensation includes an employer match to 401(K) contributions and a car allowances where applicable.

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

Mr. Esfandiari.  The Company entered into a new employment agreement dated April 23, 2007, and to be effective March 5, 2007 (the "Employment Agreement"), with Mr. Esfandiari to continue as the Company's Senior Vice President of Research and Development for an additional term of three years.  Mr. Esfandiari's salary under the Employment Agreement is $185,000 for the first year, $210,000 for the second year, and $235,000 for the final year.  Mr. Esfandiari is eligible for a cash bonus of up to 50% of his base salary for each respective year, consisting of (i) a cash bonus of up to 37.5% of his calendar year base salary based on the performance of the Company's Dual Path Platform Technology, which is directly related to certain annual revenue targets budgeted by management of the Company, and (ii) a cash bonus of up to 12.5% of his calendar year base salary that is at the complete discretion and determination of the board of directors.  The Company also granted Mr. Esfandiari a stock grant of 200,000 shares of the Company's common stock. 100,000 shares will vest immediately, 50,000 shares will vest on the first anniversary date of the Employment Agreement, and 50,000 shares will vest on the second anniversary of the Employment Agreement. In addition, the Company will grant Mr. Esfandiari up to 50,000 shares of the Company's common stock for 2007 and 2008 based upon the performance of the Company's Dual Path Platform Technology, which is directly related to certain annual revenue targets budgeted by management of the Company.  Pursuant to the Company's 1999 Equity Incentive Plan and Stock Option Agreement, the Company also granted Mr. Esfandiari incentive stock options to purchase 300,000 shares of the Company's common stock. The price per share of these options is equal to the fair market value of the Company's common stock on April 23, 2007, which is the date on which the Agreement was entered into. 100,000 shares of the stock options vest immediately, 100,000 shares of the stock options will vest on the first anniversary of the Employment Agreement, and 100,000 shares of the stock options will vest on the second anniversary of the Employment Agreement.  Mr. Esfandiari is eligible to participate in any profit sharing, stock option, retirement plan, medical and/or hospitalization plan, and/or other benefit plans except for disability and life insurance that the Company may from time to time place in effect for the Company’s executives during the term of Mr. Esfandiari’s employment agreement.  If Mr. Esfandiari’s employment agreement is terminated by the Company without cause, or if Mr. Esfandiari terminates his employment agreement for a reasonable basis, including within 12 months of a change in control, the Company is required to pay as severance Mr. Esfandiari’s salary for twelve months.

Neither Mr. Larkin, Mr. Ippolito nor Mr. Bruce has an employment contract with the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2007
Name	Number of Securities Underlying Unexcercised Options Excerciseable (#)	Number of Securities Underlying Unexcercised Options Unexcersable (#)	Option Exercise Price (5) ($)	Option Expiration Date	Option Vesting Date	Foot- note
Lawrence A. Siebert	10,000		0.75	12/31/2008	4/17/2006	2
	10,000		0.75	5/4/2011	4/17/2006	2
	50,000		0.75	5/28/2011	4/17/2006	2, 3
	50,000		0.75	5/28/2011	1/1/2007	2, 3
	50,000		0.75	5/4/2011	5/5/2004	4
Richard J. Larkin	25,000		0.75	5/17/2010	4/17/2006	2
	25,000		0.75	5/17/2010	1/1/2007	2
	18,750		0.62	3/24/2011	3/24/2006	1
	18,750		0.62	3/24/2011	1/1/2007	1
	50,000		0.45	9/15/2010	5/5/2004	4
Javan Esfandiari	30,000		0.75	3/31/2008	4/17/2006	2
	5,000		0.75	12/31/2008	4/17/2006	2
	25,000		0.75	5/17/2010	4/17/2006	2
	25,000		0.75	5/17/2010	1/1/2007	2
	18,750		0.62	3/24/2011	3/24/2006	1
	18,750		0.62	3/24/2011	1/1/2007	1
	5,000		0.75	5/4/2011	4/17/2006	2
	25,000		0.75	5/28/2011	4/17/2006	2
	25,000		0.75	5/28/2011	4/17/2006	2
	25,000		0.75	5/28/2011	5/28/2007	2
	30,000		0.75	5/4/2011	5/5/2004	4
	100,000		0.599	4/23/2012	4/23/2007	2, 3
	100,000		0.599	4/23/2012	3/5/2008	2, 3
		100,000	0.599	4/23/2012	3/5/2009	2, 3
Tom Ippolito	15,000		0.62	3/24/2011	3/24/2006	1
Richard Bruce	5,000		0.75	12/31/2008	4/17/2006	2
	12,500		0.75	5/17/2010	4/17/2006	2
	12,500		0.75	5/17/2010	1/1/2007	2
	12,500		0.62	3/24/2011	3/24/2006	1
	12,500		0.62	3/24/2011	1/1/2007	1
	5,000		0.75	5/4/2011	4/17/2006	2
	10,000		0.75	5/4/2011	5/5/2004	4

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
3 Options Issued in connection with an employment contract.
4 All other options shown were issued prior to 2006 as part of the Company's 1999 Option Plan.
5 On February 15, 2008, the Company’s Compensation Committee approved the reduction of the exercise price to $0.48 per share of each employee stock option award issued under the 1999 Equity Incentive Plan for which the exercise price was greater than $0.48 per share.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($) [1]	Option Awards ($) [2]	Total ($)
Alan Carus	$ 30,500	$ 38,148	$ 68,648
Gary Meller	26,750	42,090	68,840
Katherine L. Davis	23,000	33,008	56,008
Gerald Eppner[3]	21,500	4,782	26,282
1 Fees earned or paid in cash represents a yearly fee and fees for meeting expenses: (a) Mr. Carus received an $18,000 annual fee as a member of the board of directors, a $2,500 annual fee as audit committee chairman and $10,000 in meeting fees paid during 2007; (b) Mr. Eppner received a $20,000  fee as a member of the board of directors, and $1,500 in meeting fees paid during 2007; (c) Dr. Meller received an $18,000 annual fee as a member of the board of directors, and $8,750 in meeting fees; (d) Ms. Davis received an $18,000 annual fee as a member of the board of directors, and $5,000 in meeting fees.
2Each outside member of the board of directors is granted the right to purchase 180,000 shares of the company’s common stock with an exercise price equal to the market price on the date of the grant as part of their annual compensation. One-fifth of these options are exercisable on the date of grant, one-fifth become exercisable on the first anniversary of the date of grant, and additional one-fifths become exercisable on the second through fourth anniversary of the date of grant.  The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model.
3Mr. Eppner resigned from our Board of Directors on January 30, 2007.

Director Compensation

All non-employee directors are paid an $18,000 annual retainer, semi-annually, and once every five years stock options to acquire 180,000 shares of the Company's common stock, with an exercise price equal to the market price on the date of the grant.  Stock options to acquire 36,000 shares become exercisable on the date of grant, and options to acquire an additional 36,000 shares become exercisable on the date of each of the four succeeding annual meetings of stockholders if and to the extent that the non-employee director is reelected as a director at each such annual meeting.  The audit committee chairman is paid an annual retainer of $2,500, paid semi-annually.  In addition, the non-employee directors are paid $1,000 in cash for each board of directors' meeting attended, and paid $500 in cash for each telephonic board of directors meeting.  The non-employee directors who are members of a committee of the board of directors are paid $500 in cash for each committee meeting attended, or $750 in cash for each committee meeting attended if that non-employee director is the committee chairman.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and each of our “named executive officers” and all of our directors and executive officers as a group as of March 5, 2008.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Siebert, Lawrence (1) 3661 Horseblock Road Medford, NY 11763	7,314,605	11.61%
Esfandiari, Javan (2) 3661 Horseblock Road Medford, NY 11763	714,580	1.17%
Larkin, Richard (3) 3661 Horseblock Road Medford, NY 11763	290,967	0.48%
Ippolito, Tom (4) 3661 Horseblock Road Medford, NY 11763	65,000	0.11%
Bruce, Richard (5) 3661 Horseblock Road Medford, NY 11763	140,000	0.23%
Carus, Al (6) 3661 Horseblock Road Medford, NY 11763	126,000	0.21%
Meller, Gary (7) 3661 Horseblock Road Medford, NY 11763	111,000	0.18%
Davis, Katherine L. (8) 3661 Horseblock Road Medford, NY 11763	36,000	0.06%
GROUP (9)	8,798,152	13.71%

Vicis Capital Master Fund 126 East 56th Street, Tower 56, Suite 700 New York, NY 10022	4,608,707	7.61%
Millenium 3 Opportunity Fund, LLC (10) 4 Becker Farm Road Roseland, NJ 07068	4,006,610	6.45%
Inverness Medical Innovations, Inc. 51 Sawyer Road, Suite 200 Waltham, MA 02453	5,367,840	8.87%
Crestview Capital Master, LLC (11) 95 Revere Drive, Suite A Northbrook, IL 60062	24,145,310	36.20%

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

The beneficial ownership percent in the table is calculated with respect to the number of outstanding shares (60,537,534) of the Company's common stock outstanding as of March 5, 2008.  Each stockholder's ownership is calculated as the number of shares of common stock owned plus the number of shares of common stock into which any preferred stock, warrants, options or other convertible securities owned by that stockholder can be converted within 60 days.

The term “named executive officer” refers to our principal executive officer, our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at the end of 2007, and two additional individuals for whom disclosure would have been provided but for the fact that the individuals were not serving as executive officers of the Company at the end of 2007.

(1)	Includes 245,000 shares issuable upon exercise of options exercisable within 60 days and 2,205,731 warrants.
(2)
Includes 492,000 shares issuable upon exercise of options exercisable within 60 days and 2,007 shares issuable upon exercise of warrants.  Does not include 100,000 shares issuable upon exercise of options that are not exercisable within the next 60 days

(3)	Includes 212,500 shares issuable upon exercise of options exercisable within 60 days and 27,436 shares issuable upon exercise of warrants.
(4)	Includes 65,000 shares issuable upon exercise of options exercisable within 60 days.
(5)	Includes 140,000 shares issuable upon exercise of options exercisable within 60 days.
(6)
Includes 111,000 shares issuable upon exercise of options exercisable within 60 days.  Does not include 156,000 shares issuable upon exercise of options that are not exercisable within the next 60 days.

(7)
Includes 111,000 shares issuable upon exercise of options exercisable within 60 days.  Does not include 156,000 shares issuable upon exercise of options that are not exercisable within the next 60 days.

(8)	Includes 36,000 shares issuable upon exercise of options exercisable within 60 days. Does not include 144,000 shares issuable upon exercise of options that are not exercisable within the next 60 days.
(9)	Includes footnotes (1)-(8)
(10)	Includes 1,557,376 shares issuable upon exercise of warrants.
(11)	Includes 6,169,056 shares issuable upon exercise of warrants.

  Equity Compensation Plan Information

Equity Compensation Plan Information as of December 31, 2007
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,201,500	$0.64	433,500
Equity compensation plans not approved by security holders	--	--	--
Total	2,201,500	$0.64	433,500

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Lawrence A. Siebert, the president and chairman of the board of directors of Chembio Diagnostics, Inc. (the “Company”) beginning at the time of and after the merger, and the president and chairman of Chembio Diagnostic Systems Inc. since May 2002, held two promissory notes issued by Chembio Diagnostic Systems Inc.  One note was issued on August 1, 1999 in the original principal amount of $338,125, bearing interest at a rate of 11% per annum.  The other was issued on April 25, 2001 in the original principal amount of $795,937, bearing interest at a rate of 12% per annum.  On May 5, 2004, Mr. Siebert converted the entire outstanding principal amount of the 11% note and $561,875 principal amount of the 12% note into 30 shares of the Company’s Series A Preferred Stock, together with warrants to acquire 1,800,000 shares of common stock at $0.90 per share, pursuant to the Company’s private placement of its Series A Preferred Stock on May 5, 2004.  Pursuant to the terms of the original Series A Preferred Stock, the shares of Series A Preferred Stock held by Mr. Siebert were convertible into 1,547,100 shares of the Company’s common stock at $0.60 per share.  The remaining debt of $234,062 held by Mr. Siebert was exchanged on May 5, 2004 into 7.80208 shares of the Company’s Series A Preferred Stock, together with warrants to acquire 468,125 shares of common stock at $0.90 per share, pursuant to the terms of the Company’s private placement of its Series A Preferred Stock on May 5, 2004.  As of December 31, 2006, $65,287.39 of accrued interest on the debt was also due to Mr. Siebert, but was not accruing interest.  As of December 31, 2007, the accrued interest had been repaid.  Mr. Siebert also invested $50,000 in the Company’s Series B Preferred Stock private placement pursuant to which he received 1 share of Series B Preferred Stock, which was originally convertible into 81,967 shares of common stock at $0.80 per share, together with a warrant to purchase 77,868 shares of common stock at an exercise price of $0.61 per share.

Mr. Siebert invested $18,700 in Chembio Diagnostic Systems Inc. pursuant to a private placement of convertible notes on March 22, 2004.  Mr. Siebert converted the entire principal amount of the note that he received, together with accrued interest thereon, into .942 shares of the Company’s Series A Preferred Stock, together with warrants to acquire 56,520 shares of common stock at $0.90 per share, pursuant to the Company’s private placement of its Series A Preferred Stock on May 5, 2004.

Mr. Siebert prior to March 22, 2004 had either advanced funds to Chembio Diagnostic Systems, Inc. or paid vendors directly on Chembio Diagnostic Systems, Inc.’s behalf.  The total amount so paid or advanced totaled $182,181 and was repaid in the fourth quarter of 2006.  In addition as of December 31, 2007, all of the accrued interest on the debt due to Mr. Siebert had been paid.

On February 15, 2008, the Compensation Committee approved the reduction of the exercise price to $0.48 per share of each employee stock option award issued under the 1999 Equity Incentive Plan for which the exercise price was greater than $0.48 per share.  As a result of this price reduction, the following number of employee stock options awarded to the Company’s officers and directors under the 1999 Equity Incentive Plan qualified for this price reduction: (i) Mr. Siebert: 170,000 options; (ii) Mr. Larkin: 87,500 options; (iii) Mr. Esfandiari: 532,500 options; (iv) Mr. Aromando: 100,000 options; (v) Mr. Ippolito: 15,000 options; (vi) Mr. Bruce: 90,000 options; (vii) Mr. Carus: 252,000 options; (viii) Dr. Meller: 252,000 options; and (ix) Ms. Davis: 180,000 options.

In addition, on February 15, 2008 the Compensation Committee granted, to certain of the Company’s officers, options to purchase the Company’s common stock under the 1999 Equity Incentive Plan as follows: (i) Mr. Siebert received 75,000 options; (ii) Mr. Larkin received 75,000 options; (iii) Mr. Esfandiari received 60,000 options; (iv) Mr. Bruce received 50,000 options; (v) Mr. Ippolito received 50,000 options; and (vi) Mr. Aromando received 25,000 options.  The exercise price for each of these options is $0.22 per share, which was the closing market price for the Company’s common stock on February 15, 2008.  The options vest on the date of the grant, and each option granted will expire and terminate, if not exercised sooner, upon the earlier to occur of (a) 30 days after termination of the employee’s employment with the Company or (b) the fifth anniversary of the date of grant.

Avi Pelossof, the Company’s Vice President of Sales and Marketing from May 5, 2004 to January 31, 2007, exercised 100,000 options in December 2006 at $0.60 per share, and another 50,000 options in January 2007 at $0.75 per share.

Robert Aromando, the Company’s Executive Vice President of Commercial Operations was hired in May of 2007.  In June 2007 in connection with his joining the Company, he was granted options to purchase 100,000 shares of common stock at an exercise price of $0.62 per share.  These options will become exercisable one year from the date of grant.  As discussed above, on February 15, 2008, the exercise price for these options was reduced to $0.48.

Dr. Gary Meller, a non-employee director of the Company, currently serves as a limited partner and a member of the Advisory Board of Crestview Capital Master LLC, referred to herein as Crestview, which was the lead investor, investing $3 million, in our Series B Preferred Stock private placement in January 2005, and which subsequently invested an additional $1 million in our Series B Preferred Stock private placement in March 2006.  Crestview also invested $2 million in our Series C Preferred Stock private placement in September 2006.  Details of these transactions are set forth below. Crestview currently is the largest stockholder of the Company.

As referred to above, in January 2005, for a purchase price of $3 million, Crestview acquired 60 shares of our Series B Preferred Stock, and warrants to purchase 4,672,130 shares of our common stock at a warrant exercise price of $0.61 per share.

In March 2006, for a purchase price of $1 million, Crestview acquired 20 shares of Series B Preferred Stock with warrants to purchase 1,557,377 shares of common stock at a warrant exercise price of $0.61 per share.  These shares were issued in connection with the Company’s January 2005 private placement as described herein.  In September 2006, for a purchase price of $2 million, we issued 40 shares of Series C Preferred Stock to Crestview together with warrants to purchase 625,000 shares of common stock at an exercise price of $1.00 per share.

In January 2007, because of comments from the staff of the SEC concerning the Company’s registration statement No. 333-138266 (the “Prospectus”), Crestview agreed to reduce the number of its shares of common stock covered by the Prospectus to 2,000,000.  Crestview also agreed to waive any penalties that the Company would otherwise owe Crestview because of the failure to register all of Crestview’s shares in the Prospectus.  In consideration for this waiver, the Company agreed that, upon request by Crestview, the Company will file one or more registration statements with the SEC in order to register the resale of other shares beneficially owned by Crestview.  The cost of any such registration statements shall be borne by the Company.

In addition to Crestview’s $2,000,000 investment in the Company’s September 2006 private placement of Series C Preferred Stock, the Company also received an investment of $2,000,000 on that date from Inverness Medical Innovations, Inc. (“Inverness”).  At that time, a Certificate of Designation for the Series C Preferred Stock was filed with the Secretary of State of Nevada reflecting the agreed upon conversion price of $0.85 per share of common stock.  This private placement of Series C Preferred Stock was completed on October 5, 2006, and it raised an aggregate of $8,150,000 (including the $2,000,000 invested by each of Crestview and Inverness).  During the period between September 29, 2006 and October 5, 2006, we requested the assistance of Crestview and others in identifying prospective investors for us.  On October 3, 2006, a Crestview representative informed Mr. Siebert of a conversation he had earlier that day with a fund manager who indicated that his fund would be interested in investing a substantial amount in the offering, but only at a conversion price of no more than $0.80.

At a board of directors meeting on October 4, 2006, Mr. Siebert expressed his recommendation that the board approve lowering the conversion price to $0.80 in order to be able to obtain the additional funds.  The board discussed the $1,300,000 promissory note bridge financing which had been completed in June 2006, the noteholders who expected to convert their notes into Series C Preferred Stock, and the restrictions on future equity sales by the Company in the bridge financing purchase agreement that necessitated finalizing promptly the Series C Preferred Stock offering.  After discussion to approve the funding, the motion was approved unanimously, with the exception of Gerald Eppner who abstained.  Mr. Eppner stated that he understood the benefits of the economics of the transaction and the Company’s need to proceed so quickly, but that he did not wish to vote in favor.

At a board meeting held on October 11, 2006, the board members discussed the Series C Preferred Stock private placement.  Mr. Eppner indicated that in his view it would be desirable to review the sequence of events in this transaction to assure proper guidelines for corporate governance and to determine if disclosure or other issues needed to be considered.  At a board meeting held on October 26, 2006, it was discussed that a subcommittee of the audit committee, whose members would be Mr. Eppner and Alan Carus, would review certain issues related to the Series C Preferred Stock private placement.

The first meeting of the audit committee to review the Series C Preferred Stock offering was held on October 27, 2006.  The audit committee decided it would review the role of Crestview in the Series C Preferred Stock offering, Crestview’s status as a possible control person, the role of Dr. Gary Meller in the offering and his relationship with Crestview, and whether the audit committee should recommend new corporate governance procedures to be implemented or any action to be taken by the Board.  The audit committee utilized legal counsel to assist in its review.  The audit committee held seven meetings during the period from October 27, 2006 to January 10, 2007.  Messrs. Carus and Eppner attended all of the meetings.  Mr. Carus concluded that:  (i) he was satisfied with the review, and (ii) although with fewer time constraints, there could have been more deliberation regarding the change in the conversion price, he believed there was no inappropriate conduct, that the Company had not suffered any damage and that the matter should be closed.  Mr. Eppner stated his concerns that:  (i)  Crestview is an affiliate of the Company, (ii) there was no participation by the Company in the reduction in the conversion price from $0.85 to $0.80, (iii) although he agreed with Mr. Carus that the $0.80 price may have been acceptable to the Company, it was not as good as a higher price, (iv) Mr. Siebert should not have allowed this to happen, and that because he did, it was evidence of control by Crestview, and (v) disclosure of the review of the audit committee should be made in a registration statement that was to be filed shortly thereafter.

On January 30, 2007, Gerald Eppner resigned from his position as a director of the Company, effective immediately.  At the time of his resignation, as additional consideration of his time and efforts as a member of the board of directors, the Company granted Mr. Eppner $20,000, and caused his outstanding unvested stock options to become vested immediately.  In his resignation letter, Mr. Eppner stated that he did not resign due to any disagreement with the Company, or because of any matter relating to the Company's operations, policies or practices.

On December 19, 2007 (the “Closing Date”), amendments to the governing documents for the Company’s Series A, Series B and Series C Convertible Preferred Stock (collectively, the “Preferred Stock”) and for certain warrants and options (collectively, the “Non-Employee Warrants”), not including options or warrants issued to employees or directors in their capacity as such (these actions collectively, the “Plan”), were approved by the Company and the requisite percentages of the holders of the Preferred Stock and of the Non-Employee Warrants (See - Note 1 to the condensed consolidated financial statements).  Subsequent to these amendments, all shares of Preferred Stock were converted to common stock and certain of the Non-Employee Warrants were exercised, including the following: Mr. Siebert’s 38.74442 shares of Series A Preferred Stock were converted into 2,421,526 shares of common stock at $0.48 per share, his 1.08545 shares of Series B Preferred Stock were converted into 113,067 shares of common stock at $0.48 per share, and Mr. Siebert purchased 337,500 shares of common stock through the exercise of warrants at an exercise price of $0.40 per share, for a total of $135,000 in cash; and Crestview’s 82.32274 shares of Series B Preferred Stock were converted into 10,290,342 shares of the Company’s common stock, Crestview’s 40 shares of Series C Preferred Stock were converted into 4,166,666 shares of common stock, Crestview exercised a portion of its Series B Warrants to purchase a total of 60,451 shares of common stock for an aggregate purchase price of $24,180.40, and Crestview exercised all of its Series C Warrants to purchase a total of 625,000 shares of common stock for an aggregate purchase price of $250,000.

Director Independence

Our common stock trades on the OTC Bulletin Board.  As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent.

We are not currently subject to corporate governance standards defining the independence of our directors, and we have chosen to define an “independent” director in accordance with the NASDAQ Global Market's requirements for independent directors (NASDAQ Marketplace Rule 4200).  Under this definition, we have determined that Katherine L. Davis and Al Carus currently qualify as independent directors.  We do not list the “independent” definition we use on our Internet website.

ITEM 13.	EXHIBITS

Number	Description
3.1	Articles of Incorporation, as amended. (3)
3.2	Amended and Restated Bylaws. (1)
4.1	Second Amended and Restated Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of the Registrant.
4.2	Registration Rights Agreement, dated as of May 5, 2004, by and among the Registrant and the Purchasers listed therein. (2)
4.3	Lock-Up Agreement, dated as of May 5, 2004, by and among the Registrant and the shareholders of the Registrant listed therein. (2)
4.4	Amended Form of Common Stock Warrant issued pursuant to the May 4, 2004 Stock and Warrant Purchase Agreement.
4.5	Form of $0.90 Warrant issued to Mark L. Baum pursuant to the Consulting Agreement dated as of May 5, 2004 between the Registrant and Mark L. Baum. (2)
4.6	Form of $0.60 Warrant issued to Mark L. Baum pursuant to the Consulting Agreement dated as of May 5, 2004 between the Registrant and Mark L. Baum. (2)
4.7	Second Amended and Restated Certificate of Designation of Preferences, Rights, and Limitations of Series B 9% Convertible Preferred Stock of the Registrant.
4.8	Form of Common Stock Warrant issued pursuant to the January 26, 2005 Securities Purchase Agreement. (9)
4.9	Amended Form of Common Stock Warrant issued pursuant to the January 26, 2005 Securities Purchase Agreement.
4.10	Registration Rights Agreement, dated as of January 26, 2005, by and among the Registrant and the purchasers listed therein. (9)
4.11	Form of Warrant, dated June 29, 2006, issued pursuant to Company and purchasers of the Company’s Secured Debentures. (4)
4.12	Registration Rights Agreement, dated June 29, 2006. (4)
4.13	Second Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series C 7% Convertible Preferred Stock of the Registrant.
4.14	Registration Rights Agreement, dated as of September 29, 2006, by and among the Registrant and the Purchasers listed therein. (6)
4.15	Form of Common Stock Warrant issued pursuant to the Securities Purchase Agreements dated September 29, 2006 (6).
4.16	Amended Form of Common Stock Warrant issued pursuant to the Securities Purchase Agreements dated October 5, 2006
4.17	Amended Form of Common Stock Warrant issued to Placement Agents pursuant to the October 5, 2005 Securities Purchase Agreement.
4.18*	Form of Employee Option Agreement.
4.19	Amended Form of Warrant used for Consultant Services, and in connection with the Company’s 2004 merger.
4.20	1999 Equity Incentive Plan (14)
10.1*	Employment Agreement dated June 15, 2006 with Lawrence A. Siebert. (5)
10.2*	Employment Agreement dated April 23, 2007 with Javan Esfandiari. (13)
10.3
Series A Convertible Preferred Stock and Warrant Purchase Agreement (the “Stock and Warrant Purchase Agreement”), dated as of May 5, 2004, by and among the Registrant and the purchasers listed therein. (2)

10.4	Securities Purchase Agreement (the “Securities Purchase Agreement”), dated as of January 26, 2005, by and among the Registrant and the purchasers listed therein. (9)
10.5	Amendment No. 1 to Securities Purchase Agreement, dated as of January 28, 2005 by and among the Registrant and the purchasers listed therein. (10)
10.6	Equity Exchange Agreement, dated as of January 28, 2005, by and between the Registrant and Kurzman Partners, LP. (10)
10.7	Security Purchase Agreement, dated June 29, 2006, among the Company and purchasers of the Company’s Secured Debentures. (4)

10.8	Form of Secured Debenture, dated June 29, 2006. (4)
10.9	Security Agreement, dated June 29, 2006, among the Company, Chembio Diagnostic Systems, Inc., and purchasers of the Company’s Secured Debentures. (4)
10.10	Subsidiary Guarantee, dated June 29, 2006, made by Chembio Diagnostic Systems, Inc., in favor of Purchasers of the Company’s Secured Debentures. (4)
10.11	Securities Purchase Agreement (the “Securities Purchase Agreement”), dated as of September 29, 2006, by and among the Registrant and the Purchasers listed therein. (6)
10.12	Letter of Amendment to Securities Purchase Agreements dated as of September 29, 2006 by and among the Registrant and the Purchasers listed therein. (6)
10.13	HIV Barrel License, Marketing and Distribution Agreement, dated as of September 29, 2006, by and among the Registrant, Inverness and StatSure. (6)
10.14	HIV Cassette License, Marketing and Distribution Agreement, dated as of September 29, 2006, between the Registrant and Inverness. (6)
10.15	Non-Exclusive License, Marketing and Distribution Agreement, dated as of September 29, 2006, between the Registrant and Inverness. (6)
10.16	Joint HIV Barrel Product Commercialization Agreement, dated as of September 29, 2006, between the Registrant and StatSure. (6)
10.17	Settlement Agreement, dated September 29, 2006, between the Registrant and StatSure. (6)
10.18	Contract for Transfer of Technology and Materials with Bio-Manguinhos. (7)
10.19	License and Supply Agreement dated as of August 30, 2002 by and between Chembio Diagnostic Systems Inc. and Adaltis Inc. (8)
14.1	Ethics Policy (11)
17.1	Letter of Resignation from Gerald A. Eppner. (12)
21	List of Subsidiaries.
23.1	Consent of Lazar, Levine & Felix LLP, Independent Accountants.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)   Incorporated by reference to the Registrant’s registration statement on Form SB-2 filed with the Commission on August 23, 1999 and the Registrant's Form 8-K filed on December 20, 2007.
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
(12) Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on January 30, 2007.
(13) Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed with the Commission on May 3, 2007.
(14) Incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A filed with the Commission on May 11, 2005.
(*)  An asterisk (*)  beside an exhibit number indicates the exhibit contains a management contract, compensatory plan or arrangement which is required to be identified in this report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the years ended December 31, 2007 and December 31, 2006, Lazar, Levine & Felix LLP, the Company’s principal accountants, billed the Company $85,000 and $72,000, respectively, for fees for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms 10-QSB and 10-KSB.

Audit-Related Fees

For the years ended December 31, 2007 and December 31, 2006, Lazar, Levine & Felix LLP, did not provide the Company with any assurance and related services reasonably related to the performance of the audit or review of the Company’s financial statements that are not reported above under “Audit Fees.”

Tax Fees

For the years ended December 31, 2007 and December 31, 2006, Lazar, Levine & Felix LLP billed the Company $10,000 and $3,130, respectively, for professional services for tax compliance, tax advice and tax planning.

All Other Fees

For the years ended December 31, 2007 and December 31, 2006, Lazar, Levine & Felix LLP billed the Company $42,500 and $30,200 for fees associated with the preparation and filing of the Company’s registration statements, responses to SEC comment letters and other related matters.

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

CHEMBIO DIAGNOSTICS, INC.

Date:  March 12, 2008                                    By /s/ Lawrence A. Siebert
Lawrence A. Siebert
President, Chief Executive Officer and
Chairman of the Board

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Lawrence A. Siebert Lawrence A. Siebert	Chief Executive Officer, President and Chairman Of The Board (Principal Executive Officer)	March 12, 2008
/s/ Richard J. Larkin Richard J. Larkin	Chief Financial Officer (Principal Financial & Accounting Officer)	March 12, 2008
/s/ Alan Carus Alan Carus	Director	March 12, 2008
/s/ Gary Meller Dr. Gary Meller	Director	March 12, 2008
/s/ Katherine L. Davis Katherine L. Davis	Director	March 12, 2008

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

—INDEX—
Page(s)
Report of Registered Independent Public Accounting Firm	F-2

Consolidated Financial Statements:

Balance Sheets
December 31, 2007 and 2006	F-3

Statements of Operations
Years ended December 31, 2007 and 2006	F-4

Statements of Changes in Stockholders’ Equity (Deficit)
Year ended December 31, 2006	F-5

Statements Of Changes in Stockholders’ Equity (Deficit)	F-6
Year ended December 31, 2007

Statements of Cash Flows
Years ended December 31, 2007 and 2006	F-7 - F-8

Notes to Consolidated Financial Statements	F-9 - F-25

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To The Board of Directors
Chembio Diagnostics, Inc. and Subsidiaries
Medford, New York

We have audited the consolidated balance sheets of Chembio Diagnostics, Inc. and Subsidiaries (the “Company”) as of December 31, 2007 and 2006 and the consolidated statements of operations, stockholders' equity (deficit) and cash flows for the two years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chembio Diagnostics, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

LAZAR LEVINE & FELIX LLP

/s/ LAZAR LEVINE & FELIX LLP

New York, New York
March 7, 2008

CHEMBIO DIAGNOSTIC SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,

- ASSETS -
	2007	2006
CURRENT ASSETS:
Cash and cash equivalents	$2,827,369	$4,290,386
Accounts receivable, net of allowance for doubtful accounts of $10,045 and $42,967 for 2007 and 2006, respectively	946,340	1,350,240
Inventories	1,453,850	1,108,950
Prepaid expenses and other current assets	243,748	204,092
TOTAL CURRENT ASSETS	5,471,307	6,953,668

FIXED ASSETS, net of accumulated depreciation	829,332	603,603

OTHER ASSETS:
Deposits and other assets	284,358	349,306

	$6,584,997	$7,906,577

- LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)-
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,175,791	$1,709,939
Deferred research and development revenue	43,334	-
Accrued interest payable	-	93,160
Current portion of obligations under capital leases	23,458	37,336
TOTAL CURRENT LIABILITIES	2,242,583	1,840,435

OTHER LIABILITIES:
Obligations under capital leases - net of current portion	79,588	7,081
Series C preferred stock redemption put	-	449,677
TOTAL LIABILITIES	2,322,171	2,297,193

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK - Series C 7% Redeemable Convertible - $.01 par value: None and 165 shares issued and outstanding as of 2007 and 2006.	-	6,549,191

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Preferred Stock – 10,000,000 shares authorized:
Series A 8% Convertible - $.01 par value: None and 149.92119 shares issued and outstanding as of 2007 and 2006, respectively.	-	2,504,313
Series B 9% Convertible - $.01 par value: None and 113.93591 shares issued and outstanding as of 2007 and 2006, respectively.	-	3,555,786
Common stock - $.01 par value; 100,000,000 shares authorized 60,537,534 and 11,296,961 shares issued and outstanding as of 2007 and 2006, respectively	605,375	112,970
Additional paid-in capital	39,003,148	19,960,618
Accumulated deficit	(35,345,697)	(27,073,494)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	4,262,826	(939,807)

	$6,584,997	$7,906,577

See accompanying notes

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED

	December 31, 2007	December 31, 2006
REVENUES:
Net sales	$8,764,877	$6,294,012
Research grant income	466,071	208,468
TOTAL REVENUES	9,230,948	6,502,480

Cost of sales	5,368,645	4,485,912

GROSS PROFIT	3,862,303	2,016,568

OPERATING EXPENSES:
Research and development expenses	1,906,653	1,401,472
Selling, general and administrative expenses	4,831,814	5,195,289
	6,738,467	6,596,761
LOSS FROM OPERATIONS	(2,876,164)	(4,580,193)

OTHER INCOME (EXPENSES):
Other income	120,862	30,000
Loss on extinguishment of debt	-	(386,895)
Interest income	145,289	29,532
Interest expense	(16,879)	(87,464)
	249,272	(414,827)

LOSS BEFORE INCOME TAXES	(2,626,892)	(4,995,020)

Provision for income taxes	-	-

NET LOSS	(2,626,892)	(4,995,020)

Dividends payable in stock to preferred stockholders	1,385,593	1,022,897
Non-recurring deemed dividend	4,259,717	-
Dividend accreted to preferred stock for associated costs and a beneficial conversion feature	-	2,187,149

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(8,272,202)	$(8,205,066)

Basic and diluted loss per share	$(0.57)	$(0.80)

Weighted average number of shares outstanding, basic and diluted	14,608,478	10,293,168

See accompanying notes

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2006
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional paid in capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance at December 31, 2005	158.68099	$2,628,879	102.19760	$3,173,239	8,491,429	$84,914	$14,034,099	$(18,868,428)	$1,052,703

Preferred Stock Issued:
For cash	-	-	20.00000	1,000,000	-	-	(112,750)	-	887,250
For fees	-	-	2.00000	100,000	-	-	(100,000)	-	-
For dividends	-	-	1.79797	89,899	-	-	(89,899)	-	-
Allocation of fair value to warrants	-	-	-	(481,470)	-	-	1,880,185	-	1,398,715
Allocation of value of beneficial conversion	-	-	-	(463,434)	-	-	2,187,149	-	1,723,715
Accretion of preferred dividend	-	366,563	-	508,751	-	-	-	(1,022,897)	(147,583)
Accretion of beneficial conversion	-	-	-	463,434	-	-	-	(2,187,149)	(1,723,715)
Payment of dividends	-	(369,123)	-	(473,982)	959,608	9,596	633,284	-	(200,225)

Common Stock Issued:
Common converted from preferred	(8.75980)	(122,006)	(12.05966)	(360,651)	1,426,483	14,265	468,392	-
For services	-	-	-	-	178,750	1,788	137,890	-	139,678

Warrants and options:
Consultants/Advisory Board	-	-	-	-	-	-	137,022	-	137,022
Prior CEO warrant	-	-	-	-	-	-	34,000	-	34,000
Exercised	-	-	-	-	240,691	2,407	143,914	-	146,321
Issued for bridge	-	-	-	-	-	-	328,341	-	328,341
Option valuation per 123R	-	-	-	-	-	-	278,991	-	278,991

Net loss for 2006	-	-	-	-	-	-	-	(4,995,020)	(4,995,020)

Balance at December 31, 2006	149.92119	$2,504,313	113.93591	$3,555,786	11,296,961	$112,970	$19,960,618	$(27,073,494)	$(939,807)

See accompanying notes

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2007
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional paid in capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance at December 31, 2006	149.92119	$2,504,313	113.93591	$3,555,786	11,296,961	$112,970	$19,960,618	$(27,073,494)	$(939,807)

Preferred Stock related:
Accretion of preferred dividend	-	331,375	-	491,302	-	-	-	(1,385,594)	(562,917)
Payment of dividends	-	(391,343)	-	(758,087)	3,442,467	34,425	1,705,505	-	590,500

Common Stock Issued:
Common converted from preferred (including Series C)	(149.92119)	(2,444,345)	(113.93591)	(3,289,001)	41,861,540	418,615	16,425,733	(4,259,717)	6,851,285
For services	-	-	-	-	200,000	2,000	117,800	-	119,800

Warrants and options:
Consultants/Advisory Board	-	-	-	-	-	-	20,000	-	20,000
Exercised					3,736,566	37,365	1,082,996		1,120,361
Fee for plan	-	-	-	-	-	-	(561,816)	-	(561,816)
Option valuation per 123R	-	-	-	-	-	-	252,312	-	252,312

Net loss for 2007	-	-	-	-	-	-	-	(2,626,892)	(2,626,892)

Balance at December 31, 2007	-	$-	-	$-	60,537,534	$605,375	$39,003,148	$(35,345,697)	$4,262,826

See accompanying notes

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED

	December 31, 2007	December 31, 2006
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$9,802,348	$6,407,314
Cash paid to suppliers and employees	(11,276,554)	(10,581,216)
Interest received	145,289	29,532
Interest paid	(16,879)	(58,553)
Net cash used in operating activities	(1,345,796)	(4,202,923)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(410,425)	(374,513)
Net cash used in investing activities	(410,425)	(374,513)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Series C Preferred Stock and associated warrants, net of cash cost of financing of $110,000	-	7,440,285
Sale of Series B Preferred Stock and associated warrants, net of cash cost of financing of $2,750	-	997,250
Payment of obligation to related party		(182,181)
Proceeds from bridge loan	-	1,300,000
Payment on bridge loan	-	(699,755)
Payment of accrued interest	(93,160)	(127,652)
Proceeds from exercise of options and warrants, net of cash cost of financing of $561,816	558,545	146,321
Payment of capital lease obligation	(52,181)	(38,368)
Payment of dividends	(120,000)	(200,226)
Net cash provided by financing activities	293,204	8,635,674

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,463,017)	4,058,238
Cash and cash equivalents - beginning of the period	4,290,386	232,148

Cash and cash equivalents - end of the period	$2,827,369	$4,290,386

Continues on next page

See accompanying notes

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED
(CONTINUED)

	December 31, 2007	December 31, 2006
RECONCILIATION OF NET INCOME TO NET CASH FROM OPERATING ACTIVITIES:

Net Loss	$(2,626,892)	$(4,995,020)
Adjustments:
Depreciation and amortization	283,359	209,541
Non-cash interest expense	-	328,341
Loss on retirement of fixed assests	12,146	-
Provision for doubtful accounts	(32,922)	22,479
Common stock, options and warrants issued as compensation	342,163	565,668
Expenses related to conversion of bridge into Series C Preferred Stock	-	99,469
Changes in assets and liabilities:
Accounts receivable	436,822	(117,645)
Inventories	(344,900)	(420,967)
Prepaid expenses and other current assets	(9,706)	88,895
Other assets and deposits	64,948	(239,723)
Accounts payable and accrued expenses	529,186	256,039
Net cash used in operating activities	$(1,345,796)	$(4,202,923)

Supplemental disclosures for non-cash investing and financing activities:
Preferred B issued as payment for financing fees	$-	$100,000
Warrants issued with bridge loan	-	-
Value of warrants issued allocated to additional paid-in capital	20,000	1,880,185
Value of common stock and stock options issued	41,181	-
Cost of royalty rate reduction in other assets	-	200,000
Accreted beneficial conversion to preferred stock	-	2,187,149
Value of deemed dividend	4,259,717	-
Accreted dividend to preferred stock	1,385,594	1,022,897
Value of Common stock issued as payment of dividend	1,739,930	642,879
Value of Preferred B issued as payment of dividend	-	89,899
Value of Preferred stock converted to common stock	5,733,346	482,657
Bridge debt and associated interest converted into Series C Preferred Stock	-	699,714
Assets acquired under capital leases	110,810	-

See accompanying notes

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

The Plan

On December 19, 2007 (the “Closing Date”) amendments to the governing documents for the Company’s Series A, Series B and Series C Convertible Preferred Stock (collectively, the “Preferred Stock”) and for certain warrants and options (collectively, the “Non-Employee Warrants”) not including options or warrants issued to employees or directors in their capacity as such (these actions collectively, the “Plan”) were approved by the Company and the requisite percentages of the holders of the Preferred Stock and of the Non-Employee Warrants.

Pursuant to the terms of the Plan, on the Closing Date, all of the outstanding Series A and Series B Preferred Stock, other than the Series A Preferred and Series B Preferred held by the Company’s Chief Executive Officer (“CEO”), was converted into 21,538,479 shares of the Company’s $.01 par value common stock (the “Common Stock”) at a conversion rate of $0.40 per share of Common Stock.  The Series A Preferred and Series B Preferred held by the CEO was converted at the rate of $0.48 per share into 2,534,593 shares of Common Stock.  All of the outstanding Series C Preferred Stock was also converted into 17,187,496 shares of Common Stock at the rate of $0.48 per share, and the Company issued 1,273,235 shares of Common Stock as payment for any accrued but unpaid dividends on any shares of the Preferred Stock outstanding on the Closing Date.

On the Closing Date, the holders of all the Non-Employee Warrants were permitted to exercise their Non-Employee Warrants for cash at a reduced exercise price of $0.40 per share, or on a cashless basis at an exercise price of $0.45 per share.  The exercise of these Non-Employee Warrants on a cash and cashless basis resulted in the Company issuing 3,686,566 shares of Common Stock. Non-Employee Warrant Holders that exercised at least 10% of their Non-Employee Warrants for cash at $0.40 per share on the Closing Date are now permitted, but not required, to exercise the remaining balance of their Non-Employee Warrants for cash or on a cashless basis at an exercise price of $0.45 per share at any time on or before June 30, 2008.

Pursuant to the terms of the approved Plan, if a Non-Employee Warrant holder exercised at least 10% of its warrants for cash at the Closing Date, but does not exercise the remaining balance of its warrants for cash or on a cashless basis on or before June 30, 2008, the exercise price of its remaining warrants will revert to the original exercise price on July 1, 2008, at which time they will be permitted to exercise their Non-Employee Warrants on a cash or a cashless basis.

For a consenting Non-Employee Warrant holder that did not exercise at least 10% of its warrants for cash at the Closing Date, the exercise price of its warrants reverted to the original exercise price, subject to any applicable adjustment, on December 20, 2007.  Beginning April 1, 2008, in addition to being exercisable for cash, a Non-Employee Warrant holder that did not exercise at least 10% of its warrants for cash at the Closing Date will be permitted to exercise their warrants on a cashless basis based on the Volume Weighted Average Price (VWAP) for the ten-trading day period that ends on the first trading day immediately preceding the date of such warrant exercise.  The Plan amendments also provide that for those Non-Employee Warrant holders that consented to the Plan, the anti-dilution and price reduction provisions of the Non-Employee Warrants will not cause any adjustment to the exercise price or number of shares issuable based on any issuance or other action taken in connection with the Plan.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Certain holders of the Non-Employee Warrants did not consent to the Plan transactions.  Pursuant to the anti-dilution terms existing in certain of the Non-Employee Warrants held by these non-consenting holders, the number of warrants that these non-consenting holders are permitted to exercise has been increased by 2,395,466.  In addition, the exercise prices of certain of the Non-Employee Warrants held by non-consenting holders was reduced to $0.40 pursuant to the terms of these warrants, and these non-consenting holders are permitted to exercise their warrants for cash only at $0.40 per share until the expiration of the warrants.

The Plan’s cashless exercise provision permits Non-Employee Warrant holders to use any excess of the market price of the Company’s Common Stock over the exercise price of a Non-Employee Warrant as part of the exercise price for another Warrant by submitting both warrants at the time of exercise.  Pursuant to the Plan, Non-Employee Warrant holders were permitted at the Closing Date to use the greater of (i) $0.53 or (ii) the VWAP for the ten-trading day period that ended on December 17, 2007 as the value of the Common Stock, so that each Non-Employee Warrant used as part of the exercise price payment on the Closing Date represented the difference between the greater of these two values and the $0.45 Non-Employee Warrant exercise price.  In addition, Non-Employee Holders that exercised at least 10% of all of such holder's Non-Employee Warrants for cash on the Closing Date are permitted between the Closing Date and June 30, 2008 to use the difference between the greater of these two values and the $0.45 Non-Employee Warrant exercise price as part of their exercise price payment.  Non-Employee Warrant Holders that did not exercise (x) at least 10% of all of such holder's Non-Employee Warrants for cash at the Closing Date, or (y) its Non-Employee Warrants on cashless basis at $0.45 per share on the Closing Date will only be permitted to exercise its Non-Employee Warrants on a cashless basis beginning on April 1, 2008, and at that point the value of a warrant to be used as part of the exercise price payment in such cashless exercise will equal the excess of the VWAP for the ten-trading day period that ends on the first trading day immediately preceding the date of such warrant exercise over the exercise price of a warrant.

In connection with the Plan closing, the Company obtained $1,089,361 of Non-Employee Warrant cash exercises on the Closing Date.

The Company worked with Collins Stewart LLC (“Collins Stewart”), an investment banking advisor, with respect to the Plan transactions.  As compensation for the services rendered by Collins Stewart, the Company paid Collins Stewart certain cash fees, as well as reimbursement for its reasonable counsel and out-of-pocket expenses related to the Plan, aggregating approximately $312,000.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES:

(a)	Principles of Consolidation:

The consolidated financial statements include the accounts of the Company, and its two wholly owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.

(b)	Inventories:

Inventories are stated at the lower of cost or market.  Cost is determined on the first-in, first-out method.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

Effective January 1, 2007, we adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. Any interest and penalties accrued related to unrecognized tax benefits will be recorded in tax expense.  The adoption of FIN 48 had no impact on the Company’s financial statements for the year ended December 31, 2007.

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

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

(i)	Revenue Recognition:

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”).  Under SAB 104, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectability is reasonably assured.  Revenue typically is recognized at time of shipment.  Sales are recorded net of discounts, rebates and returns.

The Company recognizes income from research projects and grants when earned.  Grants are invoiced after expenses are incurred.  Any projects or grants funded in advance are deferred until earned.

(j)	Concentrations of Credit Risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash instruments with well-known financial institutions and, at times, may maintain balances in excess of the $100,000 FDIC Insurance limit.  The Company monitors the credit ratings of the financial institutions to mitigate this risk.  The Company maintains three accounts with a well established multi-national bank and as of December 31, 2007 had approximately $2.6 million above these limits. Concentration of credit risk with respect to trade receivables is principally mitigated by the Company’s obtaining of letters of credit from certain foreign customers, and its diverse customer base both in number of customers and geographic locations.  We currently do not require collateral.

(k)	Fair Value:

Fair values of cash, accounts receivable, prepaid expenses and other current assets and accounts payable and accrued expenses reflected in these financial statements approximate carrying value as these are short-term in nature.

(l)	Recent Accounting Pronouncements Affecting the Company:

In September 2006, the staff of the SEC issued Staff Accounting Bulletin ("SAB") No. 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 became effective in fiscal year end December 31, 2007. Adoption of SAB 108 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2 "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2") which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006, and isdid not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157-b - Effective Date of FASB Statement No. 157) which, if adopted as proposed, would delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We do not believe that adoption of this statement would have a material impact on our financial statements.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160.  “Noncontrolling Interests in Consolidated Financial Statements-and Amendment of ARB No. 51.”  SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated.  This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The adoption of SFAS 160 is not currently expected to have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

(m)	Preferred Stock:

Prior to the Plan (see Note 1), the Company’s Series C Preferred Stock contained provisions whereby, under certain conditions outside of the control of management, the holders could require redemption; accordingly, at December 31, 2006 it was classified outside of permanent equity.

As per the Plan (see Note 1) all classes of preferred stock were converted into common stock on December 19, 2007.  Accordingly, no preferred stock was outstanding on December 31, 2007.

(n)	Earnings Per Share

The following weighted average shares were used for the computation of basic and diluted earnings per share:

	For the years ended
	December 31, 2007	December 31, 2006
Basic	14,608,478	10,293,168

Diluted	14,608,478	10,293,168

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution from the exercise or conversion of other securities into Common Stock, but only if dilutive. Diluted loss per share for the years ended December 31, 2007 and 2006 is the same as basic loss per share, since the effects of the calculation were anti-dilutive due to the fact that the Company incurred losses for all periods presented. The following securities, presented on a common share equivalent basis, have been excluded from the per share computations:

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

	For the years ended
	December 31, 2007	December 31, 2006
1999 Plan Stock Options	2,015,352	1,629,750
Other Stock Options	124,625	144,625
Warrants	25,972,223	24,713,994
Convertible Preferred Stock	25,872,315	16,835,036

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

The Company produces only one group of similar products known collectively as “rapid medical tests”. As per the provisions of SFAS 131, management believes that it operates in a single business segment. Net sales by geographic area are as follows

	For the years ended
	December 31, 2007	December 31, 2006
Africa	$3,784,791	$1,552,043
Asia	158,577	250,243
Europe	153,808	92,248
Middle East	239,838	194,767
North America	4,226,442	1,384,933
South America	201,421	2,819,778
	$8,764,877	$6,294,012

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

 NOTE 4 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

Accounts payable and accrued liabilities as of December 31:

	December 31, 2007	December 31, 2006
Accounts payable – suppliers	$726,174	$679,990
Accrued commissions	14,251	91,920
Accrued royalties / licenses	852,119	461,048
Accrued payroll	279,598	87,637
Accrued vacation	155,480	214,858
Accrued legal and accounting	10,000	7,000
Accrued expenses – other	138,169	167,486
TOTAL	$2,175,791	$1,709,939

NOTE 5 — EMPLOYEE STOCK OPTION PLAN:

The Company had a 1999 Stock Option Plan (the “SOP”) originally covering 1,500,000 shares of Common Stock. Under the terms of the SOP, the Compensation Committee of the Company’s board is authorized to grant incentive options to key employees and to grant non-qualified options to key employees and key individuals. The options become exercisable at such times and under such conditions as determined by the Compensation Committee.  The SOP was amended at the Company’s 2005 stockholders’ meeting.  The number of options under the SOP was increased to cover 3,000,000 shares of common stock.  It was also amended to allow independent directors to be eligible for grants under the portion of the SOP concerning non-qualified options.

Effective January 1, 2006, the Company’s SOP is accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards ("FAS") No. 123 (revised 2004), Share-Based Payment ("FAS 123(R)"), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 107 ("SAB 107"), which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

As a result of the adoption of FAS 123(R), the Company's results for the years ended December 31, 2007 and 2006 include share-based compensation expense totaling $252,000 and $279,000, respectively.  Such amounts have been included in the Condensed Consolidated Statements of Operations within cost of goods sold (none and $28,000, respectively), research and development ($100,000 and $68,000, respectively) and selling, general and administrative expenses ($152,000 and $183,000, respectively).  No income tax benefit has been recognized in the income statement for share-based compensation arrangements due to the history of operating losses.

Stock option compensation expense in the years ended December 31, 2007 and 2006 represent the estimated fair value of options outstanding which are being amortized on a straight-line basis over the requisite vesting period of the entire award.

The weighted average estimated fair value of stock options granted in the years ended December 31, 2007 and 2006 was $.46 and $.53 per share, respectively.  The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is determined using the simplified method as permitted by SAB 107, as the Company has no history of employee exercise of options to-date.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

The assumptions made in calculating the fair values of options are as follows:

For the years ended
	December 31, 2007	December 31, 2006
Expected term (in years)	5	4 to 5
Expected volatility	102.84% to 106.31%	116.2% to 118.16%
Expected dividend yield	n/a	n/a
Risk-free interest rate	4.50% to 5.06%	4.39% to 4.92%

The Company granted 960,000 new options under the SOP during the year ended December 31, 2007 at prices ranging from $.53 to $0.88 per share.

The following table provides stock options activity for the years ended December 31, 2007 and 2006:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	1,285,750	$0.70
Granted	1,147,250	$0.57
Exercised	(100,000)	$0.62
Forfeited/expired /cancelled	(803,250)	$0.65
Outstanding at December 31, 2006	1,529,750	$0.65	3.60 years	$204,866
Granted	960,000	$0.57
Exercised	(50,000)	$0.62
Forfeited/expired	(238,250)	$0.67
Outstanding at December 31, 2007	2,201,500	$0.64	3.52 years	$-

Exercisable at December 31, 2007	1,445,500	$0.68	3.06 years	$-

The following table summarizes information about stock options outstanding as of December 31, 2007:

	Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Shares	Average Remaining Contract Life (Year)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.35 - 0.48	90,000	2.81	0.420	$ -	90,000	0.420	$ -
$0.53 - 0.60	887,500	4.29	0.557	-	243,500	0.572	-
$0.62 - 0.68	324,000	3.71	0.627	-	224,000	0.630	-
$0.75 - 0.88	900,000	2.80	0.755	-	888,000	0.755	-
Total	2,201,500		0.643	$ -	1,445,500	0.684	$ -

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

As of December 31, 2007, there was $217,000 of net unrecognized compensation cost related to stock options that are not vested, which is expected to be recognized over a weighted average period of approximately 0.53 years.  The total fair value of shares vested during the years ended December 31, 2007 and 2006, was $276,000 and $421,000, respectively.

At the end of January 2008, subsequent to the balance sheet date, 210,000 options were forfeited.  As of February 15, 2008, the board of directors voted to re-price any SOP options in excess of $.48 to $.48, the estimated expense related to this re-price is $20,000.  In addition the board approved the issuance of an additional 525,000 options under the SOP at an exercise price, based on the closing market price on the date of grant, of $.22 per share.

NOTE 6 — RELATED PARTIES:

The Company had a liability to its President on December 31, 2006 for $65,000 of accrued interest on prior debt that is not accruing additional interest.  The accrued interest was repaid in 2007.    In addition, the Company had a liability to its President for funds advanced by him to it or paid directly by him to vendors on its behalf of $182,000 (non-interest bearing and payable on demand) which was repaid in October of 2006.

In September 2006, the Company received an investment of $2,000,000 from Inverness Medical Innovations, Inc. (“Inverness”).  Inverness markets the Company’s FDA-approved rapid HIV tests under Inverness’ Clearview® brand, Chembio received a nonexclusive license to Inverness’ lateral flow patents.  The distribution agreements with Inverness contain gross margin sharing formulae among Inverness, the Company and, in the case of the HIV barrel product, StatSure Diagnostic Systems, Inc.

NOTE 7 — INVENTORIES:

Inventories consist of at December 31:

	2007	2006
Raw Materials	$705,873	$629,967
Work in Process	234,077	257,208
Finished Goods	513,900	221,775
	$1,453,850	$1,108,950

NOTE 8 — FIXED ASSETS:

Fixed assets consist of at December 31:

	2007	2006
Machinery and equipment	$982,440	$604,668
Furniture and fixtures	156,313	139,624
Computer and telephone equipment	308,591	259,078
Leasehold improvements	306,676	226,415
Tooling	-	41,900
	1,754,020	1,271,685
Less accumulated depreciation and amortization	(924,688)	(668,082)
	$829,332	$603,603

Included in the above fixed assets is $121,000 and $53,000, net of accumulated depreciation of $69,000 and $106,000 of assets held under capital leases as of December 31, 2007 and 2006, respectively.   Depreciation expense for the 2007 and 2006 years aggregated $283,359 and $209,541, respectively.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 9 — LONG-TERM DEBT / ACCRUED INTEREST PAYABLE:

In connection with the Series B Preferred Stock offering interest payable on certain debt was agreed to be paid over 33 months in installments of $10,000 per month and a final payment of $3,160 in the 34th month.  These payments are subordinate to the redemption rights of the Series B preferred stockholders.  No additional interest accrues on this payable.  The accrued interest repaid was $93,160 and $120,000 in the year ended 2007 and 2006, respectively.   The balance remaining unpaid was none and $93,160 as of December 31, 2007 and 2006, respectively.

NOTE 10 — OBLIGATIONS UNDER CAPITAL LEASES:

The Company is obligated under capitalized leases for certain manufacturing and computer equipment.

Future minimum lease payments under these capitalized lease obligations, including interest as of December 31, 2007 were as follows:

Year ending December 31,

2008	$35,832
2009	28,572
2010	28,572
2011	28,572
2012	15,204
136,752
Less: imputed interest	(33,706)
Present value of future minimum lease payments	103,046
Less: current maturities	(23,458)
$79,588
These leases have interest rates ranging from 9.5% - 15%.

NOTE 11 — RESEARCH GRANTS AND DEVELOPMENT CONTRACTS:

In 2007 and 2006, the Company earned research grants, feasibility and development contracts in the amounts of $466,000 and $208,000, respectively.   The Company is now involved in additional feasibility and development contracts related to its DPP™ technology.  During 2007 we received $439,000 in fees for feasibility studies and earned $396,000 on these contracts, the $43,000 difference is reflected in deferred revenues.  The Company expects to receive additional feasibility and development contracts for its DPP technology in 2008.

NOTE 12 — INCOME TAXES:

No provision for Federal income taxes was required for the years ended December 31, 2007 or 2006, due to the Company’s operating losses.  At December 31, 2007 and 2006, the Company has unused net operating loss carry-forwards of approximately $21,000,000 and $16,900,000 which expire at various dates through 2027.  Most of this amount is subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership”.  In addition the Company has a research and development credit carryforward of approximately $551,000 and $350,000 for the years ended December 31, 2007 and 2006, respectively which expire at various dates through 2027.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

As of December 31, 2007 and 2006, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, since significant utilization of such amounts is not presently expected in the foreseeable future.

Deferred tax assets and valuation allowances consist of:

	December 31, 2007	December 31, 2006
Net operating loss carry-forwards	$7,300,000	$6,800,000
Research and development credit	551,000	350,000
Other	137,000	33,000
Gross deferred tax assets	7,988,000	7,183,000
Valuation allowances	(7,988,000)	(7,183,000)
Net deferred tax assets	$—	$—

We file income tax returns in the U.S. federal and New York state jurisdictions. Tax years for fiscal 2004 through 2006 are open and potentially subject to examination by the federal and New York state taxing authorities.

NOTE 13 — STOCKHOLDERS’ EQUITY:

(a)  Common Stock

On December 19, 2007 the Company issued pursuant to the Plan (see Note 1):

i)  99,086, 599,331, and 574,818 shares of common stock for the payment of dividends for the Series A, B and C preferred stock, respectively.  These shares were valued, in the aggregate at $558,000, using the respective conversion price at the time of the conversion of the preferred stock;
ii)  10,134,954, 13,938,118, and 17,187,496 shares of common stock for the conversion of the Series A, B and C preferred stock, respectively. These shares were valued, in the aggregate at $16,504,000, using the market price on December 19, 2007;
iii)  963,163 shares of common stock for the cashless exercise of 6,381,052 warrants, and
iv)  2,723,403 shares of common stock for the cash exercise of warrants where the Company received $1,089,000 less $562,000 paid in fees.

During the year ended December 31, 2007, the Company issued 200,000 shares of its Common Stock upon the execution of an employment agreement, of which 100,000 shares vested immediately, 50,000 shares will vest on March 5, 2008 and 50,000 shares will vest on March 5, 2009.   These shares were valued at the market price on the date of grant and aggregated $119,800 and are being expensed over the vesting periods.

During year ended December 31, 2007 the Company issued 50,000 shares of its Common Stock upon the exercise of options and received cash of $31,000.

During the year ended December 31, 2007 Series A Preferred shareholders, other than in the Plan, converted 8.33092 shares of Series A Preferred Stock into 416,546 shares of Common Stock.

During the year ended December 31, 2007 Series B Preferred shareholders, other than in the Plan, converted 2.25 shares of Series B Preferred Stock into 184,426 shares of Common Stock.

In the year ended December 31, 2007, other than in the Plan, the Company issued 897,896, 835,577 and 435,759 shares of its Common Stock as payment of dividends on its Series C Preferred Stock, Series B Preferred Stock and Series A Preferred Stock, respectively. These shares were valued, in the aggregate at $1,182,000, using a volume weighted average price (VWAP) for the ten trading days immediately preceding the issue date.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

(b)  Warrants

On December 19, 2007, in connection with the Plan (see Note 1) certain holders of the Non-Employee Warrants did not consent to the Plan transactions.  Pursuant to the anti-dilution terms existing in certain of the Non-Employee Warrants held by these non-consenting holders, the number of warrants that these non-consenting holders are permitted to exercise has been increased by 2,395,466.  In addition, the exercise prices of certain of the Non-Employee Warrants held by non-consenting holders was reduced to $0.40 pursuant to the terms of these warrants, and these non-consenting holders are permitted to exercise their warrants for cash only at $0.40 per share until the expiration of the warrants.

During the year ended December 31, 2007, the Company issued warrants to purchase 33,381 shares of Common Stock at an exercise price of $0.81 per share to a sales agent as payment for commissions accrued at year end 2006 (value $20,000).  These warrants have a five-year life.

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
DECEMBER 31, 2007 AND 2006

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

(c)  Series A 8% Convertible Preferred Stock:

On December 19, 2007, according to the Plan (see Note 1), all of the Series A preferred stock was converted into common stock.  The common stock issued was valued at the market price on December 19, 2007 of $.40 per share.  This value was adjusted against the carrying value of the Series A Preferred Stock and the difference of $1,726,000 was charged to deemed dividends.

The Series A Preferred Stock was issued in 2004 at a face value of $30,000 per share and came with detachable warrants. The recorded amount of the preferred shares was calculated using a fair value allocation between the preferred shares and detachable warrants. Some key features included:

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

In the event the Company elects to pay any dividend in shares of common stock or in shares of series A preferred stock, so long as Vicis Capital Master Fund owns any shares of series A preferred stock, Vicis Capital Master Fund will receive such dividend in cash unless it otherwise notifies the Company no later than five (5) trading days prior to the date of the applicable dividend payment.  Such payment to Vicis Capital Master Fund will not affect the Company’s election to make the applicable dividend payment in stock so long as the only holder receiving the dividend payment in cash is Vicis Capital Master Fund. To date all dividends have been paid in Common Shares, except $180,000 which was paid in cash to Vicis Capital Master Fund.

Conversion: Series A preferred stock is convertible, at the option of the holders, into shares of Common Stock at a conversion price of $0.60 per share. Based on its original purchase price of $30,000 per share, each share of Series A Preferred Stock is convertible into 50,000 shares of Common Stock.

Redemption: The holders have the right, under certain conditions, to require redemption of all or a portion of such holder’s shares of Series A Preferred Stock.  As of December 31, 2007 and 2006 such conditions no longer applied; accordingly, no accretion is being made to bring the value up to its redemption value.  The liquidation preference was $30,000 per share plus accrued and unpaid dividends.  As of December 31, 2006, the unpaid dividends were $400 per share, an aggregate for all such shares of $4,557,604.  Accrued but unpaid dividends of $62,528 are included in the preferred stock carrying value as at December 31, 2006.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

(d)  Series B 9% Convertible Preferred Stock:

On December 19, 2007, according to the Plan (see Note 1), all of the Series B preferred stock was converted into common stock.  The common stock issued was valued at the market price on December 19, 2007 of $.40 per share.  This value was adjusted against the carrying value of the Series B Preferred Stock and the difference of $2,349,000 was charged to deemed dividends.

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

Redemption: The holders have the right, under certain conditions, to require redemption of all or a portion of such holder’s shares of Series B Preferred Stock. As of December 31, 2006 and 2005 such conditions no longer applied; accordingly, no accretion is being made to bring the value up to its redemption value. The liquidation preference is $50,000 per share plus accrued and unpaid dividends. As of December 31, 2006, the unpaid dividends were $2,300 per share, an aggregate for all such shares of $5,958,848.  Accrued but unpaid dividends of $262,053 are included in the preferred stock carrying value as at December 31, 2006.

As per EITF 00-27 “Application of Issue 98-5 to Certain Convertible Instruments”, the Company evaluated the Series B Preferred Stock transaction that occurred on March 30, 2006, see above, and found that there was an associated beneficial conversion feature totaling $463,434; the preferred stock was further discounted by this amount. The beneficial conversion amount was then accreted back to the preferred stock in accordance with the conversion provision which allowed for 100% to be converted immediately.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

(e)  Series C 7% Convertible Preferred Stock:

On December 19, 2007, according to the Plan (see Note 1), all of the Series C preferred stock was converted into common stock.  The common stock issued was valued at the market price on December 19, 2007 of $.40 per share.  This value was adjusted against the carrying value of the Series C Preferred Stock and the difference of $185,102 was charged to deemed dividends.

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

Liquidation preference: The liquidation preference is $50,000 per share plus accrued and unpaid dividends and all liquidated damages.  The liquidation preference is $50,000 per share plus accrued and unpaid dividends.   As of December 31, 2006, the unpaid dividends were $894.44 per share, an aggregate for all such shares of $8,397,583. Accrued but unpaid dividends of $147,583 are included in the preferred stock carrying value as at December 31, 2006

The Company has accounted for the Series C Offering pursuant to the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19:  “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF 00-19”). The Company has allocated the value received between the preferred stock and the related warrants.  The allocated value for the preferred stock and the related warrants were $6,851,285 and $1,398,715, respectively.  Further, the Company has determined that the redemption feature in the Series C Preferred Stock needs to be bifurcated and has valued the same at $449,677.  The warrant value and the value of the redemption feature is treated as a discount and the preferred stock is reflected net of this discount.  Due to the contingent redemption feature, the Series C Preferred Stock is reflected as temporary equity.  The Series C Preferred Stock is not currently redeemable and there is no likelihood that it will become redeemable; accordingly, no accretion is being made to bring the carrying value up to its redemption value. The liability for the value of the redemption feature will be “marked to market” in future accounting periods until such time as the redemption is exercised or the feature meets the criteria for equity classification.  See Note 13(b) for the valuation of warrants.

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
DECEMBER 31, 2007 AND 2006

NOTE 14 — COMMITMENTS AND CONTINGENCIES:

Employment Contracts:

The Company has contracts with two key employees.  The contracts call for salaries presently aggregating $425,000 per year.  One contract expires in May of 2008 and one contract expires in March of 2010.  The following table is a schedule of future minimum salary commitments:

2008	$314,167
2009	230,833
2010	39,167
$584,167

Pension Plan:

The Company has a 401(k) plan established for its employees.  The Company opted to match 20% of the first 5% (or 1% of salary) that an employee contributes to their 401(k) plan.  Expenses related to this match aggregated $20,500 for the year ended December 31, 2007.  The Company did not elect to make any matching contributions for the year ended December 31, 2006.

Obligations Under Operating Leases:

The Company leases office and manufacturing facilities.  The current lease expires on April 30, 2009.  The following is a schedule of future minimum rental commitments:

Year ending December 31,

2008	$128,160
2009	42,720
$170,880

The Company has an option to renew the lease for an additional two year term with a nominal increase.

Rent expense aggregated $123,500 and $100,500 for the years ended December 31, 2007 and 2006, respectively.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

Economic Dependency:

The Company had sales to three customers each in excess of 10% of total sales in the year ended December 31, 2007.  Sales to these customers aggregated approximately $2,456,000, $2,249,000 and $1,398,000, respectively.  This represents approximately 70% of total sales.  Accounts receivable as of December 31, 2007 from these customers approximated $222,000, none and none, respectively.

The Company had sales to four customers each in excess of 10% of total sales in the year ended December 31, 2006.  Sales to these customers aggregated approximately $1,530,000, $1,223,000, $1,092,000 and $814,000, respectively.  This represents approximately 74% of total sales.  Accounts receivable as of December 31, 2007 from these customers approximated $380,000, none, $568,000 and $174,000, respectively.

The Company had purchases from one vendor in excess of 10% of total purchases for the year ended December 31, 2007.  Purchases from this vendor aggregated approximately $356,000.  Accounts payable as of December 31, 2007 to this vendor approximated $19,000.

The Company had purchases from one vendor in excess of 10% of total purchases for the year ended December 31, 2006.  Purchases from this vendor aggregated approximately $244,000.  Accounts payable as of December 31, 2006 to this vendor approximated $4,000.

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

License Agreement:

The Company entered into a license agreement, effective February 1, 2008, whereby it agreed to pay $1,000,000 in non-refundable license fees: $500,000 during 2008 and $500,000 in 2009.  The Company is also obligated to pay a royalty based on eligible sales of the licensed product.