Form 10-Q
period 2008-06-30
CHEMBIO DIAGNOSTICS, INC.
filed 2008-08-04
CIK 1092662

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 - Q
_______________________________

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008

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
Yes ____ No   X

As of August 1, 2008, the Registrant had 61,944,901 shares outstanding of its $.01 par value common stock.

Quarterly Report on FORM 10-Q For The Period Ended

June 30, 2008

Table of Contents

Chembio Diagnostics, Inc.

Page
Part I. FINANCIAL INFORMATION:
Item 1. Financial Statements:
Condensed Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007.	F-2

Condensed Consolidated Statements of Operations (unaudited) for the Three and Six Months ended June 30, 2008 and 2007.	F-3

Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Months ended June 30, 2008 and 2007.	F-4

Notes to Condensed Consolidated Financial Statements (unaudited)	F-5 to F-12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation	1

Item 4T. Controls and Procedures	12

Part II. OTHER INFORMATION:

Item 4. Submission Of Matters To A Vote Of Security Holders	12

Item 6. Exhibits	13

SIGNATURES	15

EXHIBITS

PART I
Item 1. FINANCIAL STATEMENTS

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF

- ASSETS -
	June 30, 2008	December 31, 2007
	(UNAUDITED)
CURRENT ASSETS:
Cash and cash equivalents	$954,157	$2,827,369
Accounts receivable, net of allowance for doubtful accounts of $10,301 and $10,045 for 2008 and 2007, respectively	1,435,121	946,340
Inventories	1,449,301	1,453,850
Prepaid expenses and other current assets	311,542	243,748
TOTAL CURRENT ASSETS	4,150,121	5,471,307

FIXED ASSETS, net of accumulated depreciation	964,542	829,332

OTHER ASSETS:
License agreements, net of current portion	1,075,560	255,948
Deposits and other assets	28,410	28,410

	$6,218,633	$6,584,997

- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,830,250	$2,175,791
Deferred research and development revenue	100,000	43,334
Current portion of license fee payable	375,000	-
Current portion of obligations under capital leases	18,226	23,458
TOTAL CURRENT LIABILITIES	2,323,476	2,242,583

OTHER LIABILITIES:
Obligations under capital leases - net of current portion	70,519	79,588
License fee payable - net of current portion	500,000	-
TOTAL LIABILITIES	2,893,995	2,322,171

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock - $.01 par value; 100,000,000 shares authorized 61,944,901 and 60,537,534 shares issued and outstanding as of 2008 and 2007, respectively	619,449	605,375
Additional paid-in capital	39,212,197	39,003,148
Accumulated deficit	(36,507,008)	(35,345,697)
TOTAL STOCKHOLDERS’ EQUITY	3,324,638	4,262,826

	$6,218,633	$6,584,997

See accompanying notes

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED
(UNAUDITED)

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
REVENUES:
Net sales	$2,466,241	$2,420,215	$4,704,212	$4,445,537
Research grant income	251,543	82,558	378,300	95,556
TOTAL REVENUES	2,717,784	2,502,773	5,082,512	4,541,093

Cost of sales	1,420,975	1,510,873	2,723,781	2,889,375

GROSS PROFIT	1,296,809	991,900	2,358,731	1,651,718

OPERATING EXPENSES:
Research and development expenses	567,249	583,154	1,193,586	901,884
Selling, general and administrative expenses	1,094,819	1,063,343	2,341,973	2,315,569
	1,662,068	1,646,497	3,535,559	3,217,453
LOSS FROM OPERATIONS	(365,259)	(654,597)	(1,176,828)	(1,565,735)

OTHER INCOME (EXPENSES):
Other income (expense)	-	(12,146)	-	120,862
Interest income	7,391	42,589	26,371	94,910
Interest expense	(5,261)	(1,702)	(10,854)	(4,699)
	2,130	28,741	15,517	211,073

LOSS BEFORE INCOME TAXES	(363,129)	(625,856)	(1,161,311)	(1,354,662)

Provision for income taxes	-	-	-	-

NET LOSS	(363,129)	(625,856)	(1,161,311)	(1,354,662)

Dividends payable in stock to preferred stockholders	-	356,900	-	710,878

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(363,129)	$(982,756)	$(1,161,311)	$(2,065,540)

Basic and diluted loss per share	$(0.01)	$(0.08)	$(0.02)	$(0.17)

Weighted average number of shares outstanding, basic and diluted	60,616,122	12,019,518	60,576,828	12,318,633

See accompanying notes

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
(UNAUDITED)

	June 30, 2008	June 30, 2007
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers	$4,593,731	$4,456,290
Cash paid to suppliers and employees	(6,165,461)	(5,611,364)
Interest received	7,391	94,910
Interest paid	(5,261)	(4,699)
Net cash used in operating activities	(1,569,600)	(1,064,863)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets	(289,311)	(151,574)
Net cash used in investing activities	(289,311)	(151,574)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	-	31,000
Payment of accrued interest	-	(60,001)
Payment of dividends	-	(60,000)
Payment of capital lease obligation	(14,301)	(21,174)
Net cash used in financing activities	(14,301)	(110,175)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,873,212)	(1,326,612)
Cash and cash equivalents - beginning of the period	2,827,369	4,290,386

Cash and cash equivalents - end of the period	$954,157	$2,963,774

RECONCILIATION OF NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES:

Net Loss	$(1,161,311)	$(1,354,662)
Adjustments:
Depreciation and amortization	154,101	134,194
Loss on retirement of fixed assets	-	12,146
Provision for doubtful accounts	256	(32,922)
Common stock, options and warrants issued as compensation	244,338	257,398
Changes in assets and liabilities:
Accounts receivable	(489,037)	(51,881)
Inventories	4,549	(19,316)
Prepaid expenses and other assets	(908,621)	(72,043)
Deferred revenue	56,666	-
Accounts payable and accrued expenses	(345,541)	62,223
Licenses fee payable	875,000	-
Net cash used in operating activities	$(1,569,600)	$(1,064,863)

Supplemental disclosures for non-cash investing and financing activities:
Value of common stock issued upon cashless warrant exercise	14,074	-
Value of warrants issued allocated to additional paid-in capital	-	20,000
Accreted dividend to preferred stock	-	710,878
Value of Common stock issued as payment of dividend	-	381,759
Value of Preferred stock converted to common stock	-	162,411
Assets acquired under capital leases	-	102,860

See accompanying notes

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

NOTE1—DESCRIPTION OF BUSINESS:

Chembio Diagnostics, Inc. (the “Company” or “Chembio”) and its subsidiaries develop, manufacture, and market rapid diagnostic tests that detect infectious diseases. The Company’s main products are three rapid tests for the detection of HIV antibodies in whole blood, serum and plasma samples, two of which were approved by the FDA in 2006; the third is sold for export only.  The Company also has a rapid test for Chagas disease (a parasitic disease endemic in Latin America) as well as a line of rapid tests for veterinary tuberculosis. One of the veterinary tests is USDA approved.   The Company’s products are sold to medical laboratories and hospitals, governmental and public health entities, non-governmental organizations, medical professionals and retail establishments. Chembio’s products are sold under the Company’s STAT PAK® or SURE CHECK ® registered trademarks or under the private labels of its marketing partners, for example the Clearview® label owned by Inverness Medical Innovations, Inc., which is the Company’s exclusive marketing partner for its rapid HIV lateral flow test products in the United States.  These products employ lateral flow technologies that are proprietary and/or licensed to the Company.  All of the Company’s future products that are currently being worked on are based on its patented Dual Path Platform (DPP®), which is a unique diagnostic point of care platform that has certain advantages over lateral flow technology.  The Company has a number of products under development that employ the DPP®.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Although the Company’s revenues and gross margins increased in the six months ended June 30, 2008 as compared to the same period in 2007, it has sustained significant operating losses in the six months ended June 30, 2008 and for the year 2007. At June 30, 2008, the Company had a positive stockholders’ equity of $3,325,000 and working capital of $1,827,000. The Company estimates that its resources are sufficient to fund its needs through the end of 2008 and it is considering alternatives to provide for its capital requirements for 2009 and beyond in order to continue as a going concern. The Company’s liquidity and cash requirements will depend on several factors. These factors include (1) the level of revenue growth; (2) the extent to which, if any, that revenue growth improves operating cash flows; (3) the Company’s investments in research and development, facilities, marketing, regulatory approvals, and other investments it may determine to make, and (4) the investment in capital equipment and the extent to which it improves cash flow through operating efficiencies. There are no assurances that the Company will be successful in raising sufficient capital.

NOTE2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Basis of Presentation:

The consolidated interim financial information as of June 30, 2008 and for the six-month periods ended June 30, 2008 and 2007 have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America, have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation.  The interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of consolidated financial position as of June 30, 2008, and consolidated results of operations, and cash flows for the six month periods ended June 30, 2008 and 2007, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

(b)	Inventories:

Inventory consists of the following at:

	June 30, 2008	December 31, 2007
Raw Materials	$593,827	$705,873
Work in Process	300,531	234,077
Finished Goods	554,943	513,900
	$1,449,301	$1,453,850

(c)	Earnings Per Share

The following weighted average number of shares was used for the computation of basic and diluted loss per share:

	For the three months ended		For the six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Basic	60,616,122	12,019,518	60,576,828	12,318,633

Diluted	60,616,122	12,019,518	60,576,828	12,318,633

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution from the exercise or conversion of other securities into Common Stock, but only if dilutive. Diluted loss per share for the three and six month periods ended June 30, 2008 and 2007 is the same as basic loss per share, since the effects of the calculation were anti-dilutive due to the fact that the Company incurred losses for all periods presented. The following securities, presented on a common share equivalent basis, have been excluded from the per share computations:

	For the three months ended		For the six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

1999 & 2008 Plan Stock Options	2,605,665	1,847,599	2,448,467	1,672,326
Other Stock Options	124,625	142,125	124,625	144,625
Warrants	18,966,456	26,196,085	19,226,777	26,189,446
Convertible Preferred Stock	-	26,780,096	-	26,943,441

(d)	Employee Stock Option Plan:

Effective January 1, 2006, the Company’s Stock Option Plans (the “Plans”) are accounted for in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards Share-Based Payment ("FAS 123(R)"), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations. FAS 123(R) requires compensation costs related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. In addition, the Company adheres to the guidance set forth within SEC Staff Accounting Bulletin No. 107 ("SAB 107"), which provides the Staff's views regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

As a result of the adoption of FAS 123(R), the Company's results for the three-month periods ended June 30, 2008 and 2007 include share-based compensation expense totaling $64,000 and $121,000, respectively.  Such amounts have been included in the Condensed Consolidated Statements of Operations within research and development ($15,000 and $64,000, respectively) and selling, general and administrative expenses ($49,000 and $57,000, respectively).  The six-month periods ended June 30, 2008 and 2007 include share-based compensation expense totaling $223,000 and $137,000, respectively.  Such amounts have been included in the Condensed Consolidated Statements of Operations within cost of goods sold ($19,000 and none, respectively), research and development ($74,000 and $65,000, respectively) and selling, general and administrative expenses ($130,000 and $72,000, respectively).  No income tax benefit has been recognized in the income statement for share-based compensation arrangements due to the history of operating losses.

Stock option compensation expense in the three and six month periods ended June 30, 2008 and 2007 represent the estimated fair value of options outstanding which are being amortized on a straight-line basis over the requisite vesting period of the entire award.

The weighted average estimated fair value of stock options granted in the six-month periods ended June 30, 2008 and 2007 was $.13 and $.44 per share, respectively.  The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is determined using the simplified method as permitted by SAB 107, as the Company has no history of employee exercise of options to-date.

The assumptions made in calculating the fair values of options are as follows:

	For the three months ended		For the six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Expected term (in years)	4	5	1 to 4	5
Expected volatility	112.33%	102.84%	109.33-112.33%	102.84-104.80%
Expected dividend yield	n/a	n/a	n/a	n/a
Risk-free interest rate	2.98%	4.55-5.06%	1.91 to 2.98%	4.50-5.06%

The Company granted 967,650 options under the Plans during the six-months ended June 30, 2008 at exercise prices ranging from $.13 to $0.22 per share.  On February 15, 2008 the Compensation Committee of the Company’s Board of Directors approved the reduction of the exercise price to $.48 of all employee options for which the exercise price was greater than $.48 per share (an aggregate of 1,846,500 options).  The expense related to this modification was $18,000 and was expensed in the first quarter of 2008.

The following table provides stock option activity for the six months ended June 30, 2008:
Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	2,201,500	$0.64	3.52 years	$ -
Impact of re-price (for accounting purposes treated as a cancelation and re-issue):
effect as if cancelled	(1,846,500)	$0.64
effect as if re-issiued	1,846,500	$0.48
Granted	967,650	$0.18
Exercised	-	-
Forfeited/expired	(263,000)	$0.71
Outstanding at June 30, 2008	2,906,150	$0.38	3.68 years	$ 68,463

Exercisable at June 30, 2008	1,836,500	$0.39	3.56 years	$ 51,183

As of June 30, 2008, there was $114,000 of net unrecognized compensation cost related to stock options that had not vested, which is expected to be recognized over a weighted average period of approximately 1.77 years.  The total fair value of stock options vested during the six-month periods ended June 30, 2008 and 2007, was approximately $267,000 and $256,000, respectively.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)
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

The Company produces only one group of similar products known collectively as “rapid medical tests”. As per the provisions of SFAS 131, management believes that it operates in a single business segment. Net sales by geographic area are as follows:

	For the three months ended		For the six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Africa	$1,014,119	$1,045,630	$2,300,880	$1,414,254
Asia	29,731	58,481	130,740	99,694
Europe	37,780	10,414	81,720	37,424
Middle East	54,310	62,240	155,151	181,199
North America	407,984	1,102,155	1,043,750	2,563,081
South America	922,317	141,295	991,971	149,885
	$2,466,241	$2,420,215	$4,704,212	$4,445,537

(f)	Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consist of:

	June 30, 2008	December 31, 2007
Accounts payable – suppliers	$580,390	$726,174
Accrued commissions	63,230	14,251
Accrued royalties / licenses	756,372	852,119
Accrued payroll	110,813	279,598
Accrued vacation	140,796	155,480
Accrued legal and accounting	28,000	10,000
Accrued expenses – other	150,649	138,169
TOTAL	$1,830,250	$2,175,791

(g)	Recent Accounting Pronouncements affecting the Company

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 – Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The implementation of SFAS No. 157 for financial assets and liabilities, effective January 1, 2008, did not have an impact on the Company’s financial position and results of operations.  The Company is currently evaluating the impact of adoption of this statement on its non-financial assets and liabilities in which is expected to be determined by the first quarter of fiscal 2009.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133.” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS No. 161 on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles

SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact adoption of SFAS 162 may have on the financial statements, if any.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

(h)	License Agreement

During the quarter ended March 31, 2008, the Company entered into a sublicense agreement (see Note 3) for which it has recorded an asset of $1,000,000.  This asset is being expensed over an estimated beneficial life of ten years.  The current portion of this expense is $100,000 and is reflected in current assets.  The unamortized balance as of June 30, 2008 is $850,000 and is reflected in other assets along with other unexpensed long-term license fees of $225,560.

(i)	Deferred Revenue

The Company recognizes income from research projects and grants when earned.  Grants are invoiced after expenses are incurred. Any projects or grants funded in advance are deferred until earned. As of June 30, 2008, $100,000 of advanced revenues was unearned.

NOTE3—LICENSE FEE PAYABLE:

In February 2008, the Company entered into a sublicense agreement (the “Agreement”) with Bio-Rad Laboratories, Inc. and Bio-Rad Pasteur (collectively, “Bio-Rad”).  Bio-Rad is the exclusive licensee of Institute Pasteur of Paris, France, for HIV-2 patents.  Pursuant to the terms of the Agreement, Bio-Rad sublicensed to the Company patents related to the use of HIV-2.  In exchange for the use of the patents, the Agreement provides that the Company will pay Bio-Rad a $1,000,000 sublicense fee, $500,000 payable during 2008, of which $125,000 has been paid and $375,000 is payable by December 31, 2008, with the additional $500,000 being payable by December 31, 2009.  The Company will also pay Bio-Rad a royalty on net sales in the United States and Canada of rapid test immunoassay tests sold under the Company’s name (a) for simultaneously detecting “HIV type 1 + HIV type 2” antibodies and/or antigens; (b) being operated with the Company’s Point of Care Rapid Test Platform; and (c) allowing visual and automated signal reading and interpretation through a single test unit format.  The Company has begun manufacturing products under the sublicense agreement, but it does not currently have any sales that are subject to the royalty. The Agreement will continue until the expiration of the last-to-expire of the sublicensed patents, unless otherwise terminated at an earlier date by the Company or Bio-Rad (see Note 2(h)).

NOTE4—STOCKHOLDERS’ EQUITY:

Common Stock and Warrants:

During the June 30, 2008 quarter, warrants to purchase 9,323,854 shares of the Company’s common stock were exercised on a cashless basis, resulting in the issuance of 1,407,367 shares of common stock. These warrants were exercised on a cashless basis in connection with the Company’s preferred stock and warrant amendments that were completed on December 19, 2007, and the Company received no cash consideration for these issuances of common stock.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

NOTE5—COMMITMENTS AND CONTINGENCIES:

(a)	Economic Dependency:

The following table delineates sales the Company had to customer(s) in excess of 10% of total sales for the periods indicated:
	For the three months ended				For the six months ended				Accounts Receivable
	June 30, 2008		June 30, 2007		June 30, 2008		June 30, 2007		As of
	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales	June 30, 2008	June 30, 2007
Customer 1	$914,000	37%	n/a	n/a	$983,000	21%	n/a	n/a	$533,000	n/a
Customer 2	$717,000	29%	$864,000	34%	$1,499,000	32%	$1,210,000	27%	$277,000	$499,500
Customer 3	$424,000	17%	$664,000	26%	$965,000	20%	$953,000	21%	$442,000	$356,500
Customer 4	n/a	n/a	$364,500	14%	n/a	n/a	$1,398,000	31%	n/a	$307,500

The following table delineates purchases the Company had to vendor(s) in excess of 10% of total purchases for the periods indicated:
	For the three months ended				For the six months ended				Accounts Payable
	June 30, 2008		June 30, 2007		June 30, 2008		June 30, 2007		As of
	Purchases	% of Purc.	Purchases	% of Purc.	Purchases	% of Purc.	Purchases	% of Purc.	June 30, 2008	June 30, 2007
Vendor 1	$115,000	18%	$74,000	12%	$142,000	11%	n/a	n/a	$36,500	n/a
Vendor 2	$100,000	16%	$78,000	13%	$218,000	17%	n/a	n/a	$42,000	n/a
Vendor 3	n/a	n/a	n/a	n/a	n/a	n/a	$162,490	12%	n/a	$24,000

(b)	Governmental Regulation:

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

(c)	Nigeria:

During the first quarter of 2008 we were informed that our designation in Nigeria as one of the screening tests will be changed to that of a confirmatory test, in the first quarter of 2009.  Consequently we expect our sales to Nigeria to decrease in 2009 as compared to 2008.

(d)	Voluntary Component Recall:

In April 2008, we initiated a voluntary recall of two lots of Control kits used with our HIV 1-2 Stat Pak® Assay distributed by Inverness under its Clearview® brand. Control kits are to be used in order to verify the operator’s ability to properly perform the test and to interpret the results. These kits are supplied directly to Inverness by our vendor in accordance with our specifications and instructions.  In the case of these two lots of Control kits, although they met our specifications, they were at the lower limit of such specifications, and this produced some issues with the interpretation of the Control kit results by certain customers. Chembio has provided the kit supplier with a more clearly defined specification and has reviewed copies of revised manufacturing and testing procedures to ensure implementation of the new specification. Based upon these new specifications, packaged HIV Rapid Test Control Packs containing the new HIV Controls were ready for customer distribution. We have classified this recall as a Class III recall which is defined as “a situation in which there is little chance that using or being exposed to the device will cause health problems.”   Approximately $21,000 in costs has been incurred through June 30, 2008 and we have taken a reserve for additional potential costs related to this recall of approximately $19,000.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

(e)	DPP® Agreements:

a.	Bio-Manguinhos:

On January 29, 2008 we signed three new technology transfer, supply and license agreements with the Bio-Manguinhos unit of the Oswaldo Cruz Foundation of Brazil for products we are completing development of using DPP®.   Two products being developed will be used in screening programs funded by Brazil’s Ministry of Health for the control and eradication of Leishmaniasis and Leptospirosis, respectively, which are both blood-borne infectious diseases that are endemic to Brazil.  A third test being developed is for the confirmation of HIV-1 in patients who have tested positive with a screening test.  Under these agreements, once the three products are approved for sale in Brazil.  Chembio will receive approximately $500,000 in royalty payments, and will also begin to receive purchase orders during the succeeding 12 month period of at least approximately $2 million based upon the aggregate minimum purchase amounts under these agreements. Following this 12-month period the agreement allows for production of the products to be transferred to Brazil, subject to certain royalty payments. These agreements are similar to Chembio’s 2004 agreement with Bio-Manguinhos for one of our rapid HIV tests.

b.	Bio-Rad:

On April 16, 2008 we announced a new development agreement with Bio-Rad Laboratories, Inc., one of the world’s leading in vitro diagnostic and life science companies.  The agreement with Bio-Rad is for the development of a new multiplex product that would be developed on DPP® and which would be marketed exclusively by Bio-Rad under a limited DPP® license from Chembio.  Our agreement with Bio-Rad contemplates that we will enter into a license agreement no later than December 2008 subject to the satisfaction of certain development and other conditions.

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

The following management discussion and analysis relates to the business of the Company and its subsidiaries, which develop, manufacture, and market rapid diagnostic tests that detect infectious diseases. The Company’s main products presently commercially available are three rapid tests for the detection of HIV antibodies in whole blood, serum and plasma samples, two of which were approved by the FDA in 2006; the third is sold for export only.  The Company also has a rapid test for Chagas disease (a parasitic disease endemic in Latin America) as well as a line of rapid tests for tuberculosis, including tests for tuberculosis in animals which is USDA approved.   The Company’s products are sold to medical laboratories and hospitals, governmental and public health entities, non-governmental organizations, medical professionals and retail establishments. Chembio’s products are sold either under the Company’s STAT-PAK® or SURE CHECK® registered trademarks or under the private labels of its marketing partners, such as is the case with the Clearview® label owned by Inverness Medical Innovations, Inc., (“Inverness”) which is the Company’s exclusive marketing partner for its rapid HIV test products in the United States.  The preceding products employ lateral flow technologies that are proprietary and/or licensed to the Company.  All of the Company’s future products that are currently being worked on are based on its patented Dual Path Platform (DPP®), which is a unique point of care platform that has certain advantages over lateral flow technology.  The Company has a number of products under development that employ the DPP®.

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

During the June 30, 2008 quarter, warrants to purchase 9,323,854 shares of the Company’s common stock were exercised on a cashless basis, resulting in the issuance of 1,407,367 shares of common stock. These warrants were exercised on a cashless basis in connection with the Company’s preferred stock and warrant amendments that were completed on December 19, 2007, and the Company received no cash consideration for these issuances of common stock.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2008 AS COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2007

Revenues:

Selected Product Categories:	For the three months ended
	June 30, 2008	June 30, 2007	$ Change	% Change

HIV	$2,210,031	$2,148,528	$61,503	2.86%
TB	46,777	55,843	(9,066)	-16.23%
Other	209,433	215,844	(6,411)	-2.97%
Net Product Sales	2,466,241	2,420,215	46,026	1.90%

Research grant income	251,543	82,558	168,985	204.69%
Total Revenues	$2,717,784	$2,502,773	$215,011	8.59%

Revenues for our HIV tests during the three months ended June 30, 2008 increased by approximately $61,000 over the same period in 2007.  This was primarily attributable to increased sales in Brazil, due to increased testing in that region, and sales to Inverness our distributor in the United States, partially offset by no sales to Mexico in 2008.  Sales to Mexico in the second quarter of 2007 were approximately $365,000.  The increase in grant and development income was due to revenue generated from fees, grant and feasibility studies for our patented DPP® technology, and sales of R&D components.  Sales to Africa (see Note 2(e) of the financial statements) were primarily from Nigeria of approximately $734,000.  During the first quarter of 2008 we were informed that our designation in Nigeria as one of the screening tests will be changed to that of a confirmatory test, in the first quarter of 2009, Nigeria moves from a parallel to a serial testing algorithm (a testing algorithm is a protocol defining how selected tests are used.  In a parallel algorithm two tests are used simultaneously, while in a serial algorithm a screen test is performed first and if positive a second confirmatory test is run).  Consequently we expect our sales to Nigeria to decrease in 2009.  Sales to Inverness of our HIV products were approximately $424,000.

Gross Margin:

Gross Margin related to	For the three months ended
Net Product Sales:	June 30, 2008	June 30, 2007	$ Change	% Change

Gross Margin per Statement of Operations	$1,296,809	$991,900	$304,909	30.74%
Less: Research grant income	251,543	82,558	168,985	204.69%
Gross Margin from Net Product Sales	$1,045,266	$909,342	$135,924	14.95%
Gross Margin %	42.38%	37.57%

The increase in our gross margin resulted primarily from increased average unit selling prices on product sold to Inverness, net of an increase in the inventory reserve of approximately $150,000 or 6% of net sales, for potential unsold expiring products.

Research and Development:

This category includes costs incurred for regulatory approvals, product evaluations and registrations.

Selected expense lines:	For the three months ended
	June 30, 2008	June 30, 2007	$ Change	% Change
Clinical & Regulatory Affairs:
Wages and related costs	$66,623	$43,337	$23,286	53.73%
Consulting	981	46,458	(45,477)	-97.89%
Clinical Trials	23,307	10,440	12,867	123.25%
Other	23,323	3,303	20,020	606.12%
Total Regulatory	$114,234	$103,538	$10,696	10.33%

R&D Other than Regulatory:
Wages and related costs	$284,194	$211,727	72,467	34.23%
Consulting	35,000	12,850	22,150	172.37%
Share-based compensation	12,234	131,797	(119,563)	-90.72%
Materials and supplies	45,317	92,517	(47,200)	-51.02%
Other	76,270	30,725	45,545	148.23%
Total other than Regulatory	$453,015	$479,616	$(26,601)	-5.55%

Total Research and Development	$567,249	$583,154	$(15,905)	-2.73%
Expenses for Clinical & Regulatory Affairs for the three months ended June 30, 2008 increased by $10,700 as compared to the same period in 2007. This was primarily due to the hiring of an additional member to this department as well as clinical trial expenses related to an amendment of our PMA claims to include the 13-17 year old age group, and oral fluid studies performed with our FDA-approved (for blood matrices) HIV 1/2 STAT-PAK® and our prototype DPP® HIV product offset by a reduction in the use of outside consultants.

Expenses other than Clinical & Regulatory Affairs decreased by approximately $26,600 in the three months ended June 30, 2008 as compared with the same period in 2007.  These decreases were primarily related to a decrease of $120,000 in the cost of share-based compensation related to the value of common stock and employee stock options issued to employees and a decrease in the use of materials offset by an increase in our R&D personnel related to our work on the DPP feasibility studies.

Subject to funding availability, the Company currently plans to continue to increase its spending on research and development in 2008 because it believes such spending will result in the deployment of new and innovative products that are based on the newly patented DPP® technology.

The Company has several Research & Development and Regulatory projects underway.  Some highlights include:

Research & Development - Dual Path Platform (DPP®)

During the year to date we have made significant progress in implementing our strategy for the deployment of our Dual Path Platform (DPP®) technology.  DPP® is our patented point of care diagnostic (“POC”) platform which, when combined with our experience in product development and manufacturing, is creating multiple long term revenue opportunities across many potential POC testing applications.

On January 29, 2008 we signed three new technology transfer, supply and license agreements with the Bio-Manguinhos unit of the Oswaldo Cruz Foundation of Brazil for products we are completing development of on DPP®.   Our DPP® test platform was selected because of the high sensitivity and specificity of prototypes evaluated by Bio-Manguinhos and because of the unique multiplexing (the ability to run multiple tests on a signal sample) capabilities of DPP®.  Two of the products being developed will be used in screening programs funded by Brazil’s Ministry of Health for the control and eradication of Leishmaniasis and Leptospirosis, respectively, which are both blood-borne infectious diseases that are endemic to Brazil.  A third test being developed is for the confirmation of HIV-1 in patients who have tested positive with a screening test. Bio-Manguinhos, also known as the Immunobiological Technology Institute, is the largest producer of vaccines and kits for diagnosis of infectious and parasitic diseases in Latin America. Bio-Manguinhos is affiliated with the Brazilian Ministry of Health. The DPP® POC screening tests will complement the current Bio-Manguinhos national program, which currently only uses laboratory-based technologies. The HIV-1 confirmatory test will allow for the simultaneous binding and uniform delivery of samples to multiple HIV-1 antigens printed in the detection zone, providing results equivalent to Western blot in a simple POC format that provides results within 20 minutes rather than hours.  During the second quarter we completed development of these products and during the third and fourth quarter we will commence and expect to complete validation and initial production of these products, our first three DPP® products. We have also sent samples of each of the three products to our customer, Bio-Manguinhos, to confirm that performance is as expected.

On April 16, 2008, we announced a new development agreement with Bio-Rad Laboratories, Inc., one of the world’s leading in vitro diagnostic and life science companies.  The agreement with Bio-Rad is for the development of a new multiplex product that would be developed on DPP® and which would be marketed exclusively by Bio-Rad under a limited DPP® license from Chembio.   We believe that this collaboration will enable us to capitalize on some of the unique capabilities of DPP.  Our agreement with Bio-Rad contemplates that we will enter into a license agreement no later than December 2008 subject to the satisfaction of certain development and other conditions.  We believe there is a substantial likelihood that these conditions will be satisfied.

During the second quarter our collaboration with Pall Corporation was suspended for an indefinite period.  This was based upon regulatory considerations that in turn impacted marketability of the proposed product.  Pall has determined that it first needs to be satisfied with these issues prior to proceeding further with a full development program. Chembio met the objectives of the initial and subsequent feasibility study commissioned by Pall

We have collaborated with Alverix, formerly Avago, a San Jose California based company that has a reader technology which we have incorporated into several of our new DPP® products. We believe that POC testing will increasingly incorporate reader and information technologies that can cost-effectively improve the reproducibility of results, remove subjectivity from the interpretation of results, allow for the documentation and dissemination of results without additional  steps being required by the clinician, and enable improved levels of detection.  Our recent studies have shown that DPP® is particularly useful in the deployment of these technologies.  Specifically, we have seen that the improved membrane clearance that results from the independent application of the sample to the test zone on our DPP® provides markedly reduced non-specific binding due to improved clearance, which essentially means that readers can more effectively detect and quantify results.  In July 2008, Jim Merselis, a member of our Board of Directors, became Chief Executive Officer of Alverix.

We are also in discussions with a number of leading companies to develop products based on DPP® in their core marketing areas, including but not limited to bacterial infections, veterinary applications, and sexually transmitted diseases.  In some cases we are doing feasibility studies for these companies as a first step toward establishing a longer term collaboration for new products that we would develop for the partners. There can be no assurance that any of these projects, including those with Bio-Manguinhos,  Bio-Rad and Alverix, will result in completed products or that such products, if successfully completed, will be successfully commercialized.  Nevertheless, the depth and breadth of new product opportunities that we have with DPP are the most the Company has ever had. We are also developing DPP® products under Chembio brands that would address significant global market opportunities in POC testing that we have identified.  These products include but are not limited to our oral fluid HIV test and our combination screen and confirm POC syphilis test being developed pursuant to a Cooperative Research & Development Agreement in collaboration with the United States Centers for Disease Control.  During the second quarter we conducted studies with prototypes of each of these products that produced very encouraging results, as discussed below.

Progress on DPP® HIV Oral Fluid Test – We believe that there is an unmet need for an oral fluid HIV test that can better address market requirements than currently available products.  This test should be capable of testing on all blood matrices as well (finger stick whole blood, venous whole blood, serum and plasma).  We have completed development of and are validating such a test using our DPP® technology together with other proprietary materials and components. During this past quarter we made progress in finalizing the design features for this product.  We also completed  a pre-clinical study on known HIV positive patients using oral fluid and blood samples that provided us with useful data that permits us to lock the design of the product and to initiate clinical trials in support of a FDA PMA approval.  We think that this product, if successfully commercialized, will help to ensure our long term position in the global rapid HIV test market. During the third quarter we plan to finalize the design of this product (See RECENT DEVELOPMENTS AND CHEMBIO’S PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS).

Progress on DPP® Syphilis Screen and Confirm Multiplex Test –

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

Recent Results: Our most recent data show that the DPP Syphilis Combo test can achieve a high level of performance (sensitivity and specificity) compared to the reference tests. Additional work is required to optimize the performance of the DPP test. Chembio believes that development will be completed and the product validated during the fourth quarter.

Tuberculosis Grant: During the recent quarter we were awarded a $296,000 one year, Phase One Small Business Innovative Research (SBIR) grant from the United States National Institutes of Health (NIH) to develop a simple, rapid, accurate, and cost-effective serological test for active tuberculosis that can be utilized in resource-limited settings. Tuberculosis is a chronic infectious disease with an estimated 2 billion people currently infected worldwide and several million new cases detected each year. Current methods of diagnosis are slow and/or unreliable. New diagnostics are urgently needed to address the global tuberculosis burden and improve control programs. This test will combine the advantages of the DPP® technology together with selected antigens from a large panel of novel recombinant antigens identified at the Infectious Disease Research Institute (IDRI), a Seattle-based biotechnology research organization dedicated to technologies that address diseases in the developing world. Under the terms of this NIH SBIR grant award, Chembio will receive approximately 2/3 of the grant funds, or approximately $200,000, with the balance payable to IDRI as a subcontractor to Chembio. Assay improvements over existing products are anticipated from both the Chembio DPP® technology and the extensive portfolio of novel antigens available from IDRI. The test will be developed for point-of-care or field application, with results produced within 15 minutes of addition of blood sample to the assay. In addition to the visual reading, there will be an option for automated readout of the test result. The Phase I study goal is to develop a prototypic test and determine the feasibility of proceeding into Phase II work. The feasibility of proceeding to Phase II with the DPP prototype will be established if: 1) the test sensitivity is >80% and 2) the test specificity is >95%. No commercial product for rapid, point-of-care TB diagnosis with such functional and performance characteristics is available on the market.

Regulatory

During the second quarter we completed the study that  now provides us with the data set required for submission to the FDA in order to expand the age range that can be tested with our two FDA-approved rapid HIV tests from 18 years old  and above to 13 years old and above.  This will enhance the marketability of these products in the United States at least. This study and associated submission will be a supplement to our Pre-Marketing Approval (PMA), which we submitted to the FDA in July.  We anticipate we will receive approval of this PMA amendment this year, there is no assurance that the FDA will approve these additional claims based upon our submission.

We continue to make progress on getting our products CE marked. Last August we received certification under ISO (International Organization for Standardization) 13.485: 2003, the quality system that is most recognized throughout the European Community for medical device products seeking a CE marking. We then engaged a European Notified Body in connection with our plans to obtain a CE marking for these products. Materials required for the study were shipped in June 2008 to the regulatory agency in Europe and evaluations of both products are supposed to be completed during the third quarter. Based upon this timetable we will submit the Technical File to our Notified Body during the 3rd quarter of 2008. The technical file review is anticipated to be completed well before the end of the fourth quarter. We would therefore anticipate receiving CE marking during the fourth quarter.

In April 2008, we initiated a voluntary recall of two lots of Control kits used with our HIV 1/2 STAT-PAK® Assay distributed by Inverness under its Clearview® brand. Control kits are to be used in order to verify the operator’s ability to properly perform the test and to interpret the results. These kits are supplied directly to Inverness by our vendor in accordance with our specifications and instructions.  In the case of these two lots of Control kits, although they met our specifications, they were at the lower limit of such specifications, and this produced some issues with the interpretation of the control kit results by certain customers. Chembio has provided the kit supplier with a more clearly defined specification and has reviewed copies of revised manufacturing and testing procedures to ensure implementation of the new specification. Based upon these new specifications, packaged HIV Rapid Test Control Packs containing the new HIV Controls have been in distribution since May 2008. We have classified this recall as Class III recall “a situation in which there is little chance that using or being exposed to the device will cause health problems”.

Selling, General and Administrative Expense:

Selected expense lines:	For the three months ended
	June 30, 2008	June 30, 2007	$ Change	% Change

Wages and related costs	$332,934	$345,729	$(12,795)	-3.70%
Consulting	52,293	76,446	(24,153)	-31.59%
Commissons, License and Royalties	398,957	166,262	232,695	139.96%
Share-based compensation	58,013	57,729	284	0.49%
Marketing Materials	7,949	24,281	(16,332)	-67.26%
Investor Relations	10,621	47,400	(36,779)	-77.59%
Legal, Accounting and Sox 404 compliance	91,519	144,369	(52,850)	-36.61%
Travel, Entertainment and shows	16,283	26,413	(10,130)	-38.35%
Bad Debt Allowance	-	(21,935)	21,935	-100.00%
Other	126,250	196,649	(70,399)	-35.80%
Total S, G &A	$1,094,819	$1,063,343	$31,476	2.96%

Selling, general and administrative expense for the three months ended June 30, 2008 remained fairly level as compared with the same period in 2007.  Increases in commission, license and royalty expenses were offset by reductions in wages and related expenses, consulting, marketing materials, investor relations, legal and accounting, travel and entertainment costs as well as other expenses.

Other Income and Expense:

Other Income and Expense	For the three months ended
	June 30, 2008	June 30, 2007	$ Change	% Change

Other income (expense)	$-	$(12,146)	$12,146	-100.00%
Interest income	7,391	42,589	(35,198)	-82.65%
Interest expense	(5,261)	(1,702)	(3,559)	209.11%
Total Other Income and Expense	$2,130	$28,741	$(26,611)	-92.59%

Interest income for the three months ended June 30, 2008 decreased due to a decrease in funds available to invest.  The addition of capital leases at the end of 2007 resulted in the increase in interest expense in 2008 over 2007.  The other expense in 2007 was related to the retirement of assets.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2008 AS COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2007

Revenues:

Selected Product Categories:	For the six months ended
	June 30, 2008	June 30, 2007	$ Change	% Change

HIV	$4,131,017	$3,959,893	$171,124	4.32%
TB	141,932	83,143	58,789	70.71%
Other	431,263	402,501	28,762	7.15%
Net Product Sales	4,704,212	4,445,537	258,675	5.82%

Research grant income	378,300	95,556	282,744	295.89%
Total Revenues	$5,082,512	$4,541,093	$541,419	11.92%

Revenues for our HIV tests during the six months ended June 30, 2008 increased by approximately $171,000 over the same period in 2007.  This was primarily attributable to increased sales in Africa and Brazil, due to increased testing in those regions, and sales to our distributor in the United States, partially offset by no sales to Mexico in 2008.  Sales to Mexico in the first half of 2007 were approximately $1,398,000.  Sales of our Tuberculosis products increased by $59,000 in the six month period ended June 30, 2008 over the same period in 2007.  The increase in grant and development income was due primarily to revenue generated from grant and feasibility studies for our patented DPP® technology.  Sales to Africa (see Note 2(e) of the financial statements) were primarily from Nigeria of approximately $1,584,000.  During the first quarter of 2008 we were informed that our designation in Nigeria as one of the screening tests will be changed to that of the confirmatory test, in the first quarter of 2009, as Nigeria moves from a parallel to a serial testing algorithm (a testing algorithm is a protocol defining how selected tests are used.  In a parallel algorithm two tests are used simultaneously, while in a serial algorithm a screen test is performed first and if positive a second confirmatory test is run).  Consequently we expect our sales to Nigeria to decrease in 2009.  Sales to Inverness of our HIV products were approximately $965,000.

Gross Margin:

Gross Margin related to	For the six months ended
Net Product Sales:	June 30, 2008	June 30, 2007	$ Change	% Change

Gross Margin per Statement of Operations	$2,358,731	$1,651,718	$707,013	42.80%
Less: Research grant income	378,300	95,556	282,744	295.89%
Gross Margin from Net Product Sales	$1,980,431	$1,556,162	$424,269	27.26%
Gross Margin %	42.10%	35.01%

The increase in our gross margin resulted primarily from increased average unit selling prices on product sold to Inverness, our U.S. distributor, net of an increase in the inventory reserve of approximately $150,000 or 3% of net sales, for potential unsold expiring products.

Research and Development:

This category includes costs incurred for regulatory approvals, product evaluations and registrations.
Selected expense lines:	For the six months ended
	June 30, 2008	June 30, 2007	$ Change	% Change
Clinical & Regulatory Affairs:
Wages and related costs	$133,459	$90,259	$43,200	47.86%
Consulting	7,416	57,732	(50,316)	-87.15%
Clinical Trials	97,487	11,940	85,547	716.47%
Other	44,564	4,698	39,866	848.57%
Total Regulatory	$282,926	$164,629	$118,297	71.86%

R&D Other than Regulatory:
Wages and related costs	$565,616	$406,045	159,571	39.30%
Consulting	40,000	22,934	17,066	74.41%
Share-based compensation	65,458	132,505	(67,047)	-50.60%
Materials and supplies	116,513	109,669	6,844	6.24%
Other	123,073	66,102	56,971	86.19%
Total other than Regulatory	$910,660	$737,255	$173,405	23.52%

Total Research and Development	$1,193,586	$901,884	$291,702	32.34%

Expenses for Clinical & Regulatory Affairs for the six months ended June 30, 2008 increased by $118,300 as compared to the same period in 2007. This was primarily due to the addition of another member to this department and to clinical trial expenses related to an amendment of our PMA claims to include the 13-17 year old age group as well as oral fluid studies performed with our FDA-approved (for blood matrices) HIV 1/2 STAT-PAK® and our prototype DPP® HIV product offset by a reduction in the use of outside consultants.

Expenses other than Clinical & Regulatory Affairs increased by approximately $173,000 in the six months ended June 30, 2008 as compared with the same period in 2007.  These increases were primarily related to an increase in the work related to feasibility studies for our DPP® platform and to work related to grant income received, both resulting in an increase in our personnel and material costs.  The increases were partially offset by the $67,000 reduction on the cost of share-based compensation related to the value of common stock and employee stock options issued to employees.

Selling, General and Administrative Expense:

Selected expense lines:	For the six months ended
	June 30, 2008	June 30, 2007	$ Change	% Change

Wages and related costs	$686,751	$722,112	$(35,361)	-4.90%
Consulting	94,110	110,645	(16,535)	-14.94%
Commissons, License and Royalties	655,161	373,272	281,889	75.52%
Share-based compensation	159,743	73,429	86,314	117.55%
Marketing Materials	16,851	41,790	(24,939)	-59.68%
Investor Relations	69,701	95,227	(25,526)	-26.81%
Legal, Accounting and Sox 404 compliance	350,944	392,509	(41,565)	-10.59%
Travel, Entertainment and shows	36,649	50,524	(13,875)	-27.46%
Bad Debt Allowance	6,062	(11,210)	17,272	-154.08%
Other	266,001	467,271	(201,270)	-43.07%
Total S, G &A	$2,341,973	$2,315,569	$26,404	1.14%

Selling, general and administrative expense for the six months ended June 30, 2008 remained relatively level as compared with the same period in 2007.  Increases in commission, license and royalty expenses, and expenses related to the issuance of options to employees were offset by reductions in wages and related expenses, consulting, marketing materials, investor relations, legal and accounting, travel and entertainment, and other costs.

Other Income and Expense:

Other Income and Expense	For the six months ended
	June 30, 2008	June 30, 2007	$ Change	% Change

Other income	$-	$120,862	$(120,862)	-100.00%
Interest income	26,371	94,910	(68,539)	-72.21%
Interest expense	(10,854)	(4,699)	(6,155)	130.99%
Total Other Income and Expense	$15,517	$211,073	$(195,556)	-92.65%
Other income for the first six months of 2007 consisted of $133,000, net of expenses, from New York State related to a program for qualified emerging technology companies, which was partially offset by a retirement of fixed assets.  The Company had no other income in the first six months of 2008.  Interest income for the six months ended June 30, 2008 decreased due to a decrease in funds available to invest.  The addition of capital leases at the end of 2007 resulted in the increase in interest expense in 2008 over 2007.

LIQUIDITY AND CAPITAL RESOURCES

	For the six months ended
	June 30, 2008	June 30, 2007	$ Change	% Change

Net cash used in operating activities	$(1,569,600)	$(1,064,863)	$(504,737)	47.40%
Net cash used in investing activities	(289,311)	(151,574)	(137,737)	90.87%
Net cash utilized by financing activities	(14,301)	(110,175)	95,874	-87.02%
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	$(1,873,212)	$(1,326,612)	$(546,600)	41.20%

The Company had a decrease in cash and cash equivalents for the six months ended June 30, 2008 that exceeded the amount of the decrease in cash for the same period in 2007. The excess of the decrease during the 2008 period is primarily attributable to greater amounts of cash used in operations and for the purchase of fixed assets.

The Company had a working capital surplus of approximately $1,827,000 at June 30, 2008 and a working capital surplus of approximately $3,229,000 at December 31, 2007.  The Company estimates that its resources are sufficient to fund its needs through the end of 2008 and it is considering alternatives to provide for its capital requirements for 2009 and beyond in order to continue as a going concern. Its liquidity and cash requirements will depend on several factors. These factors include (1) the level of revenue growth; (2) the extent, if any, to which that revenue growth improves operating cash flows; (3) the Company’s expenditures for research and development, facilities, marketing, regulatory approvals, and other expenditures it may determine to make; (4) the Company’s investment in capital equipment and the extent to which this investment improves cash flow through operating efficiencies and (5) the Company’s ability to obtain development and license fees from OEM partners.

The following table lists the future payments required on the Company’s debt and certain other contractual obligations as of June 30, 2008:
OBLIGATIONS	Total	Less than	1-3 Years	4-5 Years	Greater than
		1 Year			5 Years
Capital Leases (1)	$115,904	$29,270	$84,984	$1,650	$-
Operating Leases	106,800	106,800	-	-	-
Other Long Term Obligations(2)	1,680,417	938,334	682,083	30,000	30,000
Total Obligations	$1,903,121	$1,074,404	$767,067	$31,650	$30,000
(1)	This represents capital leases used to purchase capital equipment. (Obligations inclusive of interest).
(2)	This represents contractual obligations for fixed cost licenses and employment contracts.

RECENT DEVELOPMENTS AND CHEMBIO’S PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

Chembio’s business is now divided into two distinct business components: The first component is our base of growing revenues derived from the rapid tests that we developed using lateral flow technologies.  This primarily consists of our rapid HIV tests, and also includes our currently marketed rapid tests for veterinary and human tuberculosis, and for Chagas Disease.  Almost all of our product revenue growth has been from our rapid HIV tests, although in the first quarter we also had revenue growth from our niche line of veterinary tuberculosis tests.  Our improving gross margins are primarily attributable to the incremental sales resulting from the introduction one year ago in the United States market of our FDA-approved rapid HIV tests.  We believe that the demand for rapid HIV tests will increase in the United States as well as globally, and we believe we are well positioned as the manufacturer of two of the four FDA PMA approved  tests, to participate in this growth.  Market conditions for rapid HIV tests being used in developing countries with high rates of HIV prevalence, have become increasingly competitive. Programs such as the United States President’s Emergency Plan for AIDS Relief (PEPFAR) and the Global Fund vest decisions for product selection with the host governments, and this often results in selections of products that are produced under different standards and/or that have different costs and standards for manufacturing, regulatory compliance, and/or intellectual property.  A significant portion of our sales since 2005 have come from these programs which is a risk we are endeavoring to mitigate through our other business development activities. Nevertheless, PEPFAR is very likely to be a significant part of our revenue base for some time to come as it has been reauthorized for 2008-2013 for $50 billion, up from $15 billion during its initial five years.  We are therefore clearly looking at ways to increase our participation in PEPFAR and other donor funded programs if we can do so profitably.   Additional markets for our HIV tests will become available as we receive our CE mark, and this also may help to mitigate this risk.    If we can continue to grow our revenues, we should also continue to realize economies of scale in our current facility as we did in 2007 and the year to date, thereby further improving our gross margins.  We continue implementing a series of process and efficiency projects that have also improved margins.

The second business component now is our DPP® business, a business which we established last year after we received our patent covering this technology. Within this second component we have an OEM business strategy and an emerging Chembio branded product line that is being developed. We have made significant progress in implementing our strategy for the deployment of our Dual Path Platform technology, both OEM and branded, and we believe this business will drive long term growth at Chembio.

Under the new agreements we signed with Bio-Manguinhos (see Research & Development), once the three products under these agreements are approved for sale in Brazil, which we anticipate well before the end of 2008, Chembio will receive approximately $500,000 in royalty payments, and will also begin to receive purchase orders during the succeeding 12-month period of at least approximately $2 million based upon the aggregate minimum purchase amounts under these agreements. We expect these initial DPP® product revenues to occur this year.  Thereafter, following this 12 month period the agreement allows for production of the products to be transferred to Brazil, subject to certain royalty payments. These agreements are similar to Chembio’s 2004 agreement with the same entity (Bio-Manguinhos) for one of our rapid HIV tests.

On April 16, 2008 we announced a new development agreement with Bio-Rad Laboratories, Inc., one of the world’s leading in vitro diagnostic and life science companies.  The agreement with Bio-Rad is for the development of a new multiplex product that would be developed on DPP® and which would be marketed exclusively by Bio-Rad under a limited DPP® license from Chembio.   We believe that this collaboration will enable us to capitalize on some of the unique capabilities of DPP®.  Our agreement with Bio-Rad contemplates that we will enter into a license agreement no later than December 2008 subject to the satisfaction of certain development and other conditions.  We believe there is a substantial likelihood that these conditions will be satisfied. During the second quarter our collaboration with Pall Corporation was suspended for an indefinite period.  This was based upon regulatory considerations that in turn impacted marketability of the proposed product.  Pall has determined that it first needs to be satisfied with these issues prior to proceeding further with a full development program. Chembio met the objectives of the initial and subsequent feasibility study commissioned by Pall.

We are also in discussions with a number of other leading companies to develop products for them based on DPP® in their core marketing areas, including but not limited to bacterial infections, veterinary applications, and sexually transmitted diseases.  In some cases we are doing feasibility studies for these companies as a first step toward establishing a longer term collaboration for new products that we would develop for them. There can be no assurance that any of these projects, including those with Bio-Manguinhos and  Bio-Rad,  will result in completed products or that such products, if successfully completed, will be successfully commercialized.  Nevertheless, the depth and breadth of new product opportunities that we have with DPP® are the most the Company has ever had. We are also developing DPP® products under Chembio brands that would address significant global market opportunities in POC testing that we have identified.

As discussed above (see Research & Development) we have made significant progress in the development of two Chembio branded products (DPP® HIV Oral Fluid and DPP® Syphilis Screen & Confirm), and we have identified other products for which we believe there is a significant market opportunity.  During the second quarter we completed pre-clinical studies for our DPP® oral fluid and blood HIV test the results of which enable us to move forward on full clinical studies and other activities in support of an FDA Pre-Marketing Approval application  and to determine the best means of bringing this product to the US and global market.  We believe that there are several attractive alternatives available.  We also believe there will be significant interest for the marketing of our combination Syphilis Screen and Confirm test.  We are focused on commercializing this product and identifying potential marketing strategies for it, both in the US and globally.  We believe that both of these products may be able to contribute meaningful revenues to Chembio in 2009.  We believe that we can achieve profitable operating results based upon a sales level of approximately $3-$4 million per quarter, depending on product mix, efficiencies and other factors, including the extent to which we invest in product development.   Until we are able to consistently attain such level of sales and profitability, our objective is to realize development income and license income or to endeavor to secure non-dilutive funding sources to the extent needed.  There is no assurance that we will be able to accomplish this.  Notwithstanding some of the risks and uncertainties mentioned above we anticipate a strong third quarter based upon our current product order backlog and the progress we are making on opportunities related to our DPP® technology, which have never been greater.   As previously reported, at the end of the first quarter we lowered certain overhead costs in order to make more resources available to  product development efforts and these reductions and reallocations are reflected in our recent results, and are anticipated to continue through the balance of 2008.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual stockholder meeting on June 3, 2008, stockholders elected directors of the Company to serve until the next annual meeting of stockholders or until their respective successors are elected and qualified.  Stockholders also ratified the selection of Lazar Levine & Felix LLP as the Company’s independent registered certified accountants to audit the Company’s financial statements as of and for the year ending December 31, 2008.  In addition, stockholders voted to approve the 2008 Stock Incentive Plan.  A tabulation of the matters voted on at this annual stockholder meeting is set forth below.

Proposal #1:– Election of Directors	Alan Carus	Kathy L. Davis	Dr. Gary Meller	James D. Merselis	Lawrence A. Siebert
For	49,502,243	49,410,050	49,410,050	49,500,643	49,501,743
Withheld	177,437	269,630	269,630	179,037	177,937
Abstain/broker non votes	-	-	-	-	-

Proposal	Ratifying Lazar Levine & Felix LLP as the Company’s Independent Registered Certified Accountants	Adopt the 2008 Stock Incentive Plan	Vote to Adjourn Or Postpone the meeting	Vote on Other Business
For	49,624,460	30,325,431	46,813,606	46,840,925
Withheld	4,150	129,284	327,735	259,487
Abstain/broker non votes	51,071	2,903,334	2,538,338	2,579,266

Item 6.  EXHIBITS.

Number	Description
3.1	Articles of Incorporation, as amended. (3)
3.2	Amended and Restated Bylaws. (1)
4.1	Second Amended and Restated Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock of the Registrant. (11)
4.2	Registration Rights Agreement, dated as of May 5, 2004, by and among the Registrant and the Purchasers listed therein. (2)
4.3	Lock-Up Agreement, dated as of May 5, 2004, by and among the Registrant and the shareholders of the Registrant listed therein. (2)
4.4	Amended Form of Common Stock Warrant issued pursuant to the May 4, 2004 Stock and Warrant Purchase Agreement. (11)
4.5	Form of $0.90 Warrant issued to Mark L. Baum pursuant to the Consulting Agreement dated as of May 5, 2004 between the Registrant and Mark L. Baum. (2)
4.6	Form of $0.60 Warrant issued to Mark L. Baum pursuant to the Consulting Agreement dated as of May 5, 2004 between the Registrant and Mark L. Baum. (2)
4.7	Second Amended and Restated Certificate of Designation of Preferences, Rights, and Limitations of Series B 9% Convertible Preferred Stock of the Registrant. (11)
4.8	Form of Common Stock Warrant issued pursuant to the January 26, 2005 Securities Purchase Agreement. (9)
4.9	Amended Form of Common Stock Warrant issued pursuant to the January 26, 2005 Securities Purchase Agreement. (11)
4.10	Registration Rights Agreement, dated as of January 26, 2005, by and among the Registrant and the purchasers listed therein. (9)
4.11	Form of Warrant, dated June 29, 2006, issued pursuant to Company and purchasers of the Company’s Secured Debentures. (4)
4.12	Registration Rights Agreement, dated June 29, 2006. (4)
4.13	Second Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series C 7% Convertible Preferred Stock of the Registrant. (11)
4.14	Registration Rights Agreement, dated as of September 29, 2006, by and among the Registrant and the Purchasers listed therein. (6)
4.15	Form of Common Stock Warrant issued pursuant to the Securities Purchase Agreements dated September 29, 2006 (6).
4.16	Amended Form of Common Stock Warrant issued pursuant to the Securities Purchase Agreements dated October 5, 2006. (11)
4.17	Amended Form of Common Stock Warrant issued to Placement Agents pursuant to the October 5, 2005 Securities Purchase Agreement. (11)
4.18	Form of Employee Option Agreement. (11)
4.19	Amended Form of Warrant used for Consultant Services, and in connection with the Company’s 2004 merger. (11)
4.20	1999 Equity Incentive Plan (13)
4.21	2008 Stock Incentive Plan (14)
10.1	Employment Agreement dated June 15, 2006 with Lawrence A. Siebert. (5)
10.2	Employment Agreement dated April 23, 2007 with Javan Esfandiari. (12)
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

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 14, 2004.
(3)	Incorporated by reference to the Registrant’s annual report on Form 10-KSB filed with the Commission on March 31, 2005.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on July 3, 2006.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on June 21, 2006.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on October 5, 2006.
(7)	Incorporated by reference to the Registrant’s registration statement on Form SB-2/A filed with the Commission on August 4, 2004.
(8)	Incorporated by reference to the Registrant’s registration statement on Form SB-2 filed with the Commission on June 7, 2004.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on January 31, 2005.
(10)	Incorporated by reference to the Registrant’s registration statement on Form SB-2 filed with the Commission on March 28, 2005.
(11)	Incorporated by reference to the Registrant’s annual report on Form 10-KSB filed with the Commission on March 12, 2008.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed with the Commission on May 3, 2007.
(13)	Incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A filed with the Commission on May 11, 2005.
(14)	Incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A filed with the Commission on April 14, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Chembio Diagnostics, Inc.

Date:	August 4, 2008	By: /s/ Lawrence A. Siebert
Lawrence A. Siebert
Chief Executive Officer (Principal Executive Officer)

Date:	August 4, 2008	By: /s / Richard J. Larkin
Richard J. Larkin
Chief Financial Officer (Principal Financial and Accounting Officer)