Form 10-Q
period 2012-09-30
CHEMBIO DIAGNOSTICS, INC.
filed 2012-11-13
CIK 1092662

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 - Q
_______________________________

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

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
Yes ____ No   X

As of  November 9, 2012, the Registrant had 8,007,168 shares outstanding of its $.01 par value common stock.

Quarterly Report on FORM 10-Q For The Quarterly Period Ended

September 30, 2012

Table of Contents

Chembio Diagnostics, Inc.

		Page

Part I. FINANCIAL INFORMATION:
	Item 1. Financial Statements:
	Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011.	2

	Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2012 and 2011.	3

	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2012 and 2011.	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5 to 11

	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12

	Item 4. Controls and Procedures	23

Part II. OTHER INFORMATION:

	Item 6. Exhibits	23

SIGNATURES		25

EXHIBITS

PART I
Item 1. FINANCIAL STATEMENTS

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF

- ASSETS -
	September 30, 2012	December 31, 2011
	(UNAUDITED)
CURRENT ASSETS:
Cash and cash equivalents	$3,290,565	$3,010,954
Accounts receivable, net of allowance for doubtful accounts of $30,000 at September 30, 2012 and December 31, 2011	2,567,172	2,998,449
Inventories	3,037,880	2,300,286
Prepaid expenses and other current assets	705,850	681,893
TOTAL CURRENT ASSETS	9,601,467	8,991,582

FIXED ASSETS, net of accumulated depreciation	1,334,751	1,062,276

OTHER ASSETS:
Deferred tax asset, net of valuation allowance	4,483,924	4,749,622
License agreements, net of current portion	425,000	500,000
Deposits on manufacturing equipment	252,941	139,790
Deposits and other assets	41,976	42,474

TOTAL ASSETS	$16,140,059	$15,485,744

- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,686,836	$2,789,500
Current portion of loans payable	50,538	53,550
Customer deposits	23,224	-
Current portion of obligations under capital leases	-	14,576
TOTAL CURRENT LIABILITIES	2,760,598	2,857,626

OTHER LIABILITIES:
Loans payable - net of current portion	95,321	133,484
TOTAL LIABILITIES	2,855,919	2,991,110

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock – 10,000,000 shares authorized, none outstanding	-	-
Common stock - $.01 par value; 100,000,000 shares authorized, 8,007,168 and 7,921,021 shares issued and outstanding for 2012 and 2011, respectively	80,072	79,210
Additional paid-in capital	41,017,716	40,678,696
Accumulated deficit	(27,813,648	(28,263,272)
TOTAL STOCKHOLDERS’ EQUITY	13,284,140	12,494,634

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,140,059	$15,485,744

See accompanying notes to condensed consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
REVENUES:
Net product sales	$4,745,094	$5,526,883	$16,919,436	$11,516,325
License and royalty revenue	-	25,000	-	125,322
R&D, milestone and grant revenue	262,292	369,904	825,093	1,529,972
TOTAL REVENUES	5,007,386	5,921,787	17,744,529	13,171,619

Cost of product sales	3,278,471	3,251,054	10,112,127	6,524,266

GROSS MARGIN	1,728,915	2,670,733	7,632,402	6,647,353

OPERATING EXPENSES:
Research and development expenses	1,005,645	1,242,295	3,363,819	3,697,309
Selling, general and administrative expenses	1,208,383	949,237	3,521,552	2,412,867
	2,214,028	2,191,532	6,885,371	6,110,176
INCOME (LOSS) FROM OPERATIONS	(485,113)	479,201	747,031	537,177

OTHER INCOME (EXPENSE):
Interest income	2,269	1,278	5,386	4,315
Interest expense	(2,815)	(4,874)	(7,573)	(13,345)
	(546)	(3,596)	(2,187)	(9,030)

INCOME (LOSS) BEFORE INCOME TAXES	(485,659)	475,605	744,844	528,147

Income tax provision (benefit)	(193,310)	-	295,220	-

NET INCOME (LOSS)	$(292,349)	$475,605	$449,624	$528,147

Basic earnings (loss) per share	$(0.04)	$0.06	$0.06	$0.07

Diluted earnings (loss) per share	$(0.04)	$0.06	$0.05	$0.06

Weighted average number of shares outstanding, basic	8,001,472	7,913,081	7,974,447	7,860,904

Weighted average number of shares outstanding, diluted	8,001,472	8,508,740	8,616,917	8,644,940

See accompanying notes to condensed consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
(UNAUDITED)
	September 30, 2012	September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers and grants	$18,175,806	$14,460,236
Cash paid to suppliers and employees	(17,221,877)	(12,897,517)
Interest received	5,386	1,278
Interest paid	(7,573)	(4,874)
Net cash provided by operating activities	951,742	1,559,123

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of and deposits on fixed assets	(715,195)	(282,175)
Net cash used in investing activities	(715,195)	(282,175)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from option and warrant exercises	98,815	280,393
Payment of license obligation	-	(875,000)
Payment of loan obligation	(41,175)	244,858
Payment of capital lease obligation	(14,576)	(18,202)
Net cash provided by (used in) financing activities	43,064	(367,951)

INCREASE IN CASH AND CASH EQUIVALENTS	279,611	908,997
Cash and cash equivalents - beginning of the period	3,010,954	2,136,351

Cash and cash equivalents - end of the period	$3,290,565	$3,045,348

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net Income	$449,624	528,147
Adjustments:
Depreciation and amortization	404,570	321,590
Provision for deferred taxes	265,698	-
Provision for doubtful accounts	-	(15,000)
Share based compensation	241,067	136,321
Changes in assets and liabilities:
Accounts receivable	431,277	1,303,617
Inventories	(737,594)	(1,239,064)
Prepaid expenses and other current assets	(23,957)	15,983
Deposits and other assets	497	(208,460)
Accounts payable and accrued liabilities	(102,664)	290,467
Customer deposits and deferred revenue	23,224	425,522
Net cash provided by operating activities	$951,742	$1,559,123

Supplemental disclosures for non-cash investing and financing activities:
Deposits on manufacturing equipment transferred to fixed assets	$181,489	$-

See accompanying notes to condensed consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(UNAUDITED)

NOTE   1-       DESCRIPTION OF BUSINESS:

Chembio Diagnostics, Inc. (the “Company” or “Chembio”) and its subsidiary, Chembio Diagnostic Systems, Inc., develop, manufacture, and market rapid diagnostic tests that detect infectious diseases. The Company’s main products are three rapid tests for the detection of HIV antibodies in whole blood, serum and plasma samples, two of which were approved by the FDA in 2006; the third is sold for export only.  Lateral Flow Rapid HIV tests represented nearly 54% of the Company’s product revenues in the first nine months of 2012.  The Company’s products based on its patented Dual Path Platform (DPP®) platform represented approximately 42% of the Company’s product revenues in the first nine months of 2012. The Company also has other rapid tests that together represented approximately 6% of sales in the first nine months of 2012.   The Company’s products are sold to medical laboratories and hospitals, governmental and public health entities, non-governmental organizations, medical professionals and retail establishments both domestically and internationally. Chembio’s products are sold under the Company’s STAT PAK®, SURE CHECK® or DPP® registered trademarks, or under the private labels of its marketing partners.  For example the Clearview® label is owned by Alere, Inc. (“Alere”), which is the Company’s exclusive marketing partner for its rapid HIV lateral flow test products in the United States.  All of the products that are currently being developed by the Company are based on its patented DPP®, which is a unique diagnostic point-of-care platform that has certain advantages over lateral flow technology.

NOTE  2-        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a)	Basis of Presentation:
The preceding (a) condensed consolidated balance sheet as of December 31, 2011, which has been derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements as of September 30, 2012 and for the three- and nine-month periods ended September 30, 2012 and 2011, respectively, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation.  The interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the SEC.

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s condensed consolidated financial position as of September 30, 2012, its condensed consolidated results of operations for the three- and nine-month periods ended September 30, 2012 and 2011, respectively, and its condensed consolidated cash flows for the nine-month periods ended September 30, 2012 and 2011, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

For certain contracts, the Company recognizes revenue from non-milestone contracts and grant revenues when earned.  Grants are invoiced after expenses are incurred.  Revenues from projects or grants funded in advance are deferred until earned.  As of September 30, 2012 and December 31, 2011, all advanced revenues were earned.

The Company follows Financial Accounting Standards Board (“FASB”) authoritative guidance (“guidance”) prospectively for the recognition of revenue under the milestone method. The Company applies the milestone method of revenue recognition for certain collaborative research projects defining milestones at the inception of the agreement.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(UNAUDITED)

c)	Inventories:
Inventories consist of the following at:

	September 30, 2012	December 31, 2011
Raw materials	$ 1,439,199	$ 1,340,177
Work in process	593,725	390,162
Finished goods	1,004,956	569,947
	$ 3,037,880	$ 2,300,286

d)	Earnings (Loss) Per Share:
Basic earnings (loss) per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted income or (loss) per share reflects the potential dilution from the exercise or conversion of other securities into common stock, but only if dilutive.  The following securities, presented on a common share equivalent basis for the three- and nine-month periods ended September 30, 2012 and 2011, have been included in the earnings per share computations:

	For the three months ended		For the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Basic	8,001,472	7,913,081	7,974,447	7,860,904

Diluted	8,001,472	8,508,740	8,616,917	8,644,940

The following securities, presented on a common share equivalent basis for the three- and nine-month periods ended September 30, 2012 and 2011, have been included in the diluted per share computations as these securities exercise prices were less than the stock price as of September 30, 2012 and 2011, respectively:

	For the three months ended		For the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
1999 and 2008 Plan Stock Options	-	595,659	642,470	784,036

There were 642,470 and 243,367 options and warrants outstanding as of September 30, 2012 and 2011, respectively, that were not included in the calculation of diluted per common share equivalent for the nine months ended September 30, 2012 and 2011, respectively, because the effect would have been anti-dilutive as of September 30, 2012 and 2011, respectively.

e)	Employee Stock Option Plan:
The Company had a 1999 Stock Option Plan (“SOP”).  The total number of options available under the SOP was 375,000.  As of September 30, 2012, there were 141,441 outstanding options under this SOP.   No additional options may be issued under the SOP because it is more than 10 years after its adoption.

Effective June 3, 2008, the Company’s stockholders voted to approve the 2008 Stock Incentive Plan (“SIP”), initially with 625,000 shares of Common Stock available to be issued.  At the Annual Stockholder meeting on September 22, 2011, the Company’s stockholders voted to approve an increase to the shares of Common Stock issuable under the SIP by 125,000 to 750,000.  Under the terms of the SIP, the Compensation Committee of the Company’s Board has the discretion to select the persons to whom awards are to be granted and the number of shares of common stock to be covered by each grant. Awards can be incentive stock options, restricted stock and/or restricted stock units. The awards become vested at such times and under such conditions as determined by the Compensation Committee.  As of September 30, 2012, there were 62,708 options exercised, 619,267 options outstanding and 68,025 options or shares still available to be issued under the SIP.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(UNAUDITED)

The weighted average estimated fair value, at their respective dates of grant, of stock options granted in the three-month periods ended September 30, 2012 and 2011 was $3.72 and $2.11 per share, respectively.  The weighted average estimated fair value, at their respective dates of grant, of stock options granted in the nine-month periods ended September 30, 2012 and 2011 was $3.26 and $1.58 per share, respectively.  The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is based upon the historical volatility of our stock. The expected term is based on historical information.

The assumptions made in calculating the fair values of options are as follows:

	For the three months ended		For the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Expected term (in years)	4	3.75	4-5	3.75
Expected volatility	99.6-99.9%	97.1-117.9%	99.6-115.77%	97.1-117.9%
Expected dividend yield	0%	n/a	0%	n/a
Risk-free interest rate	.33-.37%	.57-1.24%	.33-.37%	.57-1.24%

The Company's results for the three-month periods ended September 30, 2012 and 2011 include share-based compensation expense totaling $59,000 and $80,000, respectively.  Such amounts have been included in the Condensed Consolidated Statements of Operations within cost of goods sold ($10,000 and $6,000, respectively), research and development ($8,000 and $14,000, respectively) and selling, general and administrative expenses ($41,000 and $60,000, respectively).    The Company's results for the nine-month periods ended September 30, 2012 and 2011 include share-based compensation expense totaling $236,000 and $136,000, respectively.  Such amounts have been included in the Condensed Consolidated Statements of Operations within cost of goods sold ($30,000 and $12,000, respectively), research and development ($65,000 and $40,000, respectively) and selling, general and administrative expenses ($141,000 and $84,000, respectively).    The income tax benefit has been recognized in the statement of operations for share-based compensation arrangements.

Stock option compensation expense for the three- and nine-month periods ended September 30, 2012 and 2011 is based on the estimated fair value, at the date of issuance, of options outstanding, which is being amortized on a straight-line basis over the requisite service period for each vesting portion of the award, except for those that vested immediately and for which the estimated fair value was expensed immediately.

       The following table provides stock option activity for the nine months ended September 30, 2012:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	765,901	$1.68	2.61 years	$1,339,693

Granted	97,391	$4.58
Exercised	(83,333)	$1.04
Forfeited/expired/cancelled	(19,251)	$3.87
Outstanding at September 30, 2012	760,708	$1.80	2.40 years	$2,032,675

Exercisable at September 30, 2012	539,941	$1.06	1.80 years	$1,784,290

As of September 30, 2012, there was $151,000 of net unrecognized compensation cost related to stock options that have not vested, which is expected to be recognized over a weighted average period of approximately 1.1 years.  The total fair value of stock options vested during the nine-month periods ended September 30, 2012 and 2011 was approximately $245,000 and $149,000, respectively.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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

The Company produces only one group of similar products known collectively as “rapid medical tests”. Management believes that it operates in a single business segment. Net product sales by geographic area are as follows:

	For the three months ended		For the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Africa	$594,738	$456,303	$2,115,307	$1,549,274
Asia	374,845	221,261	641,326	314,884
Europe	4,298	7,286	37,629	49,605
North America	1,235,074	2,820,017	6,501,210	6,628,629
South America	2,536,139	2,022,016	7,623,964	2,973,933
	$4,745,094	$5,526,883	$16,919,436	$11,516,325

g)	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of:

	September 30, 2012	December 31, 2011
Accounts payable – suppliers	$1,228,014	$1,258,465
Accrued commissions	298,420	205,588
Accrued royalties / license fees	336,903	480,297
Accrued payroll	150,616	174,398
Accrued vacation	198,176	156,884
Accrued bonuses	442,675	284,375
Accrued expenses – other	32,032	229,493
TOTAL	$2,686,836	$2,789,500

NOTE 3 —      COLLABORATIVE RESEARCH AND DEVELOPMENT ARRANGEMENTS:

a)	National Institutes of Health (NIH) Grant:
In June 2009, the Company received a $2.8 million, three-year grant from the United States National Institutes of Health to complete development of a test for Leptospirosis.  Grants are invoiced after expenses are incurred.   The Company earned $367,000 and $519,000 for the nine-month periods ended September 30, 2012 and 2011, respectively from this grant. The Company earned an aggregate of $2,800,000 from this grant from inception through September 30, 2012, of which $897,000 was paid to sub-contractors.

In March 2011, the Company received a $2.9 million, three-year grant from the United States National Institutes of Health to complete development of a test for Tuberculosis.  Grants are invoiced after expenses are incurred.  The Company earned $487,000 and $252,000 for the nine-month periods ended September 30, 2012 and 2011, respectively from this grant. The Company earned $1,182,000 from this grant from inception through September 30, 2012 of which $345,000 was paid to sub-contractors.

b)	Battelle/CDC DPP® Influenza Immunity Test:
In July 2012, the Company entered into a follow-on, milestone-based development agreement of up to $480,000 based on Chembio’s previous successful initial development of a multiplex rapid point-of-care (“POC”) influenza immunity test utilizing its patented Dual Path Platform (DPP®) technology. The agreement contemplates a period of approximately nine months in which the follow-on development activity is to be completed.  As of September 30, 2012 the Company has earned $18,000.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(UNAUDITED)

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

The Security Agreement contains covenants that place restrictions on the Company’s operations, including covenants relating to mergers, debt restrictions, capital expenditures, tangible net worth, net profit, leverage, fixed charge coverage, employee loan restrictions, distribution restrictions (common stock and preferred stock), dividend restrictions, restrictions on lease payments to affiliates, restrictions on changes in business, asset sale restrictions, restrictions on acquisitions and intercompany transactions, and restrictions on fundamental changes.  The Security Agreement also requires that the Company maintain a minimum tangible net worth, as defined in the agreement, at all times of greater than $3,000,000, and EBITDA to CMLTD plus interest cannot be less than 1.25 to 1.00 for any fiscal year. (EBITDA is earnings before interest, taxes, depreciation and amortization; CMLTD is defined as, for any one-year period, the current scheduled principal payments required to be paid for the applicable period.).  The Company was in compliance with all required financial covenants at September 30, 2012.

In July 2011, the Company entered into additional agreements with HSBC.  The agreements were: 1) a secured revolving demand note for equipment (Equipment Note”) up to $500,000, convertible to a term note after one year; and 2) a loan and security agreement (“Security Agreement”).

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

The Security Agreement contains covenants that place restrictions on the Company’s operations, including covenants relating to mergers, debt restrictions, capital expenditures, tangible net worth, net profit, leverage, fixed charge coverage, employee loan restrictions, distribution restrictions (common stock and preferred stock), dividend restrictions, restrictions on lease payments to affiliates, restrictions on changes in business, asset sale restrictions, restrictions on acquisitions and intercompany transactions, and restrictions on fundamental changes.   The Company was in compliance with all required financial covenants at September 30, 2012.

The Company currently maintains its operating, payroll, and primary cash accounts at HSBC.  The balance due on the Term Note as of September 30, 2012 was $146,000, and as of September 30, 2012 nothing had been drawn down on the Demand or Equipment Note.

Future minimum payments under the Term Note, excluding interest, as of September 30, 2012 were as follows:

Periods ending September 30,

2013	$50,538
2014	53,389
2015	41,932
145,859
Less: current maturities	(50,538)
$ 95,321

In June 2009, the Company purchased a vehicle for use by the CEO and obtained financing in the amount of $29,228.  The financing is for a period of 3 years, is secured by the vehicle, and is guaranteed by the CEO.  The financing agreement provides for monthly principal and interest payments of $849 and carries an interest rate of 2.9% per annum.  This loan was fully paid as of September 30, 2012.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
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

NOTE  6 — COMMON STOCK, WARRANTS AND OPTIONS:

In March 2012, June 2012 and September 2012, the Company issued 938 shares of common stock on each date to a consultant as part of the consultant’s compensation.  As long as the consultant continues with the Company, the consultant will receive one more tranche of 938 shares in December of 2012.

In March 2012, the Company issued 3,750 options to purchase shares of the Company’s common at an exercise price of $4.00 per share to consultant as part of the consultant’s compensation.  On each of March 19, 2012, June 19, 2012 and September 19, 2012, 938 of these options vested.  The final 936 of these options will vest on December 19, 2012, provided that the consultant continues to work with the Company through that date.  These options were valued using a Black-Scholes model at $8,570, of which $2448 and $4959 was expensed in the three- and nine-month periods, respectively, ended September 30, 2012.  The options are being accounted for under the variable method as per EITF-96-18 and $279 of the expense was attributable to this method.

On February 16, 2012, the Company issued 25,391 options to purchase common stock to executives of the Company as part of their 2011 bonus.  The options are exercisable immediately at $4.00 per share, which was the last traded price of the common stock on that day, and they expire five years from date of issue.

During the third quarter of 2012, the Company issued 72,000 options to purchase common stock to newly-hired vice-presidents of the Company.  The options are exercisable in three equal annual installments on the anniversary of the issuance starting one year from date of issue.  An allotment of 36,000 options issued to one of the new vice presidents and have an exercise price of  $5.11 per share, and the  36,000 options were issued to the other new vice president have an exercise price of $4.45per share, which in each case was  the last traded price of the common stock on the day issued.  The options expire five years from date of issue.

As of September 30, 2012, the Company had no warrants outstanding to purchase shares of common stock.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(UNAUDITED)

NOTE 7 — COMMITMENTS, CONTINGENCIES, AND CONCENTRATIONS:

a)	Economic Dependency:
The following table discloses product sales the Company had to customers in excess of 10% of net product sales for the periods indicated:

	For the three months ended				For the nine months ended				Accounts Receivable As of
	September 30, 2012		September 30, 2011		September 30, 2012		September 30, 2011		September 30, 2012
	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales
Customer 1	$ 1,187,124	25	$ 1,912,199	35	$ 5,780,030	34	$ 5,386,670	47	$ 648,084
Customer 2	2,522,405	53	2,012,425	36	7,421,430	44	2,936,270	25	1,326,098
Customer 3	*	*	573,957	10	*	*	*	*	*

(*) Product sales did not exceed 10% for the period indicated.

Note that sales include product sales only while accounts receivable reflects the total due from the customer, which includes freight.

The following table discloses purchases the Company made from vendors in excess of 10% of total purchases for the periods indicated:

	For the three months ended				For the nine months ended				Accounts Payable As of
	September 30, 2012		September 30, 2011		September 30, 2012		September 30, 2011		September 30, 2012
	Purchases	% of Purc.	Purchases	% of Purc.	Purchases	% of Purc.	Purchases	% of Purc.
Vendor 1	$ 204,607	15	$ 174,278	13	$ 613,287	14	$ 432,577	11	$ 89,710
Vendor 2	211,020	16	160,218	12	589,224	13	412,086	11	60,073

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

NOTE 8 — INCOME TAXES:

During 2011, the Company reversed its valuation allowance, in regard to net operating loss (NOL) carry- forwards, previously recorded against its deferred tax assets.  As such the Company now records an income tax expense (benefit) for income (loss) for periods starting after December 31, 2011.  The Company’s interim provision for income taxes is measured using an estimated annual effective tax rate of 39.7%.  As per IRS rules, only 90% of the taxable income can be offset by NOLs, and therefore 3.97%, or $29,522, was added to accrued expenses, 39.7%, or $295,220, was expensed, and the balance of 35.73%, or $265,698, reduced the carrying value of the deferred tax asset for the nine months ended September 30, 2012.

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

During the first nine months of 2012, the Company had a total of $2,256,170 of research and development expenses, excluding regulatory, as compared with $2,243,502 during the first nine months of 2011.

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

As a result of pandemic planning activities, the United States Department of Health and Human Services (“HHS”) and CDC identified POC and high-throughput testing as a gap in influenza diagnostics. Rapid responses in the field, such as the vaccination, prophylactic treatment, or isolation of patients, require POC diagnostic tests for influenza infection and immunity. Ideally, these tests should be fast, portable, self-contained, and non-technical. Development of these tests is especially critical for military forces, as evidenced by previous influenza outbreaks that spread rapidly through densely populated barracks and have killed thousands of soldiers

The previous development work for this product was completed by Chembio in 2010-11 pursuant to an initial $900,000 contract with this same organization. The objective of this follow-on project is to further develop a rapid influenza immunity test which can be administered in the field to determine a person’s influenza immunity status or in an outpatient setting incorporating certain additional subunits of influenza virus proteins.  Work commenced on this follow on development project during the third quarter and has accelerated during the fourth quarter.

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

During the third quarter we completed a feasibility study on proprietary materials which we believe will enable us to develop an HCV rapid test that is equivalent to the only directly competitive product; we are waiting to receive additional proprietary materials that we believe could enable us to improve performance and features of the test as compared to the competitive product.  If these objectives are achieved, we will proceed with a full development program, and we could complete development and commence clinical trials before the end of 2013.

In July 2012,  the U.S. Centers for Disease Control finalized the  recommendations for testing all individuals in the United States between the ages of 45 and 65 for HCV, which age cohort represents a substantial portion of the estimated over three million individuals in the United States that are infected with HCV infection but unaware. With a number of new anti-retroviral therapies approved, and even more pending approval in the years ahead by the FDA, we believe that over time these new recommendations will be implemented.  However, it is clear that if implemented that this will take time to be funded.

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

Regulatory Activities

CE Mark for FDA-approved HIV tests – We were audited by our notified body in September and our technical file is being reviewed. We expect a decision on CE Marking of these products during the fourth quarter.

FDA Approval for DPP® HIV 1/2 Screening Assay for Use with oral fluid or blood samples - Our Pre-Approval Inspection was completed during October, and we believe the inspection was completed satisfactorily such that we still anticipate an FDA approval, or at least an approvable PMA decision, before year-end 2012.  We are currently communicating with the FDA discussing the studies required for a CLIA waiver based upon the new CLIA guidance.  We anticipate working towards a CLIA waiver by end of 4Q12 and expect CLIA waiver to be granted in 2013.

DPP® Syphilis Screen & Confirm - During the current quarter we received data that we had been pursuing and that we believe support a De Novo FDA 510(K) clearance regulatory pathway for the product.  We will soon request a meeting with the FDA to discuss this data so that we can re-initiate clinical trials and submit our 510(k) application by the middle of 2013.  We are also pleased to report that the large study that was conducted with this product in 2010-2011 in China has been accepted for publication in an international scientific journal and we believe this data will also be useful in supporting our regulatory file.

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

DPP® HIV-Syphilis – We have submitted this product for evaluation by the CDC Global AIDS Program laboratory in Atlanta and the evaluation is ongoing.  This product will also be submitted for prequalification by the WHO.  We are also in the process of determining the pathways for getting this multiplex combination product approved/cleared by the FDA.

SURE CHECK® HIV OTC Study - We are in the process of completing the self-testing study to meet the requirements for submitting an IDE (“Investigational Device Exemption”) application in order to commence clinical trials for this product in 2013.  The current self-testing study is expected to be completed in December or January and the IDE application will be filed upon completion of this study.  Thereafter, assuming the IDE is granted, the Phase II observed user clinical trials could be completed during 2013 and the pivotal trial could be completed by mid-2014.  This would enable a PMA approval in by mid-2015.

There have been very significant recent developments related to this market opportunity, as the first rapid HIV test for home use was recommended for approval by the FDA’s Blood Products Advisory Committee (“BPAC”) in a unanimous vote, and the test was in fact approved by the FDA in early July with widespread media attention.  The manufacturer of this product, OraSure Technologies, Inc. (“OraSure”), launched this product in retail drug stores during October.

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

Given this low performance threshold, we believe we are very well positioned with our SURE CHECK® HIV 1/2 blood test. We believe that the development of this market will take time, and that its development will likely require OraSure to invest significantly in its development, as it is now.  Nevertheless, Chembio is the only other company that for all practical purposes has a product, let alone multiple products, that can participate in this new market.  Moreover, because OraSure’s product was approved with lower sensitivity than was previously expected by the FDA, this provides an opportunity for Chembio’s product(s) to achieve improved performance – either with its blood and/or oral fluid HIV tests. We believe it is critical to go to this market with a substantially improved sensitivity and comparable specificity to OraSure’s product, and our current efforts include maximizing the possibility of meeting this objective.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AS COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2011

Revenues:

Selected Product Categories:	For the three months ended
	September 30, 2012	September 30, 2011	$ Change	% Change
Lateral Flow HIV Tests and Components	$2,179,238	$3,777,682	$(1,598,444)	-42.31%
DPP Tests and Components	2,531,725	1,705,150	826,575	48.48%
Other	34,131	44,051	(9,920)	-22.52%
Net Product Sales	4,745,094	5,526,883	(781,789)	-14.15%
License and royalty revenue	-	25,000	(25,000)	-100.00%
R&D, milestone and grant revenue	262,292	369,904	(107,612)	-29.09%
Total Revenues	$5,007,386	$5,921,787	$(914,401)	-15.44%

Revenues for our lateral flow HIV tests and related components during the three months ended September 30, 2012 decreased by approximately $1,598,000 from the same period in 2011.  This was attributable to decreased sales to Alere from $1,912,000 during the three months ended September 30, 2011 to $1,187,000 during the three months ended September 30, 2012, a decrease of $725,000, or 38%; as well as decreased sales to North America (other than Alere) of $860,000, these decreases were partially offset by increased sales to Asia of $154,000; and increased sales to Africa of $139,000.  Revenues for our DPP® products during the three months ended September 30, 2012 increased by approximately $827,000 over the same period in 2011, an increase of 48%, which increase is attributable to the launch of our DPP® products that were approved in Brazil during 2010 and 2011.  The decrease in R&D, milestone and grant revenue was due to revenue from milestones and certain development projects in the 2011 third quarter that were not repeated.  License and royalty revenue in 2011 is from royalties from Brazil under our 2004 technology transfer and license agreement, which ended prior to April 1, 2012.

Gross Margin:

Gross Margin related to Net Product Sales:	For the three months ended
	September 30, 2012	September 30, 2011	$ Change	% Change
Gross Margin per Statement of Operations	$1,728,915	$2,670,733	$(941,818)	-35.26%
Less: R&D, milestone, grant, license and royalties	262,292	394,904	(132,612)	-33.58%
Gross Margin from Net Product Sales	$1,466,623	$2,275,829	$(809,206)	-35.56%
Gross Margin %	30.91%	41.18%

The decrease in our product gross margin percentage was primarily due to increased costs in scrap, incoming freight and other costs together with a change in the product sales mix.  Some of the product mix change was due to the decreased sales to Alere as they decreased as a percentage of overall sales from 35% to 25%.  Partially offsetting these increased costs was an increase in our DPP® products sold in Brazil which are at a higher margin than as compared with developing world markets.  DPP® sales represented approximately 53% of sales in the three months ended September 30, 2012 as compared to approximately 31% in the three months ended September 30, 2011.

Research and Development:

Research and development expenses include costs incurred for product development, regulatory approvals, clinical trials, and product evaluations.

Selected expense lines:	For the three months ended
	September 30, 2012	September 30, 2011	$ Change	% Change
Clinical and Regulatory Affairs:
Wages and related costs	$101,288	$111,452	$(10,164)	-9.12%
Consulting	11,866	4,065	7,801	191.91%
Stock-based compensation	5,029	6,011	(982)	-16.34%
Clinical trials	107,865	320,516	(212,651)	-66.35%
Other	13,645	18,904	(5,259)	-27.82%
Total Regulatory	239,693	460,948	(221,255)	-48.00%

R&D Other than Regulatory:
Wages and related costs	487,093	508,424	(21,331)	-4.20%
Consulting	59,887	12,726	47,161	370.59%
Stock-based compensation	3,080	8,181	(5,101)	-62.35%
Materials and supplies	132,103	185,567	(53,464)	-28.81%
Other	83,789	66,449	17,340	26.10%
Total other than Regulatory	765,952	781,347	(15,395)	-1.97%

Total Research and Development	$1,005,645	$1,242,295	$(236,650)	-19.05%

Expenses for Clinical & Regulatory Affairs for the three months ended September 30, 2012 decreased by $221,000 as compared to the same period in 2011. This was primarily due to the reduction of $213,000 in clinical trial expenses which were mostly associated with clinical studies for our DPP® HIV 1/2 Assay which studies were completed during the first half of 2012.

R&D expenses other than Clinical & Regulatory Affairs decreased by $15,000 in the three months ended September 30, 2012 as compared with the same period in 2011 and were primarily related to a decrease in wages and related costs and material and supplies partially offset by an increase in consulting.

Selling, General and Administrative Expenses:

Selected expense lines:	For the three months ended
	September 30, 2012	September 30, 2011	$ Change	% Change
Wages and related costs	$392,532	$323,789	$68,743	21.23%
Consulting	91,841	50,347	41,494	82.42%
Commissions	302,847	221,128	81,719	36.96%
Stock-based compensation	40,901	59,921	(19,020)	-31.74%
Marketing materials	11,214	19,571	(8,357)	-42.70%
Investor relations/investment bankers	71,953	40,408	31,545	78.07%
Legal, accounting and compliance	118,769	92,240	26,529	28.76%
Travel, entertainment and trade shows	42,400	13,849	28,551	206.16%
Bad debt allowance (recovery)	-	-	-	100.00%
Other	135,926	127,984	7,942	6.21%
Total S, G &A	$1,208,383	$949,237	$259,146	27.30%

Selling, general and administrative expenses for the three months ended September 30, 2012, increased by $259,000 as compared with the same period in 2011.  The primary factor of this increase was a $82,000 increase in commissions due to increased sales to Brazil.  The following expense categories experienced an increase of greater than $30,000, which also contributed to the overall increase: wages and related expenses (partially as a result of new hires and the accruing year-end bonuses on a quarterly basis), consulting (for sales and marketing) and investor relations.

Other Income and (Expense):
	For the three months ended
	September 30, 2012	September 30, 2011	$ Change	% Change
Interest income	$ 2,269	$ 1,278	$ 991	77.54%
Interest expense	(2,815)	(4,874)	2,059	-42.24%
Total Other Income and (Expense)	$ (546)	$ (3,596)	$ 3,050	-84.82%

Other expense for the three months ended September 30, 2012 decreased approximately $3,000, to $546 from $3,596 as compared with the same period in 2011, primarily as a result of a decrease in interest expense due on the term loan with HSBC .

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AS COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2011

Revenues:

Selected Product Categories:	For the nine months ended
	September 30, 2012	September 30, 2011	$ Change	% Change
Lateral Flow HIV Tests and Components	$9,106,830	$8,712,985	$393,845	4.52%
DPP Tests and Components	7,183,925	2,604,185	4,579,740	175.86%
Other	628,681	199,155	429,526	215.67%
Net Product Sales	16,919,436	11,516,325	5,403,111	46.92%
License and royalty revenue	-	125,322	(125,322)	-100.00%
R&D, milestone and grant revenue	825,093	1,529,972	(704,879)	-46.07%
Total Revenues	$17,744,529	$13,171,619	$4,572,910	34.72%

Revenues for our lateral flow HIV tests and related components during the nine months ended September 30, 2012 increased by approximately $394,000 over the same period in 2011.  This was primarily attributable to increased sales to Alere from $5,400,000 during the first nine months of 2011 to $5,800,000 during the nine months ended September 30, 2012, an increase of $400,000, or 7%, increased sales to Asia of $326,000 and increased sales to Africa of $186,000, which were partially offset by  decreased sales to North America (other than Alere) of $528,000.  Revenues for our DPP® products during the nine months ended September 30, 2012 increased by approximately $4,580,000 over the same period in 2011, which is attributable to the launch of our DPP® products that were approved in Brazil during 2010 and 2011.  The decrease in R&D, milestone and grant revenue was due to revenue from milestones and certain development projects in the first nine months of 2011, which were not repeated.  License and royalty revenue in 2011 is from royalties from Brazil under our 2004 technology transfer and license agreement, which ended prior to January 1, 2012.

Gross Margin:

Gross Margin related to Net Product Sales:	For the nine months ended
	September 30, 2012	September 30, 2011	$ Change	% Change
Gross Margin per Statement of Operations	$7,632,402	$6,647,353	$985,049	14.82%
Less: R&D, milestone, grant, license and royalties	825,093	1,655,294	(830,201)	-50.15%
Gross Margin from Net Product Sales	$6,807,309	$4,992,059	$1,815,250	36.36%
Gross Margin %	40.23%	43.35%

The decrease in our product gross margin percentage was primarily due to increased costs in scrap, incoming freight and other costs, along with a change in the product sale mix.  Part of the sales mix difference was due to sales to Alere, which are at higher margins, representing a smaller percentage of the overall product sales from 47% to 34%.  Partially offsetting these increased costs was an increase in our DPP® products sold in Brazil, which are at slightly higher margins than other international products we sell.  The increased sales to Asia and Africa were at lower margins.  DPP® sales represented approximately 42% of sales in the nine months ended September 30, 2012 as compared to approximately 23% in the nine months ended September 30, 2011.

Research and Development:

Research and development expenses include costs incurred for product development, regulatory approvals, clinical trials, and product evaluations.

Selected expense lines:	For the nine months ended
	September 30, 2012	September 30, 2011	$ Change	% Change
Clinical and Regulatory Affairs:
Wages and related costs	$350,969	$336,120	$14,849	4.42%
Consulting	21,196	4,065	17,131	421.43%
Stock-based compensation	25,722	12,847	12,875	100.22%
Clinical trials	663,399	1,054,684	(391,285)	-37.10%
Other	46,363	46,091	272	0.59%
Total Regulatory	1,107,649	1,453,807	(346,158)	-23.81%

R&D Other than Regulatory:
Wages and related costs	1,426,588	1,485,766	(59,178)	-3.98%
Consulting	108,249	61,034	47,215	77.36%
Stock-based compensation	39,326	27,603	11,723	42.47%
Materials and supplies	448,616	478,603	(29,987)	-6.27%
Other	233,391	190,496	42,895	22.52%
Total other than Regulatory	2,256,170	2,243,502	12,668	0.56%

Total Research and Development	$3,363,819	$3,697,309	$(333,490)	-9.02%

Expenses for Clinical & Regulatory Affairs for the nine months ended September 30, 2012 decreased by $346,000 as compared to the same period in 2011. This was primarily due to approximately $391,000 of expenses in 2011 for clinical trials primarily conducted for our DPP® HIV Screen Assay, which was completed in early 2012.  This was partially offset by increased costs of wages and related costs, consulting and stock-based compensation.

R&D expenses other than Clinical & Regulatory Affairs increased by $13,000 in the nine months ended September 30, 2012 as compared with the same period in 2011 and were primarily related to an increase in material and supplies, along with an increase in stock-based compensation, which were partially offset by a decrease in wages and related costs.

Selling, General and Administrative Expenses:

Selected expense lines:	For the nine months ended
	September 30, 2012	September 30, 2011	$ Change	% Change
Wages and related costs	$1,107,368	$844,228	$263,140	31.17%
Consulting	260,843	142,518	118,325	83.02%
Commissions	868,086	406,354	461,732	113.63%
Stock-based compensation	141,022	83,689	57,333	68.51%
Marketing materials	37,382	35,044	2,338	6.67%
Investor relations/investment bankers	192,232	135,520	56,712	41.85%
Legal, accounting and compliance	410,469	331,909	78,560	23.67%
Travel, entertainment and trade shows	106,689	37,794	68,895	182.29%
Bad debt allowance (recovery)	-	(15,000)	15,000	-100.00%
Other	397,461	410,811	(13,350)	-3.25%
Total S, G &A	$3,521,552	$2,412,867	$1,108,685	45.95%

Selling, general and administrative expenses for the nine months ended September 30, 2012, increased by $1,109,000 as compared with the same period in 2011.  The primary factor of this increase was commissions of $462,000 due to increased sales to Brazil as well as an increase in wages and related expenses of $263,000 (partially as a result of accruing year-end bonuses on a quarterly basis), an increase of $57,000 in stock-based compensation and $118,000 in consulting, an increase of $79,000 in professional fees, and an increase of $57,000 in investor relations.

Other Income and (Expense):

	For the nine months ended
	September 30, 2012	September 30, 2011	$ Change	% Change
Interest income	$5,386	$4,315	$1,071	24.82%
Interest expense	(7,573)	(13,345)	5,772	-43.25%
Total Other Income and (Expense)	$(2,187)	$(9,030)	$6,843	-75.78%

Other expense for the nine months ended September 30, 2012 decreased approximately $6,800, to $2,187 from $9,030 as compared with the same period in 2011, primarily as a result of a decrease in interest expense due on the term loan with HSBC as well as an increase in interest income due to an increase in cash in interest-bearing accounts.

Income Taxes:

During 2011, the Company reversed its valuation allowance, in regard to net operating loss (NOL) carry-forwards, previously recorded against its deferred tax assets.  As such the Company now records an income tax expense (benefit) for income (loss) for periods starting after December 31, 2011.  The Company’s interim provision for income taxes is measured using an estimated annual effective tax rate of 39.7%.  As per IRS rules, only 90% of the taxable income can be offset by NOLs, and therefore, 3.97%, or $29,522, was added to accrued expenses, 39.7%, or $295,220, was expensed, and the balance of 35.73%, or $265,698, reduced the carrying value of the deferred tax asset.

MATERIAL CHANGES IN FINANCIAL CONDITION

Selected Changes in Financial Condition	As of
	September 30, 2012	December 31, 2011	$ Change	% Change
Cash and cash equivalents	$3,290,565	$3,010,954	$279,611	9.29%
Accounts receivable, net of allowance for doubtful accounts of $30,000 at September 30, 2012 and December 31, 2011	2,567,172	2,998,449	(431,277)	-14.38%
Inventories	3,037,880	2,300,286	737,594	32.07%
Prepaid expenses and other current assets	705,850	681,893	23,957	3.51%
Deposits on manufacturing equipment	252,941	139,790	113,151	80.94%
Accounts payable and accrued liabilities	2,686,836	2,789,500	(102,664)	-3.68%

Cash increased by $280,000 from December 31, 2011, primarily due to net income, net of non-cash items, of $1,361,000 together with the decrease of accounts receivable by $431,000 and an increase in customer deposits of $23,000, which was partially offset by an increase in inventories of $738,000, an increase in fixed assets and deposits of $715,000 (see table below), decrease in accrued expenses and payables of $103,000 and an increase in prepaid assets of $24,000.

The decrease in accounts receivable was primarily attributable to a larger amount of credit sales at the end of December 2011 versus September of 2012.  The inventory increase is primarily due to a larger amount of materials ordered and manufactured for orders due to ship in the fourth quarter of 2012.

LIQUIDITY AND CAPITAL RESOURCES

	For the nine months ended
	September 30, 2012	September 30, 2011	$ Change	% Change
Net cash provided by operating activities	$951,742	$1,559,123	$(607,381)	-38.96%
Net cash used in investing activities	(715,195)	(282,175)	(433,020)	153.46%
Net cash provided by (used in) financing activities	43,064	(367,951)	411,015	-111.70%
INCREASE IN CASH AND CASH EQUIVALENTS	$279,611	$908,997	$(629,386)	-69.24%

The Company’s cash increased for the nine months ended September 30, 2012 by $280,000 as compared to an increase in cash for the same period in 2011 of $909,000.  The increase in the 2012 period is enumerated above under Material Changes in Financial Condition.  The increase during the 2011 period are primarily attributable to the change in receivables of $1,304,000, along with non-cash expenses aggregating $443,000, an increase in accruals and payables of $290,000,  an increase in customer deposits and deferred revenue of $426,000, partially offset by a decrease in other assets of $208,000 and an increase in inventories of $1,239,000. The increase in the 2012 period includes non-cash items from the change in deferred tax assets of $266,000.  The Company’s other non-cash expenses totaled $646,000, which consisted of $405,000 from depreciation and amortization expense and $241,000 in share-based compensation expense.

Fixed Asset Commitments

As of September 30, 2012, the Company had paid deposits on various pieces of equipment aggregating $252,940, which is reflected in Other Assets on the balance sheet.  The Company is further committed to additional equipment-purchase obligations of $17,228 as various milestones are achieved by the various vendors.

RECENT DEVELOPMENTS AND CHEMBIO’S PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

In the quarter ended September 30, 2012, Chembio had lower product revenues as a result of lower sales in the U.S. rapid HIV test market through Alere and lower sales to international customers, partially offset by strong increases in our sales to FIOCRUZ in Brazil.

The lower sales to Alere are attributable to Alere having reduced purchase orders in the third quarter after unusually high purchase order rates during the first half of 2012.  Sales to Alere grew by more than of 35% in 2011 as compared with 2010 and by 32% in the first half of 2012 as compared with the first half of 2011.  Based on the year to date sales to Alere and our anticipated sales to Alere during the fourth quarter, we still anticipate solid growth in this business in 2012, although not at the rate of growth experienced in 2011 or during the first half of 2012.   During 2012 we believe the U.S. market share held by our rapid HIV tests in the U.S. will increase.  We also believe that a gradual shift will occur over the next couple of years from CDC grants to insured routine testing under the Affordable Care Act, particularly if and when the U.S. Preventive Health Task Force revises its recommendations to routine testing for HIV, as some anticipate.

The lower sales to international customers are attributable to the fact that the completion of production for large orders can span from one period to the next because of capacity constraints, production delays, or customer requests.   We are pleased to report however that we have a record amount of orders on hand that will both enable us to finish the year and fourth quarter again with record revenues, and to also begin 2013 with  a strong outlook.

During the third quarter and the fourth quarter to date, we have made good progress in our efforts to gain FDA approval and therefore to commercialize in the U.S. market our DPP® HIV 1/2 assay for use with oral fluids and blood samples.  If this product is approved, which we anticipate it will be by the end of this year, it will be our first FDA-approved product incorporating our DPP® technology.  After submitting the last of the required modules to the FDA in June, and responding to follow-up requests for further information by the FDA during the third quarter, a manufacturing facility pre-approval inspection (PAI) was conducted by the FDA in October.  Based on the results of this inspection, there is no change to our estimate that we anticipate an approved or at least approvable Pre-Marketing Application (PMA) for this product by the end of 2012.      Upon receipt of an approval, we would then be permitted to apply for a Clinical Laboratory Improvement Act (CLIA) waiver in order to enable the product to be sold in the point-of-care market segments where these tests are primarily used.  We are in discussions with the FDA to confirm the requirements for such CLIA waiver application as they relate to this product based on the most recent agency guidance.  Combined with our two already FDA-approved lateral flow blood tests that are currently marketed by Alere, we believe the availability of an alternative  oral fluid HIV rapid test, which test also performs very well on all blood matrices, will enable Chembio to participate in market segments not currently addressed by the products sold through Alere.  We are engaged in preliminary discussions with potential distributors to distribute this product in certain market segments.  At the same time, we will likely retain the option to develop a public health sales and marketing organization that would market this product together, which sales would be complemented by our unique DPP® Syphilis Screen & Confirm test and our Hepatitis- C (HCV) test, which still have substantial development or regulatory steps before they can be commercialized, though progress is being made.

The Company has a number of new product opportunities in addition to the aforementioned oral fluid HIV, Syphilis and HCV tests.  These new products include our proprietary Sure Check HIV 1/2 test for home use that is already approved in the United States professional market, and for which we are working on completing the requirements for submitting an Investigational Device Exemption in order to begin clinical trials next year to pursue FDA approval for home use.

We are working on a number of new potential projects based on, and/or that complement, our patented DPP® point-of-care technology, and in some cases we are now conducting feasibility studies in order to move these opportunities forward.  These include potential products with application to the areas of women’s health, veterinary diagnostics, and blood viruses, as well as technologies that improve the detection limits of our technology platform.  We believe that these projects can ultimately result in potential new revenue streams in future periods, although there can be no assurance of this.

In addition to the core development programs that we have in place that we believe will drive long-term growth and shareholder value, we have also developed new distribution and OEM collaborations for existing products which, if successful, will help to produce additional revenue opportunities in markets where we already have an established record of success, including but not limited to Brazil, as well as certain new developing world markets.

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

(b)
Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the Company’s first 2012 fiscal nine months that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS

(see next page)

EXHIBITS INDEX
Number	Description
3.1	Articles of Incorporation, as amended. (1)
3.2	Amended and Restated Bylaws. (2)
4.1*	Form of Employee Option Agreement. (3)
4.2	1999 Equity Incentive Plan. (4)
4.3	2008 Stock Incentive Plan. (5)
4.4	Rights Agreement, dated March 8, 2010 (6)
4.5	Form of Warrant (to be filed by amendment) [to be revised]
10.1*	Employment Agreement dated June 15, 2006 with Lawrence A. Siebert. (7)
10.2*	Employment Agreement dated March 5, 2010 with Javan Esfandiari. (8)
10.3	HIV Barrel License, Marketing and Distribution Agreement, dated as of September 29, 2006, by and among the Registrant, Alere and StatSure. (9)
10.4	HIV Cassette License, Marketing and Distribution Agreement, dated as of September 29, 2006, between the Registrant and Alere. (9)
10.5	Non-Exclusive License, Marketing and Distribution Agreement, dated as of September 29, 2006, between the Registrant and Alere. (9)
10.6	Joint HIV Barrel Product Commercialization Agreement, dated as of September 29, 2006, between the Registrant and StatSure. (9)
10.7	Secured Term Note, dated as of June 14, 2010, by and among the Registrant, Chembio Diagnostics Systems, Inc. and HSBC Bank, NA (10)
10.8	Secured Revolving Demand Note, dated as of June 14, 2010, by and among the Registrant, Chembio Diagnostics Systems, Inc. and HSBC Bank, NA (10)
10.9	Loan and Security Agreement, dated as of June 14, 2010, by and among the Registrant, Chembio Diagnostics Systems, Inc. and HSBC Bank, NA (10)
10.10	Revolving Term Note, dated as of July 22, 2011, by and among the Registrant, Chembio Diagnostics Systems, Inc. and HSBC Bank, NA (11)
10.11	Loan and Security Agreement, dated as of July 22, 2011, by and among the Registrant, Chembio Diagnostics Systems, Inc. and HSBC Bank, NA (11)
14.1	Ethics Policy (12)
21	List of Subsidiaries (13)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

1	Incorporated by reference to the Registrant’s annual report on Form 10-KSB filed with the Commission on March 31, 2005.
2
Incorporated by reference to the Registrant’s registration statement on Form SB-2 (File No. 333-85787) filed with the Commission on August 23, 1999 and the Registrant's Forms 8-K filed on May 14, 2004, December 20, 2007 and April 18, 2008.

3	Incorporated by reference to the Registrant’s annual report on Form 10-KSB filed with the Commission on March 12, 2008.
4	Incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A filed with the Commission on May 11, 2005.
5	Incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A filed with the Commission on April 14, 2008.
6	Incorporated by reference to the Registrant’s registration statement on Form 8-A filed with the Commission on March 11, 2010.
7	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on June 21, 2006.
8	Incorporated by reference to the Registrant’s registration statement on Form S-1/A filed with the Commission on March 11, 2010.
9	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on October 5, 2006.
10	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 29, 2010.
11	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 3, 2011.
12	Incorporated by reference to the Registrant’s annual report on Form 10-KSB filed with the Commission on March 30, 2006.
13	Incorporated by reference to the Registrant’s annual report on Form 10-K filed with the Commission on March 8, 2012.
(*)	An asterisk (*) beside an exhibit number indicates the exhibit contains a management contract, compensatory plan or arrangement which is required to be identified in this document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chembio Diagnostics, Inc.

Date:	November 13, 2012	By: /s/ Lawrence A. Siebert
Lawrence A. Siebert
Chief Executive Officer (Principal Executive Officer)

Date:	November 13, 2012	By: /s / Richard J. Larkin
Richard J. Larkin
Chief Financial Officer (Principal Financial and Accounting Officer)