Form 10-Q/A
period 2012-09-30
CHEMBIO DIAGNOSTICS, INC.
filed 2012-11-13
CIK 1092662

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________

FORM 10 - Q/A
Amendment No. 1
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

EXPLANITORY NOTE

This Amendment No. 1 to Form 10-Q amends the Form 10-Q filed by Chembio Diagnostics, Inc. (the “Company”) with the Securities and Exchange Commission (“SEC”) on November 13, 2012 to include XBRL documents to correct their inadvertent omission in the earlier filing.

EXHIBITS INDEX
Number	Description
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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