Form 10-K/A
period 2011-12-31
CHEMBIO DIAGNOSTICS, INC.
filed 2013-01-03
CIK 1092662

UNITED STATES
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K/A
.
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
.
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
.
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $0.01 par value
(Title of Class)
.
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
.
* Without asserting that any of the issuer’s directors or executive officers, or the entities that own more than five percent of the outstanding shares of the Registrant’s common stock, are affiliates, the shares of which they are beneficial owners have not been included in shares held by non-affiliates solely for this calculation.

.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K  of Chembio Diagnostics, Inc. (the “Company”) for the fiscal year ended December 31, 2011, is being filed to correct a typographical error in the date of the previously filed “Report of Independent Registered Public Accounting Firm” from ParenteBeard LLC for the fiscal year ended December 31, 2010, for which the original copy was dated March 3, 2011, but for which the filed copy was incorrectly dated March 8, 2012.

In addition, pursuant to the rules of the Securities and Exchange Commission (the “SEC”), “Item 8. Financial Statements and Supplementary Data” is being filed in its entirety in this Amendment.  The only change from the original filing has been the aforementioned date correction in the Report of Independent Registered Public Accounting Firm from ParenteBeard LLC for the fiscal year ended December 31, 2010.

Consistent with the rules of the SEC, the certifications of the Company’s principal executive officers and principal financial and accounting officer as of the date of this Amendment are attached as exhibits to this Amendment. The only change in these certifications is their date.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and schedules that constitute Item 8 are attached at the end of this Annual Report on Form 10-K. An index to these Financial Statements and schedules is also included on page F-1 of this Annual Report on Form 10-K.

ITEM 15.
Number	Description
3.1	Articles of Incorporation, as amended. (1)
3.2	Amended and Restated Bylaws. (2)
4.1*	Form of Employee Option Agreement. (3)
4.2	1999 Equity Incentive Plan. (4)
4.3	2008 Stock Incentive Plan. (5)
4.4	Rights Agreement, dated March 8, 2010 (6)
4.5	Form of Warrant (to be filed by amendment) [to be revised]
10.1*	Employment Agreement dated June 15, 2006 with Lawrence A. Siebert. (7)
10.2*	Employment Agreement dated March 5, 2010 with Javan Esfandiari. (8)
10.3	HIV Barrel License, Marketing and Distribution Agreement, dated as of September 29, 2006, by and among the Registrant, Alere and StatSure. (9)
10.4	HIV Cassette License, Marketing and Distribution Agreement, dated as of September 29, 2006, between the Registrant and Alere. (9)
10.5	Non-Exclusive License, Marketing and Distribution Agreement, dated as of September 29, 2006, between the Registrant and Alere. (9)
10.6	Joint HIV Barrel Product Commercialization Agreement, dated as of September 29, 2006, between the Registrant and StatSure. (9)
10.7	Secured Term Note, dated as of June 14, 2010, by and among the Registrant, Chembio Diagnostics Systems, Inc. and HSBC Bank, NA (10)
10.8	Secured Revolving Demand Note, dated as of June 14, 2010, by and among the Registrant, Chembio Diagnostics Systems, Inc. and HSBC Bank, NA (10)
10.9	Loan and Security Agreement, dated as of June 14, 2010, by and among the Registrant, Chembio Diagnostics Systems, Inc. and HSBC Bank, NA (10)
10.10	Revolving Term Note, dated as of July 22, 2011, by and among the Registrant, Chembio Diagnostics Systems, Inc. and HSBC Bank, NA (11)
10.11	Loan and Security Agreement, dated as of July 22, 2011, by and among the Registrant, Chembio Diagnostics Systems, Inc. and HSBC Bank, NA (11)
14.1	Ethics Policy (12)
21	List of Subsidiaries (13)
23.1	Consent of BDO USA, LLP, Independent Registered Public Accountants. (13)
23.2	Consent of ParenteBeard LLC, Independent Registered Public Accountants. (13)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (13)
101.SCH	XBRL Taxonomy Extension Schema Document (13)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (13)
101.DEF	XBRL Taxonomy Definition Linkbase Document (13)
101.LAB	XBRL Taxonomy Label Linkbase Document (13)
101.PRE	XBRL Taxonomy Presentation Linkbase Document (13)
1	Incorporated by reference to the Registrant’s annual report on Form 10-KSB filed with the Commission on March 31, 2005.
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

CHEMBIO DIAGNOSTICS, INC.

Date: January 3, 2013      By /s/ Lawrence A. Siebert
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