Form 10-Q
period 2013-09-30
CHEMBIO DIAGNOSTICS, INC.
filed 2013-11-07
CIK 1092662

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10 - Q
_______________________________
 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2013
OR
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
Yes □ No ☒

As of November 6, 2013, the Registrant had 9,324,783 shares outstanding of its $.01 par value common stock.

Quarterly Report on FORM 10-Q
For The Quarterly Period Ended
September 30, 2013

Table of Contents

Chembio Diagnostics, Inc.

Page

Part I. FINANCIAL INFORMATION:
Item 1. Financial Statements:
Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	2

Condensed Consolidated Statements of Operations (unaudited) for the nine months ended September 30, 2013 and 2012	3

Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2013 and 2012	4

Notes to Condensed Consolidated Financial Statements (unaudited)	5 to 12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4. Controls and Procedures	23

Part II. OTHER INFORMATION:

Item 6. Exhibits	24

SIGNATURES	25

EXHIBITS

PART I
Item 1. FINANCIAL STATEMENTS
CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF

- ASSETS -
	September 30, 2013	December 31, 2012
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$8,045,805	$2,951,859
Accounts receivable, net of allowance for doubtful accounts of $24,000 and $58,000 at September 30, 2013 and December 31, 2012, respectively	5,505,215	4,821,357
Inventories	3,747,181	2,488,071
Prepaid expenses and other current assets	708,615	747,463
TOTAL CURRENT ASSETS	18,006,816	11,008,750

FIXED ASSETS, net of accumulated depreciation	1,822,746	1,427,646

OTHER ASSETS:
Deferred tax asset, net of valuation allowance	3,874,148	4,233,194
License agreements, net of current portion	353,750	400,000
Deposits on manufacturing equipment	224,773	223,584
Deposits and other assets	44,176	41,976

TOTAL ASSETS	$24,326,409	$17,335,150

- LIABILITIES AND STOCKHOLDERS' EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$3,935,036	$3,303,923
Current portion of loans payable	-	51,236
Customer deposits	-	23,224
TOTAL CURRENT LIABILITIES	3,935,036	3,378,383

OTHER LIABILITIES:
Loans payable - net of current portion	-	82,247
TOTAL LIABILITIES	3,935,036	3,460,630

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock – 10,000,000 shares authorized, none outstanding	-	-
Common stock - $.01 par value; 100,000,000 shares authorized, 9,324,783 and 8,036,232 shares issued and outstanding for September 30, 2013 and December 31, 2012, respectively	93,248	80,362
Additional paid-in capital	46,827,310	41,116,149
Accumulated deficit	(26,529,185)	(27,321,991)
TOTAL STOCKHOLDERS' EQUITY	20,391,373	13,874,520

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,326,409	$17,335,150

See accompanying notes to condensed consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
REVENUES:
Net product sales	$9,044,714	$4,745,094	$20,419,595	$16,919,436
License and royalty revenue	898	-	898	-
R&D, milestone and grant revenue	572,027	262,292	1,268,821	825,093
TOTAL REVENUES	9,617,639	5,007,386	21,689,314	17,744,529

Cost of product sales	5,561,453	3,278,471	12,658,063	10,112,127

GROSS MARGIN	4,056,186	1,728,915	9,031,251	7,632,402

OPERATING EXPENSES:
Research and development expenses	1,602,297	1,005,645	4,148,201	3,363,819
Selling, general and administrative expenses	1,379,845	1,208,383	3,702,181	3,521,552
	2,982,142	2,214,028	7,850,382	6,885,371
INCOME (LOSS) FROM OPERATIONS	1,074,044	(485,113)	1,180,869	747,031

OTHER INCOME (EXPENSE):
Gain on sale of fixed asset	-	-	7,500	-
Interest income	1,477	2,269	3,712	5,386
Interest expense	-	(2,815)	(335)	(7,573)
	1,477	(546)	10,877	(2,187)

INCOME (LOSS) BEFORE INCOME TAXES	1,075,521	(485,659)	1,191,746	744,844

Income tax provision	358,850	(193,310)	398,940	295,220

NET INCOME (LOSS)	$716,671	$(292,349)	$792,806	$449,624

Basic earnings (loss) per share	$0.08	$(0.04)	$0.09	$0.06

Diluted earnings (loss) per share	$0.07	$(0.04)	$0.08	$0.05

Weighted average number of shares outstanding, basic	9,324,783	8,001,472	8,886,998	7,974,447

Weighted average number of shares outstanding, diluted	9,824,019	8,001,472	9,433,152	8,616,917

See accompanying notes to condensed consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
(Unaudited)

	September 30, 2013	September 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers and grants	$21,005,456	$18,175,806
Cash paid to suppliers and employees	(20,425,025)	(17,221,877)
Interest received	3,712	5,386
Interest paid	(335)	(7,573)
Net cash provided by operating activities	583,808	951,742

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of License	(30,000)	-
Acquisition of and deposits on fixed assets	(766,274)	(715,195)
Net cash used in investing activities	(796,274)	(715,195)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from option and warrant exercises	31,433	98,815
Proceeds from sale of common stock, net	5,512,500	-
Expenses from sale of common stock	(104,038)	-
Payment of loan obligation	(133,483)	(41,175)
Payment of capital lease obligation	-	(14,576)
Net cash provided by financing activities	5,306,412	43,064

INCREASE IN CASH AND CASH EQUIVALENTS	5,093,946	279,611
Cash and cash equivalents - beginning of the period	2,951,859	3,010,954

Cash and cash equivalents - end of the period	$8,045,805	$3,290,565

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:

Net Income	$792,806	$449,624
Adjustments:
Depreciation and amortization	446,235	404,570
Provision for deferred taxes	359,046	265,698
(Recovery of) doubtful accounts	(34,000)	-
Share based compensation	284,152	241,067
Changes in assets and liabilities:
Accounts receivable	(649,858)	431,277
Inventories	(1,259,110)	(737,594)
Deposits and other assets	(2,200)	497
Prepaid expenses and other current assets	38,848	(23,957)
Accounts payable and accrued liabilities	631,113	(102,664)
Customer deposits and deferred revenue	(23,224)	23,224
Net cash provided by operating activities	$583,808	$951,742

Supplemental disclosures for non-cash investing and financing activities:
Deposits on manufacturing equipment transferred to fixed assets	$296,788	$181,489

See accompanying notes to condensed consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

NOTE                          1 — DESCRIPTION OF BUSINESS:

Chembio Diagnostics, Inc. (the "Company" or "Chembio") and its subsidiary, Chembio Diagnostic Systems, Inc., develop, manufacture, and market rapid diagnostic tests that detect infectious diseases. The Company's main products are three rapid tests for the detection of HIV antibodies in whole blood, serum and plasma samples, two of which were approved by the FDA in 2006; the third is sold for export only.  Lateral Flow Rapid HIV tests represented 77 % of the Company's product revenues in the first nine months of 2013.  The Company's products based on its patented Dual Path Platform (DPP®) platform represented approximately 21 % of the Company's product revenues in the first nine months of 2013. The Company also has other rapid tests that together represented approximately 2 % of sales in the first nine months of 2013.   The Company's products are sold to medical laboratories and hospitals, governmental and public health entities, non-governmental organizations, medical professionals and retail establishments both domestically and internationally. Chembio's products are sold under the Company's STAT PAK®, SURE CHECK® or DPP® registered trademarks, or under the private labels of its marketing partners.  For example, the Clearview® label is owned by Alere, Inc. ("Alere"), which is the Company's exclusive marketing partner for its rapid HIV lateral flow test products in the United States.  These products employ lateral flow technologies that are proprietary and/or licensed to the Company.  All of the Company's products that are currently being developed are based on its patented DPP®, which is a unique diagnostic point-of-care platform that has certain advantages over lateral flow technology.  In December 2012, the Company received FDA approval for its DPP® HIV 1/2 Assay for the detection of HIV antibodies in saliva, whole blood, serum and plasma samples.

NOTE                          2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a)	Basis of Presentation:
The preceding (a) condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements as of September 30, 2013 and for the nine-month periods ended September 30, 2013 and 2012, respectively, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").  Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation.  The interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, previously filed with the SEC.

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company's condensed consolidated financial position as of September 30, 2013, its condensed consolidated results of operations for the three- and nine-month periods ended September 30, 2013 and 2012, respectively, and its condensed consolidated cash flows for the nine-month periods ended September 30, 2013 and 2012, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
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

For certain contracts, the Company recognizes revenue from non-milestone contracts and grant revenues when earned.  Grants are invoiced after expenses are incurred.  Revenues from projects or grants funded in advance are deferred until earned.  As of September 30, 2013 and December 31, 2012, all advanced revenues were earned.

The Company follows Financial Accounting Standards Board ("FASB") authoritative guidance ("guidance") prospectively for the recognition of revenue under the milestone method. The Company applies the milestone method of revenue recognition for certain collaborative research projects defining milestones at the inception of the agreement.

c)	Inventories:
Inventories consist of the following at:
	September 30, 2013	December 31, 2012
Raw materials	$1,945,929	$1,418,071
Work in process	879,806	561,530
Finished goods	921,446	508,470
	$3,747,181	$2,488,071

d)	Earnings Per Share:
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

Basic earnings per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution from the exercise or conversion of other securities into common stock, but only if dilutive.  The following securities, presented on a common share equivalent basis for the three and nine-month periods ended September 30, 2013 and 2012, have been included in the earnings per share computations:

	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Basic	9,324,783	8,001,472	8,886,998	7,974,447

Diluted	9,824,019	8,001,472	9,433,152	8,616,917

The following securities, presented on a common share equivalent basis for the three and nine-month periods ended September 30, 2013 and 2012, have been included in the diluted per share computations as the exercise prices of these securities were less than the stock price as of September 30, 2013 and 2012, respectively, or their inclusion would have been anti-dilutive as is the case with 617,680 options in the three months ended September 30, 2012, where the quarter showed a loss:

	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
1999 and 2008 Plan Stock Options	499,236	-	546,154	642,470

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

The following securities, presented on a common share equivalent basis for the three and nine-month periods ended September 30, 2013 and 2012, have been excluded in the diluted per share computations as the exercise prices of these securities were greater than the stock price as of September 30, 2013 and 2012, respectively, except for 617,680 of the options reflected in the three months ended September 30, 2012 for which inclusion would have been dilutive due to the loss in the period:

	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
1999 and 2008 Plan Stock Options	169,662	750,002	169,662	161,464

e)	Employee Stock Option Plan:

The Company had a 1999 Stock Option Plan ("SOP").  The total number of options available under the SOP was 375,000.  As of September 30, 2013, there were 93,750 outstanding options under this SOP.   No additional options may be issued under the SOP because it is more than 10 years after its adoption.

Effective June 3, 2008, the Company's stockholders voted to approve the 2008 Stock Incentive Plan ("SIP"), initially with 625,000 shares of Common Stock available to be issued.  At the Annual Stockholder meeting on September 22, 2011, the Company's stockholders voted to approve an increase to the shares of Common Stock issuable under the SIP by 125,000 to 750,000.  Under the terms of the SIP, the Compensation Committee of the Company's Board has the discretion to select the persons to whom awards are to be granted and the number of shares of common stock to be covered by each grant. Awards can be incentive stock options, restricted stock and/or restricted stock units. The awards become vested at such times and under such conditions as determined by the Compensation Committee.  As of September 30, 2013, there were 144,220 options exercised, 562,648 options outstanding and 43,132 options or shares still available to be issued under the SIP.

The weighted average estimated fair value, at their respective dates of grant, of stock options granted in the three- and nine-month periods ended September 30, 2013 and 2012 was $5.39 and $3.26 per share, respectively.  The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is based upon the historical volatility of our stock. The expected term is based on historical information.

The assumptions made in calculating the fair values of options granted during the periods indicated are as follows (no options issued in the three months ended September 30, 2013):

	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Expected term (in years)	n/a	4	3	4 - 5
Expected volatility	n/a	99.60% - 99.90%	93.80% - 101.30%	99.60% - 115.77%
Expected dividend yield	n/a	0%	0%	0%
Risk-free interest rate	n/a	0.33% - 0.37%	0.34% - 0.40%	0.33% - 0.37%

The Company's results for the three-month periods ended September 30, 2013 and 2012 include share-based compensation expense totaling $62,000 and $59,000, respectively.  Such amounts have been included in the Condensed Consolidated Statements of Operations within cost of goods sold ($14,000 and $10,000, respectively), research and development ($22,000 and $8,000, respectively) and selling, general and administrative expenses ($26,000 and $41,000, respectively).    The results for the nine-month periods ended September 30, 2013 and 2012 include share-based compensation expense totaling $284,000 and $236,000, respectively.  Such amounts have been included in the Condensed Consolidated Statements of Operations within cost of goods sold ($70,000 and $30,000, respectively), research and development ($84,000 and $65,000, respectively) and selling, general and administrative expenses ($130,000 and $141,000, respectively).  The income tax benefit has been recognized in the statement of operations for share-based compensation arrangements.

Stock option compensation expense for the three and nine-month periods ended September 30, 2013 and 2012 is based on the estimated fair value, at the date of issuance, of options outstanding, which is being amortized on a straight-line basis over the requisite service period for each vesting portion of the award, except for those that vested immediately and for which the estimated fair value was expensed immediately.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

The following table provides stock option activity for the nine months ended September 30, 2013:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	731,646	$2.23	2.19 years	$3,460,686

Granted	51,360	5.39
Exercised	(117,380)	1.53
Forfeited/expired/cancelled	(9,228)	3.99
Outstanding at September 30, 2013	656,398	$2.57	1.90 years	$705,000

Exercisable at September 30, 2013	504,022	$2.04	1.41 years	$807,500

As of September 30, 2013, there was $220,000 of net unrecognized compensation cost related to stock options that have not vested, which is expected to be recognized over a weighted average period of approximately 1.89 years.  The total fair value of stock options vested during the nine-month periods ended September 30, 2013 and 2012 was approximately $39,000 and $245,000, respectively.

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

The Company produces only one group of similar products known collectively as "rapid medical tests". Management believes that it operates in a single business segment. Net product sales by geographic area are as follows:

	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Africa	$1,030,108	$594,738	$2,887,328	$2,115,307
Asia	32,011	374,845	82,229	641,326
Europe	5,540	4,298	82,869	37,629
North America	2,199,090	1,235,074	7,484,668	6,501,210
South America	5,777,965	2,536,139	9,882,501	7,623,964
	$9,044,714	$4,745,094	$20,419,595	$16,919,436

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

g)	Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consist of:

	September 30, 2013	December 31, 2012
Accounts payable – suppliers	$1,628,737	$1,686,431
Accrued commissions	173,110	238,150
Accrued royalties / license fees	976,421	583,923
Accrued payroll	226,220	262,439
Accrued vacation	223,412	181,636
Accrued bonuses	422,225	155,663
Accrued expenses – other	284,911	195,681
TOTAL	$3,935,036	$3,303,923

NOTE	3 — COLLABORATIVE RESEARCH AND DEVELOPMENT ARRANGEMENTS:

a)	National Institutes of Health (NIH) Grant:
In June 2009, the Company received a $2.8 million, three-year grant from the United States National Institutes of Health to complete development of a test for Leptospirosis.  Grants are invoiced after expenses are incurred.   The Company earned $- and $367,000 for the nine-month periods ended September 30, 2013 and 2012, respectively from this grant. The Company earned an aggregate of $2,800,000 from this grant from inception through September 30, 2013, of which $897,000 was paid to sub-contractors.

In March 2011, the Company received a $2.9 million, three-year grant from the United States National Institutes of Health to complete development of a test for Tuberculosis.  Grants are invoiced after expenses are incurred.  The Company earned $470,000 and $487,000 for the nine-month periods ended September 30, 2013 and 2012, respectively from this grant. The Company earned $2,153,000 from this grant from inception through September 30, 2013 of which $651,000 was paid to sub-contractors.

b)	Battelle/CDC DPP® Influenza Immunity Test:
In July 2012, the Company entered into a follow-on, milestone-based development agreement of up to $480,000 based on Chembio's previous successful initial development of a multiplex rapid point-of-care ("POC") influenza immunity test utilizing its patented Dual Path Platform (DPP®) technology. The agreement was modified in April 2013, increasing the agreement to $953,000.   The agreement contemplates a period of approximately nine months in which the follow-on development activity is to be completed.  The Company earned $316,000 and 18,000 for the nine-month periods ended September 30, 2013 and 2012, respectively from this agreement. The Company earned $594,000 from this grant from inception through September 30, 2013.

c)	Cooperative research agreement with a U.S. government agency:
In May 2013, the Company was awarded a cooperative research agreement with a  U.S. government agency for up to $753,000 for an eight month development project to develop rapid POC diagnostic tests for five infectious diseases associated with febrile illness.  The Company earned $470,000 for the nine-month period ended September 30, 2013 from this agreement.  The Company earned $470,000 from this grant from inception through September 30, 2013.

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
SEPTEMBER 30, 2013
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

The Company currently maintains its operating, payroll, and primary cash accounts at HSBC.   As of September 30, 2013, nothing had been drawn down on the Demand Note.

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

Separation and Distribution of Rights.  The Rights will be evidenced by the certificates for shares of Common Stock registered in the names of the holders thereof, and not by separate rights certificates until the earlier to occur of (i) the close of business on the tenth business day following a public announcement that an Acquiring Person (as defined in the Rights Agreement) acquired a Combined Ownership (as defined in the Rights Agreement) of 15 % or more of the outstanding shares of the Common Stock (the "Shares Acquisition Date") or (ii) the later of (A) the close of business on the tenth business day (or such later date as may be determined by action of the Board of Directors prior to such time as any person or group of affiliated or associated persons becomes an Acquiring Person) after the date that a tender or exchange offer or intention to commence a tender or exchange offer by any person is first published, announced, sent or given within the meaning of Rule 14d-4(A) under the Securities Exchange Act of 1934, as amended, the consummation of which would result in any person having Combined Ownership of 15 % or more of the outstanding shares of the Common Stock, or (B) if such a tender or exchange offer has been published, announced, sent or given before the date of the Rights Agreement, then the close of business on the tenth business day after the date the Rights Agreement was entered into (or such later date as may be determined by action of the Board of Directors prior to such time as any person becomes an Acquiring Person); (the earlier of such dates referred to in (i) and (ii), which date may include any such date that is after the date of the Rights Agreement but prior to the issuance of the Rights, being called the "Distribution Date").

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

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

The Company closed on an underwritten public offering of 1,200,000 shares of its common stock at $5.00 per share on April 3, 2013.  The net proceeds of the offering, after deducting the underwriters' discounts and other offering expenses payable by the Company, was approximately $5,401,000.  The Company intends to use the net proceeds for business expansion and working capital.

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

As of September 30, 2013, the Company had no warrants outstanding to purchase shares of common stock.
NOTE                  7 — COMMITMENTS, CONTINGENCIES, AND CONCENTRATIONS:

a)	Economic Dependency:

The following table discloses product sales the Company had to each customer that purchased in excess of 10% of the Company's net product sales for the periods indicated:
	For the three months ended				For the nine months ended				Accounts Receivable as of
	September 30, 2013		September 30, 2012		September 30, 2013		September 30, 2012		September 30, 2013	September 30, 2012
	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales
Customer 1	$2,167,999	24	$1,187,124	25	$7,063,682	35	$5,780,030	34	$843,554	$648,084
Customer 2	1,887,166	21	2,522,405	53	3,756,262	33	7,241,430	44	715,310	1,326,098
Customer 3	3,866,894	43	*	*	5,924,900	18	*	*	2,365,950	*
(*) Product sales did not exceed 10 % for the period indicated.

Note that sales include product sales only while accounts receivable reflects the total due from the customer, which includes freight.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(UNAUDITED)

The following table discloses purchases the Company made from each vendor that sold to the Company in excess of 10% of the Company's total purchases for the periods indicated:

	For the three months ended				For the nine months ended				Accounts Payable as of
	September 30, 2013		September 30, 2012		September 30, 2013		September 30, 2012		September 30, 2013	September 30, 2012
	Purchases	% of Purc.	Purchases	% of Purc.	Purchases	% of Purc.	Purchases	% of Purc.
Vendor 1	$299,648	12	$204,607	15	$675,765	8	$613,287	14	$95,170	$89,710
Vendor 2	275,539	11	211,020	16	840,923	10	589,224	13	57,555	60,073
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
The Company has employment contracts with three key employees. The contracts call for salaries presently aggregating $840,000 per year. The Klugewicz contract expires in May 2015, the Esfandiari contract expires in March 2016 and the Siebert employment contract expires in May 2014. In connection with the contract that expires in May 2015, the Company issued, in May 2013, 5,000 options to purchase common stock, with one-half vesting on each of the first and second anniversaries of the grant.  In connection with the contract that expires in March 2016, the Company issued, in March 2013, 30,000 options to purchase common stock, with one-third vesting on each of the first, second and third anniversaries of the grant.

NOTE                  8 — INCOME TAXES:

The Company's interim provision for income taxes is measured using an estimated annual effective tax rate of 35.1 % based on the 2012 statements.  As per IRS rules, only 90 % of the taxable income can be offset by NOLs, and therefore 10 % of the tax rate equal to 3.5%, or $39,800, was added to accrued expenses as an estimate of the amount to be owed, the full rate of 35.1%, or $398,000, was expensed, and the balance of 31.6%, or $358,200, reduced the carrying value of the deferred tax asset for the nine months ended September 30, 2013.

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

All of the Company's future products that are currently being developed are based on its patented Dual Path Platform (DPP®), which is a unique diagnostic point-of-care platform that has certain advantages over lateral flow technology.  The Company has completed development of several products that employ the DPP® technology, three of which are or will be marketed under Chembio's label (DPP® HIV 1/2 Assay, DPP® Syphilis Screen & Confirm, and DPP® HIV 1/2 –Syphilis Assay) and several others that have been developed specifically related to private label agreements with The Oswaldo Cruz Foundation ("FIOCRUZ") for the Brazilian public health market, as explained below.

All of the Company's products other than its lateral flow tests are based on the Company's patented Dual Path Platform (DPP®) technology.  The Company has had very active research and development programs and has significantly increased its spending on research and development during the last three years. Third-party funding from research and development contracts and grants have offset a significant portion of these increased research and development expenses.  The principal product development activities are described below.

DPP® HIV Multiplex Antigen-Antibody Test - Development work continues on a DPP® HIV multiplex test that is being designed to detect acute (early stage) HIV infection by means of detecting P24 antigen, as well as antibodies, to HIV1/2, in whole blood samples. Recently the FDA approved the first point-of-care test that claims to detect acute HIV infection, and there are also two FDA- approved laboratory tests with such claims.  The point-of-care test approved by the FDA, manufactured in Israel by a subsidiary of Alere, is called Determine® HIV Ag/Ab Combo.  This test, which Alere has reported is now undergoing CLIA waiver studies, claims earlier detection due to the ability to detect unbound p24 antigen. We believe that our development of such a test, combined with our patented DPP® point-of-care platform may better help identify HIV infections that cannot be identified by any of the currently FDA-approved rapid HIV tests, including the new Alere Determine test.  Such a test can better serve an unmet market need, and help to maintain and potentially grow the already strong position Chembio's products have in the U.S. rapid HIV test market.

Given the recent developments with the Alere product we are reassessing our design plan and timetable.

DPP® Hepatitis-C (HCV) – Development work on our DPP® HCV point-of-care rapid test continues.   Our development activity has been focused on creating a differentiated product that is at least capable of identifying antibody response in a more comprehensive manner than the currently available point-of-care test is able to do, and to also, in parallel, engage in efforts to differentiate those patients that are antibody positive from those that have an active infection, as up to 30% of patients that are HCV antibody-positive don't have an active infection.

In July 2012,  the U.S. Centers for Disease Control finalized the  recommendations for testing all individuals in the United States born between the years of 1945 and 1965 for HCV, which age cohort represents a substantial portion of the estimated over three million individuals in the United States that are infected with HCV infection, but unaware of their status. With a number of new anti-retroviral therapies approved, and even more anticipated pending approval in the years ahead by the FDA, we believe that over time, these new recommendations will be implemented.  In fact, in May the United States Preventive Services Task Force revised its November 2012 recommendations to endorse the CDC recommendations by giving both hepatitis-C (HCV) screening for at-risk individuals and age-cohort screening a 'B' grade; under the Affordable Care Act, preventive services that have received an 'A' or 'B' grade from the USPSTF must be covered by insurance policies without cost-sharing, and be part of the essential health benefits for those individuals eligible for Medicare.

We plan to complete development activities of the antibody detection assay in mid-2014, and to begin activities to commercialize product, including regulatory submission, in the US by the end of 2015 or early 2016.

International Distribution & Manufacturing Agreements –

Labtest
During the second quarter the Company entered into an international assembly and distribution agreement with Labtest Diagnostica SA (Labtest), a leading diagnostics manufacturer and marketing organization based in Brazil, for products based upon Chembio's patented Dual Path Platform (DPP ®) in Brazil and potentially other markets outside the U.S.
Pursuant to the agreement, Chembio will manufacture and sell certain specialized test components to Labtest and also will receive a royalty based on sales by Labtest of DPP ® products. Labtest will produce certain reagents and perform assembly and packaging operations in a dedicated space at Labtest's manufacturing facilities near Belo Horizonte, Brazil.  Chembio will provide Labtest with the training necessary to perform the operations specific to the DPP ® products. Labtest will also have responsibility for marketing, promotion and distribution of the products in Brazil.
All products will be marketed under brand names that will include Chembio's DPP ® trademark together with trade names selected by Labtest, and each test kit will state that Chembio Diagnostic Systems, Inc. is the licensor of the DPP ® trademark and technology. The products selected for inclusion in this agreement will address both private as well as public health markets, and will enable Chembio to participate in significant market opportunities in Brazil. This agreement addresses market opportunities that are independent of those addressed by Chembio's ongoing collaboration with the Oswaldo Cruz Foundation.
Labtest expects to have the assembly equipment in place during the fourth quarter so that they can  begin product registration activities for an initial group of infectious disease products with sales expected to commence during 2014. The agreement contemplates additional products and territories to be added by mutual agreement. In addition, the agreement offers the possibility for Labtest to assemble products for other global Chembio customers as a contract manufacturer.

Sponsored Research & Development

Multiplex Influenza Immunity Test –

During the second quarter we reported that the Company had entered into a follow-on, milestone-based development agreement with the private contracting organization that is engaged to enter into, implement and provide technical oversight of agreements relating to pandemic influenza preparedness on behalf of its client, the United States Centers for Disease Control and Prevention (CDC), for a multiplex, rapid, POC influenza immunity test utilizing Chembio's patented Dual Path Platform (DPP ® ) technology. The follow-on agreement is for up to approximately $472,000 and is expected to progress through to mid to late January 2014.

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

DPP® Febrile Illness Multiplex test – During the second quarter we entered into a cooperative research project agreement with a U.S. government agency for up to $750,000 for an eight-month development project.  The project is to develop a rapid POC diagnostic test for five infectious diseases associated with febrile illness and to multiplex them into one assay. The project also contemplates that the test would be optimized for use with a mobile reader that incorporates cell phone technology to enable the results to be recorded, transmitted and monitored remotely via a cloud system, in real-time. This research project supports our efforts in developing multiplex products using our proprietary DPP ® technology. Our DPP ® technology, when combined with the mobile reader being used in the project, will enable real time data collection and monitoring capabilities. As these infectious diseases can all exhibit similar clinical symptoms, a rapid multiplex test that could distinguish them would be very useful, particularly in field conditions, so that correct diagnosis and treatment could be provided on a timely basis. We are on track to complete R&D activities for this project by early November as anticipated.  The U.S. government agency that this test was developed for will receive approximately 2000 tests for initial evaluation, followed by an additional 10,000 for clinical trials.  Chembio has an opportunity to explore commercial opportunities outside the scope of the government agreement.

DPP® Tuberculosis – In February 2011, we were awarded a three-year, $2.9 million, Small Business Innovative Research (SBIR) Phase II grant from the United States National Institutes of Health (NIH) to continue our successful Phase I grant work to develop a simple, rapid, accurate, and cost-effective serological test for active tuberculosis that can be utilized in resource-limited settings.  During 2012, several additional antigens were identified to enhance antibody detection by the DPP® test prototype designed in our Phase I studies. Antigen reagents have been finalized and test prototype evaluation using well-characterized clinical specimens is in progress. Funding for the third and final year of this Phase II grant was confirmed with a reduction of approximately 1%.

Chembio's work to finalize DPP assay design using various fusion proteins has been completed and production of an evaluation lot is in progress; these tests will be used for verification studies, internal and external evaluations at the selected collaborative sites (see below), QC protocol validation, and accelerated stability study. The target sensitivity is 80% and specificity is 95%.   Study sites for external evaluations of DPP assay include Bangladesh, Brazil, China, Haiti, Peru, Venezuela, and South Africa.  The grant is expected to be completed by early July 2014.

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

In general, we are considering certain new DPP® product opportunities, either as OEM development projects and/or as Chembio-branded products.  These products are being identified based upon our assessment of opportunities in the market and upon whether they can be addressed with our proprietary technology, along with our development and manufacturing capabilities and experience. We are also identifying and assessing additional technologies that we believe can enhance or expand our current product portfolio, and thereby provide additional revenue streams, although there is no assurance that we will be able to obtain or utilize any of them profitably.

Regulatory Activities

CE Mark for FDA-approved HIV tests – The Company's SURE CHECK® HIV 1/2 Assay has received CE Mark approval from European regulators and is therefore now cleared for commercialization within the European Union (EU) for rapid, point-of-care detection of HIV. Chembio is currently working with commercialization partners in Europe.  We expect that our HIV 1/2 STAT PAK® lateral flow HIV test will receive the CE mark during the fourth quarter.  We anticipated that the DPP® HIV 1/2 test will receive CE Mark approval in early 2014.

FDA Approval for DPP® HIV 1/2 Screening Assay for Use with oral fluid or blood samples – We received FDA approval of our Pre-Marketing Application (PMA) for this product on December 19, 2012 as we previously announced. We are now working towards a CLIA waiver.  As of November 1, 2013, approximately 95% of the enrollment criteria had been completed for all sample matrices. The CLIA waiver will be   submitted by mid-November and the CLIA waiver grant is now expected to be received in the first quarter of 2014.

DPP® HIV-Syphilis –   We have developed this product for international and US marketing. For the international market, the product has been registered in Mexico.  We have submitted this product both for evaluation by the CDC, acting on behalf of the United States Agency of International Development, and the WHO, which has accepted this product to be evaluated for pre-qualification in its global procurement scheme.

The FDA review timeline for this product, which we originally anticipated would be in mid-2014, has now been shifted to late 2014, with CLIA waiver now anticipated in early 2015.  This development is due to this product being characterized by FDA as a PMA, not a 510(K), as the syphilis component performance will be compared to actual patient infection status, as compared to a predicate device allowed in 510(K).  This change will be more time consuming due to the increased statutory review time, and potentially more costly.  We plan to submit the PMA application for this product by the end of 2013 and therefore a PMA decision by the end of 2014.  We would submit a CLIA waiver application upon receipt of the approved PMA.

DPP® Syphilis Screen & Confirm - In late February we received a response from the FDA that will enable us to pursue the regulatory pathway that we outlined in our submission.  While we confirmed our intended study approach with the FDA, we have encountered problems with the supply of one of the key raw materials used in this test.  Although progress toward a resolution of this had been made since we reported this in August, until we are able to fully resolve those problems, this project is on hold.

There can be no assurance that any of the aforementioned Research & Development  and/or Regulatory products or activities will result in any product approvals or commercialization, or that any of the existing research and development activities, or any new potential development programs or collaborations will materialize or that they will meet regulatory or any other technical requirements and specifications, and/or that if continued, will result in completed products, or that such products, if they are successfully completed, can or will be successfully commercialized.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AS COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2012

Income:

For the three months ended September 30, 2013, income before income taxes was $1,076,000 compared to loss before taxes of ($486,000) for the three months ended September 30, 2012.  Net loss for the 2012 period was ($292,000) as compared to a net income of $717,000 for 2013.  The increase in net income is primarily attributable to a increased product sales.  In the three months ended 2013, as a result of a 90.6% increase in net product sales and a 118% increase in non-product revenues along with a 69.6% increase in cost of products sold, the Company had a $2,327,000, or 134.6%, increase in its gross margin, to $4,056,000.  This increased gross margin along with the increased operating expenses, the most significant of which was an increase in clinical trial expenses of $397,000, accounted for most of the change from a net loss to a net income.

Revenues:

Selected Product Categories:	For the three months ended
	September 30, 2013	September 30, 2012	$ Change	% Change

Lateral Flow HIV Tests and Components	$7,018,407	$2,179,238	$4,839,169	222.06%
DPP Tests and Components	1,879,866	2,531,725	(651,859)	-25.75%
Other	146,441	34,131	112,310	329.06%
Net Product Sales	9,044,714	4,745,094	4,299,620	90.61%
License and royalty revenue	898	-	898	100.00%
R&D, milestone and grant revenue	572,027	262,292	309,735	118.09%
Total Revenues	$9,617,639	$5,007,386	$4,610,253	92.07%

Revenues for our lateral flow HIV tests and related components during the three months ended September 30, 2013 increased by approximately $4,839,000 from the same period in 2012.  This was attributable to increased sales to South America, excluding Brazil, of approximately $3,902,000, increased sales to Africa of $435,000, and increased sales to Alere from $1,187,000 during the three months ended September 30, 2012 to $2,168,000 during the three months ended September 30, 2013, these increases were partially offset by decreased sales to Asia of $343,000.  Revenues for our DPP® products during the three months ended September 30, 2013 decreased by approximately $652,000 over the same period in 2012, a decrease of 26%, which is attributable to a reduction in sales to the Oswald Cruz Foundation.  The increase in R&D, milestone and grant revenue was due to revenue from certain development projects granted in the fourth quarter of 2012. R&D revenues include funds, recognized on an "as expenses are incurred" basis, from a Phase II NIH grant for Leptospirosis, which was effective as of June 1, 2009, and from a Phase II grant for Tuberculosis which was effective March 1, 2011 as well as a development contract with Battelle entered into in the fourth quarter of 2012.
Gross Margin:
	For the three months ended
Gross Margin related to Net Product Sales:	September 30, 2013	September 30, 2012	$ Change	% Change

Gross Margin per Statement of Operations	$4,056,186	$1,728,915	$2,327,271	134.61%
Less: R&D, milestone, grant, license and royalty revenues	572,925	262,292	310,633	118.43%
Gross Margin from Net Product Sales	$3,483,261	$1,466,623	$2,016,639	137.50%
Product Gross Margin %	38.51%	30.91%

The gross margin dollar increase of $2,327,000 included a $2,017,000 increase in gross margin from product sales and a $311,000 increase in non-product revenues. The increase in product gross margin dollars is primarily attributable to the higher product sales compared to the 2012 period which resulted in $1,329,000 (this is calculated by taking the increase in sales times the gross margin percentage from 2012). The 7.6% increase in our product gross margin percentage, from 30.9% in 2012 to 38.5% in 2013, accounted for the $688,000 balance, and was primarily due to decreased costs in products overhead application, together with a change in the product sales mix.  The higher volume of product sales allowed the relatively fixed overhead, items such as rent, supervision, etc., to be spread over a greater number of products, thereby reducing their allocated cost. Partially offsetting these decreased costs was an increase in our scrap expenses due to issues related to vendor materials and to the increased volume of product produced in the quarter.

Research and Development:
Research and development expenses include costs incurred for product development, regulatory approvals, clinical trials, and product evaluations.
Selected expense lines:	For the three months ended
	September 30, 2013	September 30, 2012	$ Change	% Change
Clinical and Regulatory Affairs:
Wages and related costs	$103,164	$101,288	$1,876	1.85%
Consulting	4,331	11,866	(7,535)	-63.50%
Stock-based compensation	2,425	5,029	(2,604)	-51.78%
Clinical trials	505,202	107,865	397,337	368.37%
Other	31,393	13,645	17,748	130.07%
Total Regulatory	646,515	239,693	406,822	169.73%

R&D Other than Regulatory:
Wages and related costs	581,663	487,093	94,570	19.42%
Consulting	46,642	59,887	(13,245)	-22.12%
Stock-based compensation	19,206	3,080	16,126	523.57%
Materials and supplies	217,772	132,103	85,669	64.85%
Other	90,499	83,789	6,710	8.01%
Total other than Regulatory	955,782	765,952	189,830	24.78%

Total Research and Development	$1,602,297	$1,005,645	$596,652	59.33%

Expenses for Clinical & Regulatory Affairs for the three months ended September 30, 2013 increased by $407,000 as compared to the same period in 2012. This was primarily due to an increase of $397,000 in clinical trial expenses which are mostly associated with CLIA waiver studies for our DPP® HIV 1/2 Assay.

R&D expenses other than Clinical & Regulatory Affairs increased by $190,000 in the three months ended September 30, 2013, as compared with the same period in 2012.  The increases were primarily related to an increase in wages and related costs and in material and supplies to support our sponsored research and internal development programs.
Selling, General and Administrative Expenses:

Selected expense lines:	For the three months ended
	September 30, 2013	September 30, 2012	$ Change	% Change

Wages and related costs	$500,768	$392,532	$108,236	27.57%
Consulting	77,562	91,841	(14,279)	-15.55%
Commissions	265,262	302,847	(37,585)	-12.41%
Stock-based compensation	40,217	40,901	(684)	-1.67%
Marketing materials	33,623	11,214	22,409	199.83%
Investor relations/investment bankers	50,782	71,953	(21,171)	-29.42%
Legal, accounting and compliance	151,758	118,769	32,989	27.78%
Travel, entertainment and trade shows	33,724	42,400	(8,676)	-20.46%
Bad debt allowance (recovery)	-	-	-	100.00%
Other	226,149	135,926	90,223	66.38%
Total S, G &A	$1,379,845	$1,208,383	$171,462	14.19%

Selling, general and administrative expenses for the three months ended September 30, 2013, increased by $171,000 as compared with the same period in 2012, a 14% increase.  Significant increases in wages and related costs, marketing materials, professional fees and the Medical Device Tax (reflected in Other above) were partially offset by  a $38,000 decrease in commissions due to decreased sales to Brazil, along with a decrease in investor relations/investment bankers of $21,000 .

Other Income and (Expense):

	For the three months ended
	September 30, 2013	September 30, 2012	$ Change	% Change

Other income (expense)	$-	$-	$-	100.00%
Interest income	1,477	2,269	(792)	-34.91%
Interest expense	-	(2,815)	2,815	-100.00%
Total Other Income and (Expense)	$1,477	$(546)	$2,023	-370.35%

Other income for the three months ended September 30, 2013 increased approximately $2,000, to an income of $1,000 from an expense of $1,000 in the same period in 2012, primarily as a result of a decrease in interest expense due on the term loan with HSBC.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AS COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2012

Income:

Income before income taxes for the nine months ended September 30, 2013 increased to $1,192,000 from $745,000 for the nine months ended September 30, 2012.  Net income increased from $450,000 for 2012 to $793,000 for 2013.  The increase is primarily attributable to an increase in net product sales.  In 2013, as a result of a 20.7% increase in net product sales and a 54% increase in non-product revenues, along with a 25% increase in cost of products sold, the Company had a $1,399,000, or 18%, increase in its gross margin, to $9,031,000.  This increased gross margin, offset by increased operating expenses, accounted for most of the increase in net income.

Revenues:
Selected Product Categories:	For the nine months ended
	September 30, 2013	September 30, 2012	$ Change	% Change

Lateral Flow HIV Tests and Components	$16,113,622	$9,106,830	$7,006,792	76.94%
DPP Tests and Components	3,717,517	7,183,925	(3,466,408)	-48.25%
Other	588,456	628,681	(40,225)	-6.40%
Net Product Sales	20,419,595	16,919,436	3,500,159	20.69%
License and royalty revenue	898	-	898	100.00%
R&D, milestone and grant revenue	1,268,821	825,093	443,728	53.78%
Total Revenues	$21,689,314	$17,744,529	$3,944,785	22.23%

Revenues for our lateral flow HIV tests and related components during the nine months ended September 30, 2013 increased by approximately $7,007,000 from the same period in 2012.  This was attributable to increased sales to South America, excluding Brazil, of $5,744,000, sales to Africa of $772,000 and increased sales to Alere from $5,780,000 during the nine months ended September 30, 2012 to $7,064,000 during the nine months ended September 30, 2013.  These increases were partially offset by decreased sales to Asia of $559,000.  Revenues for our DPP® products during the nine months ended September 30, 2013 decreased by approximately $3,466,000 over the same period in 2012, a decrease of 48%, which decrease is attributable to a reduction in sales to the Oswaldo Cruz Foundation.  The increase in R&D, milestone and grant revenue was due to revenue from certain development projects granted in the fourth quarter of 2012. R&D revenues include funds, recognized on an "as expenses are incurred" basis, from a Phase II NIH grant for Leptospirosis, which was effective as of June 1, 2009, and from a Phase II grant for Tuberculosis which was effective March 1, 2011, as well as a development contract with Battelle entered into in the fourth quarter of 2012.

Gross Margin:
Gross Margin related to Net Product Sales:	For the nine months ended
	September 30, 2013	September 30, 2012	$ Change	% Change

Gross Margin per Statement of Operations	$9,031,251	$7,632,402	$1,398,849	18.33%
Less: R&D, milestone, grant, license and royalty revenues	1,269,719	825,093	444,626	53.89%
Gross Margin from Net Product Sales	$7,761,532	$6,807,309	$954,223	14.02%
Product Gross Margin %	38.01%	40.23%

The gross margin dollar increase of $1,399,000 included a $954,000 increase in gross margin from product sales and a $445,000 increase in non-product revenues. The 2.2% decrease in our product gross margin percentage, from 40.2% in 2012 to 38.0% in 2013, was primarily due to increased royalty costs of approximately 2%.  The increase in royalty expense is primarily due to the greater sales of lateral flow products in 2013 as compared with 2012 wherein we had increased sales to Brazil, which carries little or no royalty burden compared to our lateral flow products.
Research and Development:
Research and development expenses include costs incurred for product development, regulatory approvals, clinical trials, and product evaluations.
Selected expense lines:	For the nine months ended
	September 30, 2013	September 30, 2012	$ Change	% Change
Clinical and Regulatory Affairs:
Wages and related costs	$317,120	$350,969	$(33,849)	-9.64%
Consulting	29,520	21,196	8,324	39.27%
Stock-based compensation	17,057	25,722	(8,665)	-33.69%
Clinical trials	1,024,746	663,399	361,347	54.47%
Other	59,937	46,363	13,574	29.28%
Total Regulatory	1,448,380	1,107,649	340,731	30.76%

R&D Other than Regulatory:
Wages and related costs	1,628,247	1,426,588	201,659	14.14%
Consulting	98,806	108,249	(9,443)	-8.72%
Stock-based compensation	66,847	39,326	27,521	69.98%
Materials and supplies	650,668	448,616	202,052	45.04%
Other	255,253	233,391	21,862	9.37%
Total other than Regulatory	2,699,821	2,256,170	443,651	19.66%

Total Research and Development	$4,148,201	$3,363,819	$784,382	23.32%
Expenses for Clinical & Regulatory Affairs for the nine months ended September 30, 2013 increased by $341,000 as compared to the same period in 2012. This was primarily due to the increase of $361,000 in clinical trial expenses for our DPP® HIV 1/2 Assay CLIA studies.

R&D expenses other than Clinical & Regulatory Affairs increased by $444,000 in the nine months ended September 30, 2013, as compared with the same period in 2012, and were primarily related to an increase in wages and related costs, and in material and supplies, as well as an increase in stock-based compensation.

Selling, General and Administrative Expenses:
Selected expense lines:	For the nine months ended
	September 30, 2013	September 30, 2012	$ Change	% Change

Wages and related costs	$1,394,343	$1,107,368	$286,975	25.92%
Consulting	183,823	260,843	(77,020)	-29.53%
Commissions	517,172	868,086	(350,914)	-40.42%
Stock-based compensation	143,750	141,022	2,728	1.93%
Marketing materials	62,879	37,382	25,497	68.21%
Investor relations/investment bankers	164,668	192,232	(27,564)	-14.34%
Legal, accounting and compliance	465,402	410,469	54,933	13.38%
Travel, entertainment and trade shows	131,029	106,689	24,340	22.81%
Bad debt allowance (recovery)	(33,450)	-	(33,450)	100.00%
Other	672,566	397,461	275,105	69.22%
Total S, G &A	$3,702,181	$3,521,552	$180,629	5.13%

Selling, general and administrative expenses for the nine months ended September 30, 2013, increased by $181,000 as compared with the same period in 2012.  The primary factor of this increase was a $287,000 increase in wages and related expenses, $85,000 in severance agreements and a new Medical Device tax of $64,000, along with other increases.  These increases were partially offset by decreases in commissions due to decreased sales to Brazil, consulting, bad debt allowance and other decreases.

Other Income and (Expense):
	For the nine months ended
	September 30, 2013	September 30, 2012	$ Change	% Change

Other income (expense)	$7,500	$-	$7,500	100.00%
Interest income	3,712	5,386	(1,674)	-31.08%
Interest expense	(335)	(7,573)	7,238	-95.58%
Total Other Income and (Expense)	$10,877	$(2,187)	$13,064	-597.35%

Other income for the nine months ended September 30, 2013 increased approximately $13,000 from an expense of $2,000 in the same period in 2012, primarily as a result of a gain on the sale of fixed assets and a decrease in interest expense due on the term loan with HSBC.
Income tax (benefit) provision:
For the nine months ended September 30, 2013 the Company charged $399,000 to income tax expense and reduced its deferred tax assets by $359,000.  The Company maintains a full valuation allowance on research and development tax credits.

MATERIAL CHANGES IN FINANCIAL CONDITION

Selected Changes in Financial Condition	As of
	September 30, 2013	December 31, 2012	$ Change	% Change
Cash and cash equivalents	$8,045,805	$2,951,859	$5,093,946	172.57%
Accounts receivable, net of allowance for doubtful accounts of $24,000 and $58,000 at September 30, 2013 and December 31, 2012, respectively	5,505,215	4,821,357	683,858	14.18%
Inventories	3,747,181	2,488,071	1,259,110	50.61%
Fixed assets, net of accumulated depreciation	1,822,746	1,427,646	395,100	27.67%
Deferred tax asset, net of valuation allowance	3,874,148	4,233,194	(359,046)	-8.48%
Accounts payable and accrued liabilities	3,935,036	3,303,923	631,113	19.10%

Cash increased by $5,094,000 from December 31, 2012, primarily due to the common stock funding completed in April 2013 which added $5,409,000.  Excluding the financing, the cash decreased by $315,000.  In addition there were increases in accounts receivable, net of allowance, of $684,000, inventories of $1,259,000, fixed assets of $395,000 and accounts payable and accrued expenses of $631,000. We experienced  a decreases in deferred taxes of $359,000.
The increase in accounts receivable was primarily attributable to a larger amount of credit sales at the end of September of 2013 versus December of 2012.  The increase in inventories is due to production for orders received to be shipped in the fourth quarter of 2013, which partially explains the increase in accounts payable and other accrued expenses.  The increase in fixed assets is due in part to delivery of equipment for which we had made deposits, this equipment included vial filling equipment, a reel-to-reel printer for R&D, some leasehold improvements, and other pieces of equipment.  Deferred tax asset decrease is related to the provision for income tax expense.
LIQUIDITY AND CAPITAL RESOURCES
	For the nine months ended
	September 30, 2013	September 30, 2012	$ Change	% Change

Net cash provided by operating activities	$583,808	$951,742	$(367,934)	-38.66%
Net cash used in investing activities	(796,274)	(715,195)	(81,079)	11.34%
Net cash provided by financing activities	5,306,412	43,064	5,263,348	12222.15%
INCREASE IN CASH AND CASH EQUIVALENTS	$5,093,946	$279,611	$4,814,335	1721.80%

The Company's cash increased by $5,094,000 from December 31, 2012, primarily due to the common stock funding completed in April 2013 which added $5,409,000 and was partially offset by other uses of cash from financing activities, compared to an increase in cash of $280,000 in the 2012 period.
The cash provided from operations in 2013 was $584,000, primarily due to net income plus non-cash items of $1,848,000 and an increase of $631,000 in accounts payable and other accrued liabilities which were partially offset by an increase in accounts receivable of $650,000  and an increase of $1,259,000 in inventory.  Net income plus non-cash items includes net income of $793,000, plus $446,000 in depreciation and amortization, $284,000 in share-based compensation, $359,000 in provision for deferred taxes and a reduction for the change in the provision for doubtful accounts of $34,000.  The use of cash from investing activities is primarily the purchase of fixed assets.
The increase in cash from operations in 2012 was $952,000, primarily due to net income net of non-cash items of $1,361,000 a reduction in accounts receivable of $431,000 and other items aggregating $1,000, which were partially offset by a decrease of $103,000 in accounts payable and accrued liabilities, and an increase of $738,000 in inventory.  Net income net of non-cash items includes net income of $450,000, $405,000 in depreciation and amortization, $241,000 in share-based compensation, $265,000 in provision for deferred taxes.  The use of cash from investing activities is primarily the purchase of fixed assets.
Fixed Asset Commitments
As of September 30, 2013, the Company had paid deposits on various pieces of equipment aggregating $225,000, which is reflected in deposits on manufacturing equipment on the balance sheet.  The Company has no further commits for additional equipment purchase obligations.

RECENT DEVELOPMENTS AND CHEMBIO'S PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

Our record revenues and operating income were achieved primarily due to the large $5.3 million order we received during the second quarter, of which we shipped $.78 million in the second quarter and $3.87 million in the third quarter.  The balance of the shipment of this order took place in October.  As a result of this order and other ongoing revenues, we have increased our year-to-date revenues by over 20%, and our lateral flow HIV test sales by 77%, each as compared with the nine month period in 2012.
We have also more than offset the 48% decrease in our sales of DPP tests as compared with the nine-month period in 2012.  That decrease has occurred due to the fact, as previously reported, that the  scale-up of the Ministry of Health programs in Brazil that use the products we supply through our agreements with the Oswaldo Cruz Foundation of Brazil (FIOCRUZ) has occurred more slowly than the Ministry of Health had previously anticipated.  We have shipped $3.8 million to FIOCRUZ through the first nine months of this year versus $7.2 million for the comparable 2012 period, and we expect to ship approximately $2.03 million in the current quarter, or $6.0 million for the year as compared with $10.1 million in 2012.  We are in dialog with FIOCRUZ about the 2014 forecast; although we currently believe that the 2014 shipments will be level with  2013, this can change  as we have seen.
While the third quarter results incorporate some of the benefits we have realized from a number of manufacturing improvement and capacity utilization programs, substantial opportunities to lower costs and to increase productivity  remain, and these opportunities are being vigorously pursued.  The results of the third quarter demonstrate our ability to significantly and rapidly increase our production capacity in order to participate in large international procurement opportunities, though we remain more committed than ever to improving our productivity and gross margins.
Complementing results from these ongoing operational efforts, we believe that anticipated increased sales in the U.S. market over the long term will  favorably impact our gross margins which will gradually better align our gross margins with industry norms.  This is expected primarily due to the significantly higher average selling prices for rapid HIV and other FDA-approved point-of-care tests in the U.S. versus the average selling prices to donor-funded international procurement programs that still represent the largest portion of our revenue mix.
We continue nevertheless to invest in sales and marketing efforts to secure more of these international procurement opportunities. We believe this is good business, particularly as we launch our new products, such as our HIV-Syphilis, which is pending key international evaluations.  We believe we are well positioned with our high quality product portfolio and that we will be successful in these sales and marketing efforts. These efforts include activities in many new countries and regions that the Company is pursuing opportunities in directly, through distributors, and through strategic partnerships.  For example, we have a number of new opportunities in Africa which are being pursued and managed by a local representative. Also, as a result of our newly and pending CE-Marked products, we have launched a plan to at long last  participate in certain new opportunities we have identified in the European market where it is estimated that 30% of HIV-positive individuals are unaware of their status (as compared to 20% now in the United States).  Finally, we are working on a potential collaboration in Asia that could, if consummated, provide us with a cost-effective model for participating in opportunities in this region where Chembio has not had a presence.  This is in addition to a similar collaboration we have ongoing and which is progressing with Labtest in Brazil, which we initiated a few months ago as announced and is progressing on schedule.
As we submit our CLIA waiver application to the FDA in November for our DPP® HIV 1/2 Assay, we will accelerate the implementation of our U.S. commercial launch plan for this product. We will do the same later in 2014 for our HIV-Syphilis product for which we are planning on submitting our PMA application to the FDA still this year.  To this commercial organization we will add the other products that are in our pipeline and potentially other products licensed or acquired under Chembio brands.
Our plan to be ready to address the United States rapid HIV test market is in place and initial hires to staff key sales and marketing positions for executing this plan are being finalized.  Contracts with key distribution partners that will support and complement our sales and marketing efforts are also progressing well.
As previously reported, Alere, the exclusive U.S. distributor of our two lateral flow HIV tests sold under their Clearview® brand (specifically Clearview® Complete HIV 1/2, which is the same product that Chembio internationally markets under its SURE CHECK® brand; and Clearview HIV 1/2 STAT PAK, which utilizes the Chembio STAT PAK® trademark also used by Chembio to market this product internationally), notified us, as was required under our agreements with Alere, that they intend to commercialize a new HIV test in the US which is considered to be a "competitive" product with our products as defined in these agreements. This notification gives us the right, but not the obligation, to convert Alere's exclusive rights with respect to each of these products to non-exclusive rights; or (in the case of the STAT PAK® PRODUCT) we have the right to terminate the agreement.  The new Alere test, which  claims earlier detection than all current FDA-approved rapid HIV tests, is FDA-approved; CLIA waiver studies are ongoing and not expected to be completed until late this year or early  2014.
Thus, as a result of this development, included among the products that Chembio could market under it is own brands are also now the aforementioned lateral flow products currently marketed by Alere. In this scenario, Chembio would likely realize higher average unit prices for these products given that Alere retains a significant percentage of the product sales under the current agreements with Alere.  However, depending on a number of variables, primarily whether and when Alere's new product receives CLIA waiver, its pricing, and how well the  Alere product performs and is accepted by the market, these increased revenues may be accompanied by a reduced market share for Chembio's (and also for Chembio's competitors') products.
We have carefully analyzed scenarios based on various assumptions as to these variables and known information, and we are continually and carefully assessing developments. In the meantime, while these developments materialize, we are well on our way to another year of record growth for our product sales into the U.S. market through Alere, and our market share is increasing as it has every year.  Our products are well established with many customers. Moreover we are in a dialog with Alere concerning an anticipated proposal to be submitted by Alere; Alere has stated its desire to extend the agreement for Alere to be our exclusive U.S. distributor for these two products even while they sell their new product.
Regardless of which of the scenarios concerning the introduction of the new Alere test, the impact if any on our lateral flow HIV test US sales, the results of the introduction of our DPP HIV 1/2 Assay, and any outcome of our negotiations with Alere, we believe that establishing our own commercial organization in the U.S. market to support a Chembio brand is fundamental to our long-term strategy for the US market and to create sustainable long-term stockholder value.  We also believe that continuing to profitably grow our international sales, such as the Company is doing, will only assist our plan to implement this long-term US market strategy.
As stated elsewhere in this report, our development, regulatory and clinical programs are progressing well, even if delayed as compared with previous expectations.  We expect to submit our CLIA waiver application to the FDA for our DPP® HIV 1/2 Assay very soon, as well as our PMA application to the FDA for our HIV-Syphilis test product.  We do expect a number of international approvals and registrations, as well as purchase orders for our HIV-Syphilis multiplex product, in the near term.  Progress also continues on our fourth generation HIV test and Hepatitis-C test development programs, although they are still in the development stage.
Our strategic plan also includes identifying additional products and technologies that we could license and/or acquire to complement our organic growth plans.  There are a number of projects we have ongoing in this regard.
Finally, our search for a new CEO is proceeding on schedule so that this position can be filled by the end of the first quarter of 2014, providing for a smooth transition.
We look forward to updating our stockholders on all of these operational, development, commercialization and organizational efforts as and when appropriate

ITEM 4.   CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. Under the supervision and with the participation of our senior management, consisting of our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report (the "Evaluation Date"). Based on that evaluation, the Company's management, including our chief executive officer and chief financial officer, concluded that as of the Evaluation Date our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our Exchange Act reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the Company's first six months of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.                           EXHIBITS

EXHIBITS INDEX
Number	Description
3.1	Articles of Incorporation, as amended. (1)
3.2	Amended and Restated Bylaws. (2)
4.1*	Form of Employee Option Agreement. (3)
4.2	1999 Equity Incentive Plan. (4)
4.3	2008 Stock Incentive Plan. (5)
4.4	Rights Agreement, dated March 8, 2010 (6)
4.5	Form of Warrant (to be filed by amendment)
10.1*	Employment Agreement dated June 15, 2006 with Lawrence A. Siebert, as extended. (7)(11)
10.2*	Employment Agreement dated March 5, 2013 with Javan Esfandiari (10).
10.3*	Employment Agreement dated May 22, 2013 with Sharon Klugewicz (12)
10.3	HIV Barrel License, Marketing and Distribution Agreement, dated as of September 29, 2006, by and among the Registrant, Alere and StatSure. (8)
10.4	HIV Cassette License, Marketing and Distribution Agreement, dated as of September 29, 2006, between the Registrant and Alere. (8)
10.5	Non-Exclusive License, Marketing and Distribution Agreement, dated as of September 29, 2006, between the Registrant and Alere. (8)
10.6	Joint HIV Barrel Product Commercialization Agreement, dated as of September 29, 2006, between the Registrant and StatSure. (8)
10.8	Secured Revolving Demand Note, dated as of April 30, 2013, by and among the Registrant, Chembio Diagnostics Systems, Inc. and HSBC Bank, NA (12)
10.9	Loan and Security Agreement, dated as of April 30, 2013, by and among the Registrant, Chembio Diagnostics Systems, Inc. and HSBC Bank, NA (12)
14.1	Ethics Policy (9)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

1	Incorporated by reference to the Registrant's annual report on Form 10-KSB filed with the Commission on March 31, 2005.
2
Incorporated by reference to the Registrant's registration statement on Form SB-2 (File No. 333-85787) filed with the Commission on August 23, 1999 and the Registrant's Forms 8-K filed on May 14, 2004, December 20, 2007 and April 18, 2008.

3	Incorporated by reference to the Registrant's annual report on Form 10-KSB filed with the Commission on March 12, 2008.
4	Incorporated by reference to the Registrant's definitive proxy statement on Schedule 14A filed with the Commission on May 11, 2005.
5	Incorporated by reference to the Registrant's definitive proxy statement on Schedule 14A filed with the Commission on April 14, 2008.
6	Incorporated by reference to the Registrant's registration statement on Form 8-A filed with the Commission on March 11, 2010.
7	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on June 21, 2006.
8	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on October 5, 2006.
9	Incorporated by reference to the Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 2006.
10	Incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the Commission on March 7, 2013.
11	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on April 25, 2013.
12	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 8, 2013.
(*)	An asterisk (*) beside an exhibit number indicates the exhibit contains a management contract, compensatory plan or arrangement which is required to be identified in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chembio Diagnostics, Inc.

Date:	November 7, 2013	By: /s/ Lawrence A. Siebert
Lawrence A. Siebert
Chief Executive Officer (Principal Executive Officer)

Date:	November 7, 2013	By: /s / Richard J. Larkin
Richard J. Larkin
Chief Financial Officer (Principal Financial and Accounting Officer)