Form 10-K
period 2014-12-31
CHEMBIO DIAGNOSTICS, INC.
filed 2015-03-05
CIK 1092662

UNITED STATES
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes __ No _X_

As of the last business day of the Company's most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common equity held by non-affiliates* was $29,000,000.

As of March 2, 2015, the registrant had 9,627,248 common shares outstanding.

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
Our Business
General
The Company (Chembio Diagnostics, Inc. and its wholly-owned subsidiary, Chembio Diagnostic Systems, Inc., are collectively referred to herein as the "Company") develops, manufactures, markets and licenses rapid point-of-care diagnostic tests (POCTs) that detect infectious diseases.  The Company's main products presently commercially available are rapid tests for the detection of HIV 1/2 antibodies, and a multiplex rapid test for the detection of HIV and Syphilis antibodies.  The HIV 1/2 rapid tests employ in-licensed and proprietary lateral flow technologies (see "Our Rapid Test Technologies"), can be used with all blood matrices as samples, and are manufactured in a standard cassette format, a dipstick format, and a proprietary barrel format.  The tests employing the cassette and proprietary barrel formats were approved by the FDA in 2006. The barrel format is exclusively distributed by a distributor in the United States and by Chembio and its designated distributors outside the United States.  The Cassette format is distributed by Chembio and its designated distributors worldwide.  Our latest generation HIV 1/2 rapid antibody detection test incorporates our patented Dual Path Platform® (DPP®) POCT technology, and this POCT platform does not require in-licensing.  The DPP® HIV 1/2 Assay detects antibodies to HIV 1 & 2 in oral fluid samples as well as in all blood matrices.  We have sold this product in Brazil since 2009 where it was approved by ANVISA, through our agreement with the Oswaldo Cruz Foundation ("FIOCRUZ"), and we received United States FDA regulatory approval for this product in December 2012 and CLIA waiver in October 2014.  We launched it in the United States under Chembio's brand in the fourth quarter of 2014.

Our product pipeline, which currently includes a multiplex rapid test for earlier detection of HIV by detecting P-24 antigen as well as antibodies, a test for Hepatitis-C, and a multiplex test that detects HIV and Syphilis specific antibodies (which we are already selling outside the U.S.), is based on this DPP® technology for which we were issued a United States patent in 2007 and for which additional patent protection has issued or is pending in a number of other countries.  With the patented DPP® and the lateral flow platform, we participate in the estimated $8 billion point-of-care market segment of the estimated nearly $50 billion global in-vitro diagnostic market that has an overall growth rate exceeding 3% per annum.  POCTs, by providing prompt and early diagnosis, can reduce patient stays, lower overall costs, improve therapeutic interventions and improve patient outcomes.  POCTs can also prevent needless hospital admissions, simplify testing procedures, avoid delays from central lab batching, and eliminate the need for return visits.
In the areas of infectious and sexually transmitted diseases (such as HIV and syphilis), the utility of a rapid point–of-care (POC) test, particularly in identifying patients unaware of their disease status, has been well established.  Large and growing markets have been established for these kinds of tests, initially in high prevalence regions where they are indispensable for large scale prevention and treatment programs.  More recently introduced in the United States in 2004, rapid HIV tests now also present a significant segment of the U.S. market for HIV clinical testing, which is still dominated by laboratory tests.  We have focused our product development activity within areas where the availability of rapid, point-of-care screening, diagnostic, or confirmatory results can improve health outcomes.  More generally we believe there is and will continue to be a growing demand for diagnostic products that can provide accurate, actionable diagnostic information in a rapid, cost-effective manner at the point of care.

PRODUCTS
Lateral Flow Rapid HIV Tests
All three of our lateral flow rapid HIV antibody detection tests are qualitative "yes/no" tests for the detection of antibodies to HIV 1 & 2 with visually interpreted results (one line "negative"; one line "positive") available within approximately 15 minutes.  The tests are simple to use, have a shelf life of 24 months, and do not require refrigeration. The tests differ principally only in the method of test procedure, convenience and cost.  One of our FDA-approved lateral flow HIV tests incorporates a proprietary plastic "barrel" device that houses the lateral flow strip.  This barrel format enables collection of samples directly (usually from a finger-stick whole blood sample) into the barrel's capillary tip.  A sealed unitized buffer vial, assembled onto the top of the barrel, is removed and seated into a stand; the seal is then pierced by the barrel's capillary tip, thereby initiating the upward flow of the resulting sample-buffer solution through a filter, up into the vertical device's chamber and onto the lateral flow strip.  This results in a unique unitized and closed device system that can reduce the chance of exposure to potentially infectious samples.
In January 2015, the Company entered into an agreement with StatSure Diagnostic Systems, Inc. (SDS) to acquire SDS' interest in the barrel device format, also known as Chembio's SURE CHECK® HIV 1/2 Assay, effective June 1, 2016. Beginning June 1, 2016, Chembio will own full rights related to the SURE CHECK® HIV 1/2 Assay, including sales, marketing, distribution and trademark rights, subject to the terms of the existing marketing and distribution agreement with Alere, Inc., which grants Alere U.S. marketing and distribution rights through May 31, 2016. Prior to this newly-executed agreement between SDS and Chembio, SDS has owned a 50 percent interest in the rights to the SURE CHECK® HIV 1/2 Assay that would have continued after May 31, 2016, also subject to the existing marketing and distribution agreement with Alere. The new agreement with SDS also resolves all other matters between Chembio and SDS, including their respective sharing ratios, until June 1, 2016, concerning net revenues from sale of the SURE CHECK® product outside the U.S.
The Company's SURE CHECK® HIV 1/2 Assay is marketed exclusively in the U.S. as Clearview® Complete. Outside the U.S., Chembio markets the SURE CHECK® HIV 1/2 Assay primarily through distributors. The SURE CHECK® HIV 1/2 Assay is Food & Drug Administration (FDA) approved, CLIA-waived, European CE-marked, and has been pre-qualified by the World Health Organization (WHO). Results are obtained in 15 minutes via a 2.5uL blood sample (i.e., fingerstick, serum, plasma, or venipuncture whole blood). The assay is stable at room temperature and provides 99.7% sensitivity and 99.9% specificity.

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

Regulatory Status of the lateral flow HIV tests
The FDA approved our Pre-Market Applications (hereinafter "PMA"; see "Governmental Regulations" and Glossary) in April 2006 for our SURE CHECK® HIV 1/2 (and also now Alere Clearview® Complete HIV 1/2) and for our HIV 1/2 STAT-PAK® products.  Waivers under the Clinical Laboratory Improvement Act (hereinafter "CLIA"; see Governmental Regulations) were granted by the FDA for these two FDA-approved products in 2006 and 2007, respectively.  A CLIA waiver is required in order for health care providers to administer these tests in the settings where they are most suited and needed, such as public health testing clinics, hospital emergency rooms and physicians' offices.  The SURE CHECK® and HIV 1/2 STAT-PAK®  products received  CE Marks in July 2013 and March 2014, respectively, and the CE Marking for the DPP® HIV 1/2 Assay described below is expected in 2015. We have also updated our filing for CE Marking to reflect the new tradename of STAT-VIEW® HIV 1 / 2 Assay for sale in the EU market.  Our HIV 1/2 STAT-PAK® Dipstick, although not FDA-approved, qualifies under FDA export regulations [See Government Regulation] to sell to customers outside the United States, subject to any required approval by the importing country.  CE Mark has not been pursued for this product.
 All three of our lateral flow HIV tests have qualified for procurement under the President's Emergency Plan for AIDS Relief ("PEPFAR").  The cassette and dipstick versions of the STAT-PAK® and the SURE CHECK® assays are also pre-qualified by the World Health Organization (WHO) for procurements by the second largest global program, known as the Global Fund, as well as other related programs funded by agencies affiliated with the United Nations, such as UNICEF and UNITAIDS (see Glossary), through qualification with the WHO bulk procurement scheme.

DPP® HIV 1/2 Assay
As in the case of our lateral flow HIV tests, our DPP® HIV 1/2 Assay is also a qualitative "yes/no" test for the detection of antibodies to HIV 1& 2, delivers visual results within as little as 15 minutes, is simple to use, has a shelf life of 23 months, and does not require refrigeration.  This product, which is our first FDA-approved product incorporating our patented DPP® technology, can be used with oral fluid samples, as well as with all blood matrices.  This product also incorporates our patent-pending oral fluid collection and storage system that enables samples to be fully extracted in buffer solution before application to the test device, and also enables the extracted sample to be stored and retested or potentially tested for multiple conditions in future product applications.  Clinical and laboratory studies demonstrated the ability of the test to accurately detect the presence of antibodies in individuals down to two years of age. Studies have also shown this product to have improved performance compared with all of the current FDA-approved CLIA-waived lateral flow rapid tests, even including our own lateral flow tests.  FDA-approved label claims include sensitivity/specificity on oral fluid and finger-stick whole blood of 98.9%/99.9% and 99.9%/100% respectively. Oral fluid sensitivity was 100% among HIV-positive patients not taking anti-retroviral medication.

Regulatory Status of the DPP® HIV 1/2 Assay
In December 2012, we received FDA approval of our Pre-Marketing Approval.   In October of 2014 the FDA granted CLIA waiver status.
The DPP® HIV 1/2 Assay product is qualified for procurement under the President's Emergency Plan for AIDS Relief ("PEPFAR") for use with all sample matrices, and we are pursuing WHO qualification in order to enable procurement of this product by the Global Fund and United Nations agencies, including programs underwritten by them.  In October 2014, we completed a three-day on-site inspection by the WHO as follow-up to pre-qualification activities of our products with no major non-conformances noted during the audit.  The WHO laboratory evaluation for the blood matrix is complete, while oral fluid is in progress and expected to be complete in 2015.   We are also pursuing CE Marking, anticipated during 2015, as stated above.
In June 2010, ANVISA approved the DPP® HIV 1/2 Assay that is being marketed in Brazil through our collaboration with the Oswaldo Cruz Foundation, Brazil's leading public health institute (see Oswaldo Cruz Foundation OEM DPP® Agreements).  Since this time, we have sold and marketed millions of DPP HIV tests to Brazil through this partnership.

DPP® HIV-Syphilis Multiplex Test
This product, launched in 2013, allows for the detection of antibodies to both HIV and Syphilis on a single test device within approximately 15 minutes.  In certain global/public health settings (see Target Markets), this product may provide a more convenient and cost effective means of rapid detecting both markers in a single test procedure at the point of care as compared with performing separate rapid tests for each indication.  This product takes advantage of the multiplexing feature of DPP® which provides for a more robust reaction between the sample and biomarkers being tested for (HIV and Syphilis antibodies in this case), resulting in a greater ability by the user to visually interpret test results.  We launched this product in Mexico in the fourth quarter of 2013 as a unitized product, meaning that each test kit was separately packaged to include each of the other components necessary to run this test, as compared with other configurations where a test kit of 20 or 30 devices is accompanied by one bottle of running buffer.  The initial results of this launch have been very positive, and we experienced  good results in Mexico during 2014 from the program. Building on this initial success, we continue to pursue commercialization efforts for this product in a number of additional international markets, where there is a great need to detect Mother-to-Child-Transmission of HIV and Syphilis globally.  According to the CDC website, "approximately 370,000 babies are born with HIV, mostly in sub-Saharan Africa. Without treatment, more than half of these children will die before the age of 2. Through key interventions, such as routinely testing pregnant women for HIV, providing antiretroviral medications to HIV-infected pregnant women and their exposed infants, and promoting safe infant feeding practices, mother-to-child transmission of HIV can be decreased from about 35% to less than 5%.  Another prominent cause of infant mortality is untreated maternal syphilis, which still accounts for more than 500,000 stillbirths and infant deaths annually despite the fact that these deaths could be prevented through routine detection and treatment of syphilis during antenatal care".

Regulatory Status of the DPP® HIV-Syphilis Test
DPP® HIV-Syphilis – We have developed this product for international and U.S. marketing. For the international market, the product has been registered in Mexico, and successfully launched and sold in this region.

In February 2015, this product was granted approval from the Brazilian ANVISA. We have submitted this product both for evaluation by the CDC, acting on behalf of the United States Agency of International Development, and the WHO, which has accepted this product to be evaluated for pre-qualification in its global procurement scheme. In October 2014, WHO conducted a three-day audit of our facilities as follow up to pre-qualification activities for the DPP HIV-Syphilis Assay, including other products submitted for pre-qualification through WHO.  No major non-conformances were identified during this audit, and we continue to work with WHO to obtain pre-qualification approval status for this device.

We continue to pursue an FDA submission for this product, and are in the progress of studies to evaluate a version that has been developed for the US market, to meet the performance requirements for a combination test to detect both HIV and Syphilis, including a "reverse" algorithm that is currently in clinical use in the United States for syphilis testing.

DPP® TECHNOLOGY & DEVELOPMENT:
This year marked a critical year for Chembio in executing our strategy to leverage our DPP® intellectual property and product development and manufacturing experience to create new collaborations where Chembio serves as an exclusive development and manufacturing partner.  Examples of such collaboration include the following:
·
In October 2014, Chembio entered into an exclusive agreement with Integrated BioTherapeutics, Inc. (IBT), a biotechnology company focused on the discovery of novel vaccines and therapeutics for emerging infectious diseases. Under the terms of the agreement, Chembio will combine its patented DPP® technology with IBT's proprietary Ebola reagents to develop POC diagnostic tests for Ebola and febrile illness.  Since announcing the partnership with IBT, the Company has made the following progress to develop DPP® Ebola and DPP® Febrile Illness Assays:

o	Developed DPP® Ebola Assays in Chembio's Research & Development facilities.
o	Successfully tested DPP® Ebola Assays in high containment (BSL4) laboratory, using wild type (real) Ebola virus, via IBT's partner in Canada.
o	Signed a Research Collaboration Agreement with the Centers for Disease Control and Prevention (CDC) to develop and validate DPP® Ebola and DPP® Febrile Illness Assays.
o	Continued to evaluate its DPP® Ebola test at CDC laboratory in Atlanta, GA, with an estimate of having product for field evaluation in 2Q of 2015.
o	Submitted DPP® Ebola pre-qualification application to World Health Organization (WHO) as well as Emergenct Use Authorization (EUA) for FDA
o
Contacted numerous organizations for Ebola funding, to accelerate the potential development, and potential manufacturing and supply, of DPP® Ebola and DPP® Febrile Illness Assays, to include both Ebola and Malaria.

·	The Company entered into an agreement to develop a POC diagnostic test for dengue fever virus, the DPP® Dengue Fever Assay, which would be able to detect IgG/IGM and NS1 antigens in October 2014.
·
A partnership with an international diagnostics company to develop a POC diagnostic test for the early detection and monitoring of a specific type of cancer. The cancer project represents the first application of the DPP® technology outside the infectious disease field, also announced in October 2014.

·
The Company entered into a follow-on, milestone-based development agreement with a private contracting organization acting on behalf of the United States Centers for Disease Control and Prevention (CDC), for a multiplex POC influenza immunity test utilizing Chembio's patented Dual Path Platform (DPP®) technology.

·
In January 2015, Chembio entered into an agreement with the Concussion Science Group (CSG) Division of Perseus Science Group LLC, to utilize Chembio's patented DPP® technology to develop a POC diagnostic test for traumatic brain injury (TBI), including sports-related concussion. Under terms of the agreement, CSG's patented biomarker will be combined with Chembio's proprietary DPP® platform to develop a semi-quantitative or quantitative point-of-care test to diagnose TBI. CSG has agreed to pay Chembio milestone development payments during 2015.

·
In January 2015, Chembio was awarded a grant from the Bill & Melinda Gates Foundation to expedite the feasibility testing and development of a DPP® Malaria POC rapid diagnostic to accurately identify individuals infected with Plasmodium falciparum parasite. Chembio's DPP® technology was selected for this grant due to its exceptional sensitivity and potential to aid the foundation in its goal of eradicating malaria. To achieve this goal, diagnostics must be capable of detecting the malaria parasite in infected, but asymptomatic people. Current POC rapid diagnostics tests lack sufficient sensitivity to identify all individuals with transmissible infections.

Additionally, Chembio's product pipeline includes a multiplex test that detects P24 HIV antigen as well as HIV 1/2 antibodies, and a rapid test for the detection of Hepatitis-C antibodies.  These products are currently in development to meet the performance claims required for the U.S. market.

PARTNERS INVOLVED IN MARKETING OUR PRODUCTS
Alere
On September 29, 2006, we executed marketing and license agreements with Alere.  The marketing agreements (the Barrel Agreement and the Cassette Agreement) provide Alere with a 10-year exclusive right (until May 31, 2016) to market our rapid HIV tests in the United States under Alere's brands.  The agreements also provide Chembio a non-exclusive license to certain Alere lateral flow patents that may be applicable to our lateral flow products, including for manufacture of the HIV tests in the United States for sales outside the United States and even for sale in the United States should Alere enter the U.S. market with a competitive rapid HIV test product and in such case we choose to market our products directly as provided in the agreements in such event of a competitive rapid HIV test product.  Simultaneous with the execution of the agreements, we also settled litigation with StatSure Diagnostics, Inc. (SDS), that had been ongoing relating to the proprietary barrel device which is incorporated into one of our two FDA-approved rapid HIV tests (See Lateral Flow HIV Tests above). SDS, pursuant to the settlement, is a party to the 3-way Barrel Agreement.  As a result, until now, it is through the agreements with Alere that we have been participating in the growth of the rapid HIV test market in the United States.
In late July 2013, we received notice from Alere that it intends to commercialize its own rapid HIV test (see Competition), which test had just received FDA approval as a moderate complexity product (i.e. not CLIA-waived though this was granted in late 2014), in the United States.  Under the Barrel Agreement and the Cassette Agreement such product is considered to be a Permitted Competing Product (PCP).  Each of the two aforementioned agreements provides that, in the case of notice of a PCP, Chembio may make certain elections (jointly with SDS in the case of the Barrel Agreement), or elect to continue each agreement without taking any further action.   Under the Cassette Agreement, Chembio may, at any time, terminate such agreement, which termination would become effective 60 days after the date notice was made. Under the Barrel Agreement, Chembio and SDS may jointly issue a non-exclusivity notice, which notice shall be effective immediately.  In the event that Chembio (and SDS) makes this election with respect to either (or both) of these products, Chembio could sell that respective (or both) product(s) in the United States market under Chembio/SDS brands and in such case, the lateral flow license that Chembio has from Alere for international sales would be expanded to include sales in the United States.  See Lateral Flow Technology and Reagent Licenses.  In April 2014, the Company gave notice to Alere of its intent to terminate the Cassette Agreement and 60 days later, the Company began  marketing in the United States under the Chembio brand of HIV 1/2 STAT-PAK® assay.  The barrel product continues to be marketed exclusively by Alere in the U.S only.
We have developed our own sales and marketing departments for the sales of our products in the U.S.  We have appointed distributors internationally for our lateral flow HIV tests.  Our largest markets outside the U.S. for our lateral flow HIV rapid tests are certain countries in Africa, Asia, and South America, as well as Mexico.  Internationally, most of the demand for our products is based on governmental and non-governmental prevention and treatment efforts.  Given this, these programs can and do often result in large orders, but also can result in periods of relatively lower demand, based on the variations associated with this kind of demand.

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

·	As a result of the terms of these agreements, Bio-Manguinhos has never been required to, and is not now required to, purchase any amount of any of the products.
·	As of December 31, 2014 Bio-Manguinhos had earned the status described below with respect to each of the five products:
1.
With respect to Chembio's DPP® HIV1/2 Screen test, Bio-Manguinhos had qualified to request the technology transfer.  It has requested, and has received, the technology transfer information.  Bio-Manguinhos purchased $880,175 of this product in 2011, and $4,990,840 in 2012, all of which applied to the qualifying amount to obtain the right to the technology transfer (the "Qualifying Amount") for this product.  In 2013, Bio-Manguinhos made $291,235 of purchases that applied to the Qualifying Amount for this product, and $3,320,010 of purchases in excess of the Qualifying Amount.  In 2014, Bio-Manguinhos made $4,799,250 of purchases in excess of the Qualifying Amount.

2.
With respect to Chembio's Canine Leishmania test, Bio-Manguinhos had qualified to request the technology transfer and did so request.  Submission of the technology transfer information is in process at this time.  Bio-Manguinhos purchased $2,000,817 of this product in 2011 and $99,183 of this product in 2012 that applied to the Qualifying Amount.  In addition, Bio-Manguinhos made purchases in excess of the Qualifying Amount equal to $1,314,117 in 2012, $1,736,700 in 2013 and $2,394,000 in 2014.

3.
a.
With respect to the three variations of Chembio's DPP® Syphilis test, all of which are covered by a single agreement, Bio-Manguinhos had qualified to request the technology transfer with respect to Trep only, and intends to do so in the near future.  Bio-Manguinhos purchased $1,194,250 of this product in 2011 and $165,750 of this product in 2012 that applied to the Qualifying Amount.  In addition, Bio-Manguinhos made purchases in excess of the Qualifying Amount equal to $2,817,750 in 2012, $646,340 in 2013 and $4,617,891 in 2014.

b.
With respect to the two variations of Chembio's Screen & Confirm Test, Bio-Manguinhos had not made any purchases in 2011, 2012, 2013 or 2014, and therefore had not qualified to request the technology transfer for either of them.  In order to qualify, Bio-Manguinhos would need to purchase an additional $2.2 million of one of these tests, and an additional $2.08 million of the other test.

4.
With respect to Chembio's DPP® Confirmatory test, Bio-Manguinhos had not qualified to request the technology transfer.  Bio-Manguinhos made purchases of $560,000 of this product in 2011, $819,000 in 2012, $390,000 in 2013 and $390,000 in 2014, all of which applied to the Qualifying Amount.  In order to qualify for the technology transfer, Bio-Manguinhos would need to purchase an additional $195,000 of this product.

5.
With respect to Chembio's DPP® Leptospirosis test, Bio-Manguinhos had not qualified to request the technology transfer.  Bio-Manguinhos made purchases of $135,000 of this product in 2011, and it made -0- purchases in 2012, $45,000 in 2013 and it made -0- purchases in 2014.  In order to qualify for the technology transfer, Bio-Manguinhos would need to purchase an additional $225,000 of this product.

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

·
All the agreements expire five years after the date of the technology transfer.  If terminated earlier by default of FIOCRUZ, FIOCRUZ must stop all activity; if terminated earlier by default of Chembio, or if terminated by natural expiry, FIOCRUZ can continue to produce and commercialize the product without paying royalties.

Other OEM And License Agreements Related to DPP® Technology
In addition to our agreement with FIOCRUZ, we have entered into certain other OEM and License agreements with other parties with respect to certain products that we have developed based on our DPP® technology.  In 2008 we entered into a product development and license agreement with Bio-Rad Laboratories, Inc. (Bio-Rad), a leading multinational life sciences company, for the first ever POC test for the confirmation of HIV (reflex test used after initial screening test(s) are positive).  This product utilizes our DPP® technology, capitalizing on its multiplexing advantages, and is much simpler to perform than the legacy confirmatory platform, known as western blot, which requires a substantial amount of technical training and hands-on time and which is more expensive to manufacture and distribute.  This product was CE marked and was launched by Bio-Rad in the second quarter of 2013 in Europe under their Geenius® brand; and an FDA PMA approval was received in 2014.
In 2013 we entered into collaboration with Labtest, a private company in Brazil, for the distribution of a number of products in Brazil that would be co-branded with Labtest and Chembio trademarks.  Under this agreement, upon request from Labtest, for which there is no requirement, Chembio will sell the appropriate DPP® components to Labtest for further manufacture and assembly in Brazil.
In February 2014, Chembio entered into a technology transfer and license agreement with RVR Diagnostics SDN BHD ("RVR"), a privately-held company in Malaysia. The agreement supports Chembio's strategy of establishing a market presence in Asia, in collaboration with RVR as a licensee, distributor, and contract manufacturer. The agreements grant exclusive distribution rights to RVR in certain countries in the region and enable RVR to manufacture Chembio's DPP® HIV 1/2 Assay and DPP® HIV-Syphilis Assay and potentially other products developed by Chembio incorporating its patented DPP® technology, such as Dengue, as indicated in the DPP® Technology & Development section.

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
Multiplexing is significantly improved as a result of the design of DPP® and this provides a significant advantage.  For example, the HIV confirmatory test we developed for Bio-Rad that is described above employs six different markers related to various epitopes of the HIV antigen.  We have a number of other products in development, including those being developed in sponsored development programs that involve the use of multiple (e.g. eight) test bands. Although all of these products could be visually read, we can also use handheld and desktop readers with our DPP® products to objectively measure, quantify, record and report DPP® test results.  Certain of the products we have and/or are developing incorporate some of these readers, and we are developing other products that may be used with or will require use of a reader.  Also, platforms can incorporate labeling reagents that cannot be visually read except by employing a reader, such as fluorescence, though no products are currently utilizing such reagents.
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
Despite less attention to HIV by the media as compared with prior years, there are still approximately 50,000 new diagnoses of HIV infection in the United States each year, according to the CDC. CDC estimates that approximately 1.1 million individuals in the U.S. are living with HIV, with an estimated 1 of 6 of these U.S. individuals, or almost 16%, unaware that they are infected.  It is transmissions from these 250,000 infected people that are reported to account for the majority of all new infections per year.  Part of the reason for this is that even those individuals that do get tested in public health settings will often not return or call back for their test results if their blood samples  have to be sent out to and tested in a laboratory and then reported back,  a process which can take up to several days to complete.  Making more people aware of their HIV status at the point-of-care reduces the number of HIV transmissions.
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
In December 2013 President Obama signed into law the PEPFAR Stewardship and Oversight Act, which is the most recent reauthorization of PEPFAR. However, unlike the 2008 PEPFAR authorization, which authorized approximately $45 billion, the new law doesn't authorize a specific dollar amount for funding.  Nevertheless it is widely anticipated that PEPFAR will continue to enjoy strong funding; the FY14 budget had $6 billion for global HIV/AIDS assistance, including $4 billion for PEPFAR.
Chembio, with its four U.S.-manufactured rapid HIV tests, all of which are FDA-approved, is recognized as a reputable and dependable supplier of high quality products that are available at reasonably competitive prices.  As a result, certain of our products have been selected in the testing protocols in countries (national algorithms) that are large beneficiaries of PEPFAR and the Global Fund. As mentioned above, these programs can and do often result in large orders, but also can result in periods of relatively lower demand, based on the variations associated with this kind of demand.  Also, even though the United States taxpayer is funding the largest share of global AIDS relief, U.S. companies do not receive any preference for these procurements, and therefore must compete with foreign suppliers that manufacture competitive products with lower costs, including those related to quality, regulatory, intellectual property, and costs of manufacturing.
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
There is also now an over-the-counter market for HIV self-testing in the United States.  Orasure Technologies Inc. received FDA approval for an over-the-counter (self-testing) version of its previously professional-market-approved (test performed on an individual by a health care professional) HIV test.  The FDA approval was granted in July 2012, and Orasure has been investing heavily in developing this market. Initial results after over two years of marketing are well below expectations.  The costs for such over-the-counter approval, including primarily the associated clinical trials, are estimated to be at least $5 million and they may take two to three years to complete, not to mention the cost of distribution.  Orasure's initial results are not convincing of a large market, although this possibility remains.  If it appears that there is an attractive market, we believe we are very well positioned to participate in this market.

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
Marketing Strategy:
 Our marketing strategy is to:
o
Market our DPP® HIV 1/2 Assay, HIV 1/2 STAT-PAK® Assay and future DPP® based new products in the US through our internal sales and marketing organization and selected channel partners (e.g., McKesson/PSS, Fisher Healthcare, Henry Schein, etc.).  Chembio, following the June 2014 termination of the STAT-PAK® agreement with Alere, does not have to share any portion of the net sales proceeds for STAT-PAK® with Alere, except for the 8.5% lateral flow royalties which was applicable to the sales of the products only until February 2015 when the applicable lateral flow patent of Alere's expired.  This decision resulted in incurring expenditures related to hiring sales representatives, establishing agreements and associated discounts with distributors, incurring advertising and marketing expenditures, warehousing, customer service and technical support. If Alere's new competitive product is indeed successful, our ability to retain a significant share of the market that has been established for our products may be enhanced by our having control of the marketing of our products, rather than having Alere sell our products. We are leveraging the same sales force for U.S. Sales of DPP® HIV 1/2 Assay.

o	We will support, review and assess the marketing and distribution efforts of our rapid HIV barrel test by Alere in the U.S.
o	Outside the U.S., we will market our products primarily through commercial collaborators and distribution partners.
o
Leverage our DPP® intellectual property and product development and manufacturing experience to continue creating new collaborations where Chembio can be the exclusive development and manufacturing partner supporting leading marketing organizations.

o
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

During 2014 we increased our commercial activities and efforts in Africa, Europe and Asia for our HIV tests and product pipeline.  We believe these efforts will enable us to be more closely engaged with opportunities to engage with customers and partners and to participate in the national testing algorithms that are established and revised from time to time by countries that are beneficiaries of PEPFAR, Global Fund and/or other bilateral or multilateral donor funding.  In Europe, where there are a larger percentage of HIV positive people unaware of their status than in the United States, we believe that there is an emerging public health outreach opportunity, and there are relatively few strong competitors that are CE-marked.  Most recently we have established new sales and marketing positions in the Company to support our efforts to increase brand awareness globally and to lead our direct sales effort in the U.S. market.

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
We believe our scientific and technological capabilities and our proprietary know-how relating to our in-licensed lateral flow technology rapid tests and to our proprietary know-how related to our patented DPP® technology, particularly for the development and manufacture of tests for the detection of antibodies to infectious diseases such as HIV, are very strong.
Our ability to develop and market other products is in large measure dependent on our having additional resources and/or collaborative relationships.  Some of our product development efforts have been funded on a project or milestone basis.  We believe that our proprietary know-how in lateral flow technology and in our DPP® technology has been instrumental in our obtaining the collaborations we have and that we continue to pursue.  We believe that the patent protection that we have with our DPP® technology enhances our ability to develop more profitable collaborative relationships and to license out the technology.  However there are a number of competitive technologies used and/or seeking to be used in point-of-care settings.  These technologies may be based on immunoassay principles such as the Company's products or other technologies, such as molecular-based technologies.
We launched our FDA-approved DPP® HIV 1/2 Assay, which test also can be used either oral fluid or  blood samples, in the U.S. market under a Chembio brand in the fourth quarter of 2014.  Orasure Technologies manufactures the only other rapid, oral fluid HIV test that is FDA-approved, and Orasure has enjoyed this position for approximately 10 years.  Orasure has lost a significant share of this market as certain customers have been indifferent to using blood or oral fluid samples, because the blood tests, including those made/marketed by Chembio and marketed by Alere, are priced lower and/or are as or more accurate than the performance of Orasure's product on blood samples.  Orasure has primarily retained those customers for whom the oral fluid sample feature is a strong preference, and this is an estimated $35 million business for Orasure.  Although we believe we can capture a meaningful portion of this Orasure market share, we also anticipate that Orasure will defend this business aggressively.
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
The so-called "3rd generation" version of this product has been marketed for many years and is the leading rapid HIV test that is used in a large majority of the national algorithms of countries funded by PEPFAR and the Global Fund, as well as many other countries in the world.  That product is not FDA-approved though it is CE-marked. The newest Determine® HIV version, which was developed and manufactured at Alere's subsidiary in Israel, Orgenics, is the so-called "4th Generation" version Determine® test. According to its claims, this product detects HIV antibodies and P24 HIV antigens. Since the P24 antigen is known to occur in HIV-positive individuals' blood samples before antibodies do, based on its performance claims, the 4th generation Determine® test is  therefore able to detect HIV infection earlier than tests that solely rely on antibody detection. Chembio's tests, as well as all of the other currently FDA-approved rapid HIV tests, only detect antibodies.  There are however laboratory tests that are FDA-approved that are "4th generation" tests, but they are of course neither rapid nor point-of-care.

The initial "4th generation" Alere Determine® rapid test product that was also CE-marked and that Alere launched internationally some years ago has not been successfully commercialized to the best of our knowledge and at  least certain published studies were not favorable for this product.  However the 4th generation product that is now FDA-approved was apparently modified as compared to the initial international version of it, and it may perform more satisfactorily.  Alere received FDA approval of this modified product in August 2013 and CLIA-waiver for it in the fourth quarter of 2014. We believe the price that Alere is charging for this product may be substantially higher than our and our competitors' antibody tests, as the antigen claim avails some customers of an additional reimbursement code.  Moreover there is support by a number of key opinion leaders for the public health value of such 4th generation tests, and if Alere is able to successfully launch this product, it represents a significant competitive threat to Chembio as well as to each of the other rapid HIV test manufacturers (Orasure and Trinity primarily).
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

Research and Development
During 2014 and 2013, we spent $4.8 million and $5.8 million, respectively, on research and development (including regulatory activities).  These expenses were in part underwritten by funding from R&D and milestones revenues of $1.7 million in 2014 and $2.0 million in 2013.  All of our new product development activities involve employment of our DPP® technology.  These activities include completing development of certain products and making significant progress toward the development of additional products.

Employees
At December 31, 2014, we employed approximately 166 people.  We have entered into employment contracts with our Chief Executive Officer and President, John J. Sperzel, our Chief Operating Officer, Sharon Klugewicz, and our Chief Science and Technology Officer, Javan Esfandiari.  Due to the specific knowledge and experience of these executives regarding the industry, technology and market, the loss of the services of any one of them would likely have a material adverse effect on the Company.   The contract with Ms. Klugewicz, has a term of two years ending May 2015.  The contract with Mr. Esfandiari has a term of three years ending March 2016.  We have obtained a key man insurance policy for Mr. Esfandiari.  The contract with Mr. Sperzel provides that Mr. Sperzel will serve as the Chief Executive Officer and President of the Company through March 2017.

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
FDA approval of our DPP® HIV screening assay for use with oral fluid or blood samples was achieved by means of a PMA application.  The Clinical Laboratory Improvement Act of 1988 ("CLIA") prohibits laboratories from performing in-vitro tests for the purpose of providing information for the diagnosis, prevention or treatment of any disease or impairment of, or the assessment of, the health of human beings unless there is in effect for such laboratories a certificate issued by the United States Department of Health and Human Services (via the FDA) applicable to the category of examination or procedure performed.  Although a certificate is not required for the Company, it considers the applicability of the requirements of CLIA in the design and development of its products.  The statutory definition of "laboratory" is very broad, and many of our customers are considered labs.  A CLIA waiver will remove certain quality control and other requirements that must be met for certain customers to use the Company's products and this is critical to the marketability of a product into the point-of-care diagnostics market.  The Company has received a CLIA waiver for each of the two lateral flow rapid HIV tests now marketed in the U.S.  The CLIA waiver was granted by the FDA for HIV 1/2 STAT-PAK® on November 20, 2006 and for the Clearview® Complete HIV 1/2 on October 22, 2007.  In 2008 the FDA revised its CLIA waiver requirements so that an additional prospective trial need be conducted in order to demonstrate clinical utility by showing that the device is capable of identifying new infections when used by untrained users.  Our DPP® HIV 1/2 test received CLIA waiver in October of 2014.
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

Intellectual Property
Intellectual Property Strategy
Our intellectual property strategy is to:  (1) build our own intellectual property portfolio around our DPP® technology; (2) pursue licenses, trade secrets and know-how within the area of rapid point-of-care testing, and (3) develop and acquire proprietary positions to reagents and new hardware platforms for the development and manufacture of rapid diagnostic tests.
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

The Company also licenses a group of lateral flow technology patents from Alere.  Our lateral flow products, which are  primarily our STAT-PAK®, SURE CHECK®, and DIPSTICK® product lines, may incorporate methods that are claimed under one of the patents licensed from Alere that we use in our tests.  That U.S. Patent #6,485,982 is also referred to as the Charlton patent, which patent expired on February 3, 2015.  This patent describes a test device and method for a colored particle immunoassay that determines the presence of an analyte in a sample.

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

Trademarks
The Company has filed and obtained trademarks for its products including DPP®, SURE CHECK® and STAT-PAK® and also for the SampleTainer® used in certain DPP® products.  The DPP® trademark is also registered under the European convention (ECT).  The Company recently filed a trademark for STAT-VIEW®, to market the barrel product in Europe.

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
 Lateral Flow Technology and Reagent Licenses
As part of the agreements executed in 2006 with Alere for the marketing of our HIV tests, we were granted non-exclusive licenses to certain lateral flow patents for certain products manufactured and marketed by Chembio including but not limited to our lateral flow HIV tests.  This license allows us to produce, market and sell assays using lateral flow technologies specifically including our STAT-PAK®, SURE CHECK®, DIPSTICK®, and veterinary product lines.  Under this license agreement, we pay royalties to Alere ranging from 5% to 8½%, depending upon the country in which the products are sold.  Even though the relevant patent has expired in most other jurisdictions, or were never issued in markets where we have sold these products, our manufacture of the products in the United States has required that we pay royalties under this license, which has been a substantial expense.  In 2014 our lateral flow royalty expense to Alere was $182,000, and since 2007 we have incurred a total of $2.83 million in lateral flow royalty expenses.  As of February 3, 2015 this royalty expense was no longer payable as the applicable patent expires at that time.
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
On May 30, 2012, the Company effected a 1-for-8 reverse split of its common stock.  This was done to allow the Company to move to the NASDAQ trading market from the OTCQB market, which occurred on June 7, 2012.  As a result of the stock split, the outstanding 63,967,263 common shares were reduced to 7,995,918 outstanding common shares on May 30, 2012.  The effect of this reverse stock split also has been retroactively reflected for all periods in these financial statements.

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

ANTIGEN	Any substance which, upon entering the body, stimulates the immune system leading to the formation of antibodies. Among the more common antigens are bacteria, pollens, toxins, and viruses.
ANVISA	The National Health Surveillance Agency of Brazil
ARVs	Anti-retroviral medications developed to fight AIDS
CDC	United States Centers for Disease Control and Prevention
CLIA waiver	Clinical Laboratory Improvement Act designation that allows simple tests to be performed in point-of-care settings such as doctor's offices, walk-in clinics and emergency rooms.
DIAGNOSTIC	Pertaining to the determination of the nature or cause of a disease or condition. Also refers to reagents or procedures used in diagnosis to measure proteins in a clinical sample.
FIOCRUZ	The Oswaldo Cruz Foundation of Brazil
FDA	United States Food and Drug Administration
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

PROTOCOL	A procedure pursuant to which an immunodiagnostic test is performed on a particular specimen in order to obtain the desired reaction.
REAGENT	A chemical added to a sample under investigation in order to cause a chemical or biological reaction which will enable measurement or identification of a target substance.
RETROVIRAL	A type of virus which contains the enzyme Reverse Transcriptase and is capable of transforming infected cells to produce diseases in the host such as AIDS.
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

You should carefully consider each of the following risk factors and all of the other information provided in this Prospectus before purchasing our Common Stock. The risks described below are those we currently believe may materially affect us. An investment in our Common Stock involves a high degree of risk, and should be considered only by persons who can afford the loss of their entire investment.
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
We can manufacture and sell our products only if we comply with regulations and quality standards established by government agencies such as the FDA and the USDA as well as by non-governmental organizations such as the ISO and WHO.  We have implemented a quality system that is intended to comply with applicable regulations.  Although FDA approval is not required for the export of our products, there are export regulations promulgated by the FDA that specifically relate to the export of our products that require compliance with FDA quality system regulation ("QSRs") and that also require meeting certain documentary requirements regarding the approval of the product in export markets.  Although we believe that we meet the regulatory standards required for the export of our products, these regulations could change in a manner that could adversely impact our ability to export our products.

Our products may not be able to compete with new diagnostic products or existing products developed by well-established competitors, which would negatively affect our business.
The diagnostic industry is focused on the testing of biological specimens in a laboratory or at the point-of-care and is highly competitive and rapidly changing.  Some of our principal competitors may have considerably greater financial, technical and marketing resources than we do.  Several companies produce diagnostic tests that compete directly with our testing product line, including but not limited to, Orasure Technologies, Alere and Trinity Biotech.  Furthermore these and/or other companies have or may have products incorporating molecular and/or other advanced technologies that over time could directly compete with our testing product line. As new products incorporating new technologies enter the market, our products may become obsolete or a competitor's products may be more effective or more effectively marketed and sold.
There are competing products that could significantly reduce our U.S. sales of rapid HIV tests.
In 2006 Alere, Inc. acquired a division from Abbott Diagnostic located in Japan that manufactured and marketed a rapid HIV test product line called Determine®.  The Determine® format was developed for the developing world and remote settings and, central to the needs of that market. The format is essentially a test strip that is integrated into a thin foil wrapper. When opened, the underside of the wrapper serves as the test surface for applying the blood sample and performing the test.  This design reduces costs and shipping weights and volumes and provides an advantage for the developing world markets it serves.  Some of the disadvantages of the platform are the amount of blood sample that is needed (50 microliters versus 2.5, 5 and 10 for our lateral flow barrel, lateral flow cassette, and DPP® products respectively),  the open nature of the test surface, and the absence of a true control that differentiates biological from other kinds of samples.
The so-called "3rd generation" version of this product has been marketed for many years and is the leading rapid HIV test that is used in a large majority of the national algorithms of countries funded by PEPFAR and the Global Fund, as well as many other countries in the world.  That product is not FDA-approved though it is CE marked. The newest Determine® HIV version, which was developed and manufactured by Alere's subsidiary in Israel, Orgenics, is the so-called "4th Generation" version Determine® test. According to its claims, this product detects HIV antibodies and P24 HIV antigens. Because the P24 antigen is known to occur in HIV-positive individuals' blood samples before antibodies do, the 4th generation Determine® test is designed to detect HIV infection earlier than tests that solely rely on antibody detection. Chembio's tests, as well as all of the other currently FDA-approved rapid HIV tests, only detect antibodies.  There are however laboratory tests that are FDA-approved that are "4th generation" tests, but they are of course neither rapid nor point-of-care.
The  initial "4th generation" Alere Determine® rapid test product that was also CE marked and that Alere launched internationally some years ago has not been successfully commercialized to the best of our knowledge and at  least certain published studies were not favorable for this product.  However the 4th generation product that is now FDA-approved was apparently modified as compared to the initial international version, and it may perform more satisfactorily.  Alere received FDA approval of this modified product in August 2013 and is seeking CLIA waiver for it. Alere is also aggressively pursuing development of the market for this product in anticipation of receiving CLIA waiver.  Although the product can now be sold to moderate complexity certified laboratories, there is very limited supply of the product thus far, and there is no assessment thus far concerning the actual performance of this product in the hands of customers. We believe the price that Alere is charging for this product is substantially higher than our antibody tests, as well as those of our competitors, as the antigen claim provides some customers of an additional reimbursement code.  Moreover there is support by a number of key opinion leaders for the public health value of such 4th generation tests, and if Alere is able to successfully launch this product, it represents a significant competitive threat to Chembio as well as to each of the other rapid HIV test manufacturers (Orasure and Trinity primarily).
During 2011, Biolytical, Inc. of Vancouver, Canada received FDA approval and in 2012 received CLIA waiver of a flow-through rapid HIV test called "INSTI".  The flow-through technology used in the INSTI test is older than lateral flow, and requires handling of multiple components (3 vials of solution) to perform the test in multiple steps.  However, these steps can be accomplished in less than ten minutes, and the actual test results occur in only one minute after those steps are completed.  Therefore sample-to-result time is shorter than any of the competitive products.  The product also has good performance claims.  There are settings where that reduced total test time, despite the multiple steps required, may be a distinct advantage, and we believe Biolytical has made some progress in penetrating certain public health markets.
Therefore, even though our lateral flow products currently enjoy a substantial market share in the U.S. rapid HIV test market, and we have an additional rapid HIV test, the DPP® HIV 1/2 Assay, there a number of risks and uncertainties concerning current and anticipated developments in this market.  Although we have no specific knowledge of any other new product that is a significant competitive threat to our products, or that will render our products obsolete, if we fail to maintain and enhance our competitive position or fail to introduce new products and product features, our customers may decide to use products developed by our competitors, which could result in a loss of revenues and cash flow.
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
We believe that our DPP® is outside of the scope of currently issued patents in the field of lateral flow technology, thereby offering the possibility of greater freedom to operate.  However there can be no assurance that our patents or our products incorporating the patent claims will not be challenged at some time in the future.
Our use of third-party suppliers, some of which may constitute our sole supply source, for certain important product components presents a risk that could have negative consequences for other business.
A number of our components and critical raw materials are provided by third-party suppliers, some of which may be sole-source suppliers, which impacts our ability to manufacture or sell product if our suppliers cannot or will not deliver those materials in a timely fashion, or at all, due to an interruption in their supply, quality or technical issues, or any other reason. If this occurs, we could incur substantial expense and time to be able to reestablish the appropriate quality, cost, regulatory and market-acceptance circumstances needed for commercial success.  Even with the needed expense and time, we may not be able to reestablish any or all of these factors.  The absence of any one or more of these factors could prevent us from being able to commercially produce and market the affected product or products.
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
We were profitable for five consecutive years through 2013.  Nevertheless, prior to 2009 we sustained significant operating losses since 2004, and we incurred an operating loss for 2014.  As of December 31, 2014, we had a stockholders' equity of $19.7 million and a working capital surplus of $12.4 million.  We estimate that our resources are sufficient to fund our needs through the end of 2015 and beyond.   Nevertheless we have already made, and may continue to make, significant financial commitments to invest in our sales and marketing organization, regulatory approvals, research and development including new technologies, and production capacity, including expanded facilities.
Our liquidity and cash requirements will depend on several factors. These factors include (1) the level of revenues; (2) the extent to which, if any, that revenue level improves operating cash flows; (3) our investments in research and development, facilities, marketing, regulatory approvals, and other investments it may determine to make; and (4) our investment in capital equipment and the extent to which it improves cash flow through operating efficiencies. There are no assurances that we will generate positive cash flow for 2015 or, in the alternative, be successful in raising sufficient capital to fund our needs after 2015.
Our U.S. market sales are difficult to predict in 2015 given (i) the introduction of a new rapid test by Alere, and the uncertainty as to whether or to what extent it will be successful in taking away sales of our products; and (ii) our early June 2014 termination of the agreement with a third party for exclusive distribution of our cassette product in the U.S.  As a result of this termination, we expect to continue to experience higher average revenue per unit, and a lower volume of U.S. sales, of the cassette product.  Higher revenue per unit is anticipated because we previously sold the cassette product to the exclusive U.S. distributor at a significantly lower price than the price at which the distributor resold the product to customers (including re-sellers and distributors) in the United States.  However this could occur only after any inventory that the exclusive U.S. distributor had accumulated of our product was consumed, which has taken several months. In addition, in marketing this product directly, we are incurring substantial costs associated with establishing a sales and marketing organization and in establishing channel distribution partners.
We believe that underlying demand for HIV rapid testing in the United States remains strong, and that the restoration of some of the funding cutbacks from sequestration and the implementation of the Affordable Care Act and of the United States Preventive Services Task Force recommendations will have a positive impact on the development of the market.  Further, our products are well established and relied upon by a large installed base of customers over many years of use in the U.S. global market, and we believe this is a strong advantage. We also believe that our DPP® HIV 1/2 Assay for which CLIA waiver was obtained in October 2014, for use with oral fluid or bloods samples will be able to serve new customers that were previously unavailable to us with our lateral flow blood tests.  However, development of new customers with this product is costly and time-consuming.
We are attempting to increase international sales of our products, and we have invested in additional resources in connection with this effort; but as we have experienced, the nature of international business is such that it can be volatile from period to period, depending on ordering patterns of donor-funded programs.
Furthermore, a number of factors can slow or prevent sales increases or cause sales decreases, or substantially increase the cost of achieving sales assuming they are achieved. These factors include:
·	economic conditions and the absence of or reduction in available funding sources;
·	regulatory requirements and customs regulations;
·	cultural and political differences;
·	foreign exchange rates, currency fluctuations and tariffs;
·	dependence on and difficulties in managing international distributors or representatives;
·	the creditworthiness of foreign entities;
·	difficulties in foreign accounts receivable collection;
·	competition
·	pricing; and
·	any inability we may have in maintaining or increasing revenues.
If we are unable to maintain or increase our revenues from domestic and/or international customers, our operating results will be materially harmed.
Although we have an ethics and anti-corruption policy in place, and have no knowledge or reason to know of any practices by our employees, agents or distributors that could be construed as in violation of such policies, our business includes sales of products to countries where there is or may be widespread corruption.
Chembio has a policy in place prohibiting its employees, distributors and agents from engaging in corrupt business practices, including activities prohibited by the United States Foreign Corrupt Practices Act (the "FCPA"). Nevertheless, because we work through independent sales agents and distributors (and do not have any employees or subsidiaries) outside the United States, we do not have control over the day-to-day activities of such independent agents and distributors. In addition, in the donor-funded markets in Africa where we sell our products, there is significant oversight from PEPFAR, the Global Fund, and advisory committees comprised of technical experts concerning the development and establishment of national testing protocols.  This is a process that includes an overall assessment of a product which includes extensive product performance evaluations including five active collaborations and manufacturer's quality systems, as well as price and delivery.  In Brazil, where we have had a total of six product collaborations with FIOCRUZ, the programs through which our products may be deployed are all funded by the Brazilian Ministry of Health. Although FIOCRUZ is affiliated with the Brazilian Ministry of Health, and is its sole customer, FIOCRUZ is not the exclusive supplier for the Ministry of Health. However, because each of our collaborations with FIOCRUZ incorporates a technology transfer aspect, we believe we have a competitive advantage versus other suppliers to the Brazilian Ministry of Health, assuming other aspects of our product offering through FIOCRUZ are otherwise competitive in comparison. We have no knowledge or reason to know of any activities by our employees, distributors or sales agents of any actions which could be in violation of the FCPA, although there can be no assurance of this.
We rely on trade secret laws and agreements with our key employees and other third parties to protect our proprietary rights, and we cannot be sure that these laws or agreements adequately protect our rights.
We believe that factors such as the technological and creative skills of our personnel, strategic relationships, new product developments, frequent product enhancements and name recognition are essential to our success.  All of our management personnel are bound by non-disclosure agreements.  If personnel leave our employment, in some cases we would be required to protect our intellectual property rights pursuant to common law theories which may be less protective than provisions of employment, non-competition or non-disclosure agreements.
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

Despite the efforts we make to protect our confidential information, such as entering into confidentiality agreements in connection with new business opportunities, unauthorized parties may attempt to copy aspects of our products or to obtain information that we regard as proprietary.  We may be required to expend substantial resources in asserting or protecting our intellectual property rights, or in defending suits related to intellectual property rights.  Disputes regarding intellectual property rights could substantially delay product development or commercialization activities because some of our available funds would be diverted away from our business activities.  Disputes regarding intellectual property rights might include state, federal or foreign court litigation as well as patent interference, patent reexamination, patent reissue, or trademark opposition proceedings in the U.S. Patent and Trademark Office.
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
We have entered into employment contracts with our Chief Executive Officer, John Sperzel, our Chief Operating Officer, Sharon Klugewicz, and our Chief Scientist & Technology Officer , Javan Esfandiari.  Due to the specific knowledge and experience of these executives regarding the industry, technology and market, the loss of the services of any one of them could have a material adverse effect on the Company.  The contract with Mr. Sperzel has a term of three years ending March 2017. The contract with Ms. Klugewicz has a term of two years ending May 2015.  The contract with Mr. Esfandiari has a term of three years ending March 2016.  The Company has obtained a key man insurance policy on Mr. Esfandiari.  The contract with Mr. Sperzel provides that Mr. Sperzel will serve as the Chief Executive Officer and as a Director of the Company through March 13, 2017.
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
In December 2013 President Obama signed into law the PEPFAR Stewardship and Oversight Act, which is the most recent reauthorization of PEPFAR. However, unlike the 2008 PEPFAR authorization, which authorized approximately $45 billion in funding, the new law does not authorize a specific dollar amount for funding.  Nevertheless it is widely anticipated that PEPFAR will continue to enjoy strong funding; the FY14 budget has $6 billion for global HIV/AIDS assistance, including $4 billion for PEPFAR.
To the extent that we are unable to collect our outstanding accounts receivable, our operating results could be materially harmed.
There may be circumstances and timing that require us to accept payment terms, including delayed payment terms, from distributors or customers, which, if not satisfied, could cause financial losses.

We generally accept payment terms which require us to ship product before the contract price has been paid fully, and there also are circumstances pursuant to which we may accept further delayed payment terms pursuant to which we may continue to deliver product.  To the extent that these circumstances result in significant accounts receivables and those accounts receivables are not paid on a timely basis, or are not paid at all, especially if concentrated in one or two customers, we could suffer financial losses.
Although we were profitable from 2009 through 2013, we incurred a net loss for 2014 and cannot be certain that we will be able to sustain profitability in the future.
From the inception of Chembio Diagnostic Systems, Inc. in 1985 through the period ended December 31, 2008, we incurred net losses.  We were then profitable each year from 2009 through 2013.  In 2014, we made substantial expenditures for sales and marketing, regulatory submissions, product development, production and warehouse capacity, and other purposes, and we incurred a net operating loss.  Our ability to re-achieve profitability in the future will primarily depend on our ability to increase sales of our products based on having made the aforementioned expenditures to reduce production and other costs, and to successfully introduce new products and enhanced versions of our existing products into the marketplace.  If we are unable to increase our revenues at a rate that is sufficient to achieve profitability, or adequately control and reduce our operating costs, our operating results would be materially harmed.

To the extent that we are unable to obtain sufficient product liability insurance or that we incur product liability exposure that is not covered by our product liability insurance, our operating results could be materially harmed.
We may be held liable if any of our products, or any product which is made with the use or incorporation of any of the technologies belonging to us, causes injury of any type or is found otherwise unsuitable during product testing, manufacturing, marketing, sale or use.  We have obtained product liability insurance even though we have never received a product liability claim, and have generally not seen product liability claims for screening tests that are accompanied by appropriate disclaimers.  Nevertheless, in the event there is a claim, this insurance may not fully cover our potential liabilities.  In addition, as we attempt to bring new products to market, we may need to increase our product liability coverage which could be a significant additional expense that we may not be able to afford.  If we are unable to obtain sufficient insurance coverage at an acceptable cost to protect us, we may be forced to abandon efforts to commercialize our products or those of our strategic partners, which would reduce our revenues.
Risks related to our Common Stock
Our Common Stock continues to be illiquid, so investors may not be able to sell as much stock as they want at prevailing market prices.
The average daily trading volume of our Common Stock on the NASDAQ market was approximately 109,000 shares per day over the three months ended December 31, 2014 as compared with approximately 40,500 shares per day over the three months ended December 31, 2013.  The liquidity of our stock depends on several factors, including but not limited to the financial results of the Company and overall market conditions, so it is not possible to predict whether this level of liquidity will continue, be sustained, or decrease.
Decreased trading volume in our stock would make it more difficult for investors to sell their shares in the public market at any given time at prevailing prices.
Our management and larger stockholders exercise significant control over the Company.
As of December 31, 2014, our named executive officers, directors and 5% stockholders beneficially owned approximately 23.1% of our voting power, which includes two large investors that beneficially owns approximately 10.9% and 6.4%, respectively of the outstanding stock. For the foreseeable future, and assuming these ownership percentages continue to apply, to the extent that these parties vote similarly, they may be able to exercise significant control over many matters requiring approval by the board of directors or our stockholders.  As a result, they may be able to:
·	control the composition of our board of directors;
·	control our management and policies;
·	determine the outcome of significant corporate transactions, including changes in control that may be beneficial to stockholders; and
·	act in each of their own interests, which may conflict with or differ from the interests of each other or the interests of the other stockholders.

ITEM 2.	PROPERTIES

Our manufacturing, administrative offices and research facilities are located in Medford, New York.  In addition we have warehousing space as well as some additional administrative offices located in Holbrook, New York. We lease approximately 39,660 square feet of industrial space in Medford for $27,305 per month.  The space is utilized for research and development activities (approximately 4,160 square feet), offices (approximately 3,100 square feet) and production (approximately 32,400 square feet).  The lease term expires on April 30, 2017.  The lease provides for annual increases of two and one-half percent each year starting May 1, 2015.  We lease approximately 21,450 square feet of industrial space in Holbrook for $14,657 per month.  The space is utilized for offices (approximately 2,500 square feet) and warehousing (approximately 18,950 square feet).  The lease term expires on April 30, 2018.  The lease provides for annual increases of three percent each year starting March 1, 2015.  The Company believes this space should be sufficient for its needs in the foreseeable future.

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

Market Information

Our stock is quoted on the NASDAQ, under the symbol "CEMI."  The table below sets forth the high and low bid prices per share of our common stock for each quarter of our two most recently completed fiscal years.  These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Fiscal Year 2014	High Bid	Low Bid
First Quarter	$3.88	$2.81
Second Quarter	$3.56	$2.81
Third Quarter	$3.85	$3.02
Fourth Quarter	$5.19	$3.40

Fiscal Year 2013	High Bid	Low Bid
First Quarter	$5.75	$4.61
Second Quarter	$5.10	$4.10
Third Quarter	$5.32	$3.00
Fourth Quarter	$3.95	$3.19

Holders

As of March 1, 2015, there were approximately 142 record owners of our common stock.

Dividends

The Company has never paid cash dividends on its common stock and has no plans to do so in the foreseeable future.

Recent Sales of Unregistered Securities

Not applicable.

ITEM 6.	SELECTED FINANCIAL DATA

Presented in this table are selected financial data for the past five years ended December 31, 2014.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
SELECTED HISTORICAL FINANCIAL DATA
As of and For the Years Ended
Statement of Operations Data:
	December 31, 2014		December 31, 2013		December 31, 2012		December 31, 2011		December 31, 2010

TOTAL REVENUES	$27,645,284		$29,549,609		$25,610,595		$19,388,036		$16,704,703

GROSS MARGIN (1)	10,814,023	39%	12,300,159	42%	10,789,991	42%	9,390,303	48%	8,100,699	48%

OPERATING COSTS:
Research and development expenses (1)	4,832,537	17%	5,834,249	20%	4,486,302	18%	4,878,119	25%	2,586,308	15%
Selling, general and administrative expenses (1)	7,531,739	27%	5,461,083	18%	4,851,587	19%	3,424,297	18%	2,940,721	18%
	12,364,276		11,295,332		9,337,889		8,302,416		5,527,029
INCOME (LOSS) FROM OPERATIONS	(1,550,253)		1,004,827		1,452,102		1,087,887		2,573,670

OTHER INCOME (EXPENSES):	132		12,943		(1,584)		(12,325)		(14,503)

INCOME (LOSS) BEFORE INCOME TAXES (1)	(1,550,121)	-6%	1,017,770	3%	1,450,518	6%	1,075,562	6%	2,559,167	15%

Income tax (benefit) provision	(412,918)		486,952		509,237		(5,133,229)		-
NET INCOME (LOSS)	$(1,137,203)		$530,818		$941,281		$6,208,791		$2,559,167

Basic income (loss) per share	$(0.12)		$0.06		$0.12		$0.79		$0.33

Diluted income (loss) per share	$(0.12)		$0.06		$0.11		$0.73		$0.29

Weighted average number of shares outstanding, basic	9,530,320		8,994,080		7,986,030		7,874,807		7,762,858

Weighted average number of shares outstanding, diluted	9,530,320		9,519,968		8,614,944		8,556,284		8,865,114

Balance Sheet Data:
Working capital	$12,372,169		$4,221,011		$7,630,368		$6,133,956		$4,560,277
Total assets	25,010,192		24,486,592		17,335,150		15,485,744		9,086,174
Total liabilities	5,286,030		4,309,490		3,460,630		2,991,110		3,277,230
Shareholders' equity	19,724,162		20,177,102		13,874,520		12,494,634		5,808,944

(1) percentage shown reflects the percentage of total revenues

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Research and development ("R&D"), milestone, and grant and royalty revenues for the year ended December 31, 2014 decreased to $1,696,000 from $2,034,000 in the prior-year, which was the result of a winding down of grants in 2014 over 2013.  R&D expenses in the year of 2014 were $4.83 million, compared with $5.83 million in the prior-year.
Research & Development Activities
Ebola Point-of-Care (POC) Test:  In October 2014, we signed an agreement with Integrated BioTherapeutics, Inc. (IBT), to develop, validate, and commercialize a POC Ebola assay for the diagnostic market.  This work involves applying IBT's Ebola reagents with Chembio's proprietary DPP® technology to generate a multiplexed unitary assay to diagnose Ebola, including the potential of a febrile illness multiplex test for expanded applications.  The outcome of preliminary feasibility testing is encouraging.  We are working closely with the CDC laboratory in Atlanta, GA, and estimate we will have product available for field evaluation in 2Q of 2015.  Additionally, we have applied for pre-qualification application to World Health Organization (WHO) as well as Emergency Use Authorization (EUA) with the FDA.  We continue to seek funding for this project to accelerate development and potential supply.
Cancer POC Test:  We have entered into a partnership with an international diagnostics company to develop a POC diagnostic test for the early detection and monitoring of a specific type of cancer. The cancer project represents the first application of the DPP® technology outside of the infectious disease field, as announced in October 2014.   This scope of the agreement involves product development of an existing assay, utilizing Chembio's DPP® technology.  The goal is to optimize the existing lateral flow assay design, conduct verification and validation studies, and to produce pilot lots to support preclinical studies.  Under the terms of the agreement, neither Chembio's partner nor the specific type of cancer is being disclosed.
DPP® HIV-Syphilis: We have developed and launched a version of this product for international sale.  Studies have been initiated to evaluate a version of this test that has been developed for the US market, to meet the performance requirements for a combination test to detect both HIV and Syphilis, including a "reverse" algorithm that is currently in clinical use in the United States for syphilis testing.
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
DPP® FLU Immunostatus Assay –The Company entered into a follow-on, milestone-based development agreement in November 2014 with a private contracting organization acting on behalf of the United States Centers for Disease Control and Prevention (CDC), for a multiplex POC influenza immunity test utilizing Chembio's patented Dual Path Platform (DPP®) technology.
DPP® Brain Injury Test: Chembio entered into an agreement with the Concussion Science Group (CSG) Division of Perseus Science Group LLC, to utilize Chembio's patented DPP® technology to develop a POC diagnostic test for traumatic brain injury (TBI), including sports-related concussion. Under terms of the agreement, CSG's patented biomarker will be combined with Chembio's proprietary DPP® platform to develop a semi-quantitative or quantitative point-of-care test to diagnose TBI. CSG has agreed to pay Chembio milestone development payments during 2015.

DPP® Malaria POC Rapid Test: Chembio was awarded a grant from the Bill & Melinda Gates Foundation in January 2015 to expedite the feasibility testing and development of a DPP® Malaria POC rapid diagnostic to accurately identify individuals infected with Plasmodium falciparum parasite. Chembio's DPP® technology was selected for this grant due to its exceptional sensitivity and potential to aid the foundation in its goal of eradicating malaria. To achieve this goal, diagnostics must be capable of detecting the malaria parasite in infected, but asymptomatic people. Current POC rapid diagnostics tests lack sufficient sensitivity to identify all individuals with transmissible infections.

Additionally, Chembio's product pipeline includes a multiplex test that detects P24 HIV antigen as well as HIV 1/2 antibodies, and a rapid test for the detection of Hepatitis-C antibodies.  These products are currently in development to meet the performance claims required for the U.S. market.

Regulatory Activities
DPP® HIV 1/2 Screening Assay for Use with oral fluid or blood samples – We received Food and Drug Administration (FDA) approval of our Pre-Marketing Application (PMA) for this product in December 2012.  In October 2014 , the FDA granted the waiver for DPP® HIV 1/2 Assay for Oral Fluid, Fingerstick Whole Blood and Venous Whole Blood under the Clinical Laboratory Improvement Amendments of 1988 (CLIA) regulations.
DPP® HIV-Syphilis – We have developed this product for international and U.S. marketing. For the international market, the product has been registered in Mexico, and successfully launched and sold in this region.  In February 2015, this product was granted approval from the Brazilian ANVISA.  We have submitted this product both for evaluation by the CDC, acting on behalf of the United States Agency of International Development, and the WHO, which has accepted this product to be evaluated for pre-qualification in its global procurement scheme. In October 2014, WHO conducted a three day audit of our facilities as follow up to pre-qualification activities for the DPP® HIV-Syphilis Assay, including other products submitted for pre-qualification through WHO.  No major non-conformances were identified during this audit, and we continue to work with WHO to obtain pre-qualification approval status for this device.  We continue to pursue an FDA submission for this product, and are in the progress of studies to evaluate a version that has been developed for the US market, to meet the performance requirements for a combination test to detect both HIV and Syphilis, including a "reverse" algorithm that is currently in clinical use in the United States for syphilis testing.

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

Recent Events

On January 19, 2015, the Company entered into a 2015 Omnibus Agreement (the "Omnibus Agreement") with StatSure Diagnostic Systems, Inc. ("SDS") to acquire certain rights from, and to settle certain matters with, SDS.  Prior to execution of the Omnibus Agreement, SDS owned 50 percent of the rights to the SURE CHECK® HIV 1/2 Assay (the "Barrel Product") pursuant to the "2-Way Agreement", as defined below, and subject to the "3-Way Agreement", as defined below.  The "2-Way Agreement" is defined as the Joint HIV Barrel Product Commercialization Agreement, dated as of September 29, 2006, as amended, between Chembio and SDS, that establishes the respective rights of Chembio and SDS concerning the Barrel Product.  The "3-Way Agreement" is defined as the HIV Barrel License, Marketing And Distribution Agreement, dated as of September 29, 2006, as amended, among Chembio, SDS and Alere Inc. ("Alere"), which grants to Alere exclusive U.S. marketing and distribution rights, through May 31, 2016, to the Barrel Product.

Pursuant to the Omnibus Agreement, beginning June 1, 2016, Chembio will own full rights to the SURE CHECK® HIV 1/2 Assay, including a perpetual, non-exclusive, transferable, sub-assignable license, and  including sales, marketing, distribution and trademark rights, subject to the terms of the 3-Way Agreement.  Chembio paid $400,000 to SDS in exchange for these rights.  In addition certain amounts owed by SDS to Chembio were exchanged for manufacturing equipment owned by SDS.  The license will be amortized over its useful life and the equipment will be depreciated over its excepted life.

For all sales of the Barrel Product made by Chembio outside the United States from July 1, 2014 until the close of business on May 31, 2016, SDS will receive an amount equal to 30% of Chembio's net sales.  For all sales of the Barrel Product made by SDS outside the U.S. prior to the close of business on May 31, 2016, Chembio will receive an amount equal to 30% of SDS' net sales.  Calculation of "net sales" will be based on the amount of revenues received, reduced by costs, royalties and sales commissions incurred. Until the close of business on May 31, 2016, each of Chembio and SDS will continue to receive payments from Alere under the terms of the 3-Way Agreement for sales of the Barrel Product by Alere.

The 3-Way Agreement will continue to remain in effect pursuant to its terms.  The 2-Way Agreement was terminated pursuant to the provisions of the Omnibus Agreement.

Also under the terms of the Omnibus Agreement, SDS and Chembio agreed to resolve all other matters between them, including matters set forth in the complaint recently filed by SDS against Chembio in the United States District Court for the Eastern District of New York.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2014 AS COMPARED WITH THE YEAR ENDED DECEMBER 31, 2013

Income:

For the year ended December 31, 2014, Loss before income taxes was $(1,550,000) compared to Income before taxes of $1,018,000 for the year ended December 31, 2013.  Net Loss for the 2014 period was $(1,137,000) as compared to a Net Income of $531,000 for 2013.  The change from Net Income to Net Loss is primarily attributable to decreased revenues, decreased gross margin, and increased operating expenses.  Gross margin decreased in the year ended December 31, 2014 as compared with the year ended December 31, 2013, by $1,486,000, or 12.1%.  This decreased gross margin and increased operating expenses, the most significant of which were an increase in wages and related expenses of $940,000, an increase in commissions of $530,000, consulting expenses of $171,000, marketing materials of $279,000, stock-based compensation of $169,000, travel and entertainment of $130,000 and change in bad debt allowance of $61,000, partially offset by decreased clinical trial expenses of $1,310,000, accounted for most of the change in Net Loss.

Revenues:

Selected Product Categories:	For the years ended
	December 31, 2014	December 31, 2013	$ Change	% Change

Lateral Flow HIV Tests and Components	$9,518,242	$20,248,364	$(10,730,122)	-52.99%
DPP® Tests and Components	15,655,680	6,592,660	9,063,020	137.47%
Other	775,847	674,762	101,085	14.98%
Net Product Sales	25,949,769	27,515,786	(1,566,017)	-5.69%
License and royalty revenue	23,257	4,906	18,351	374.05%
R&D, milestone and grant revenue	1,672,258	2,028,917	(356,659)	-17.58%
Total Revenues	$27,645,284	$29,549,609	$(1,904,325)	-6.44%

Revenues for our lateral flow HIV tests and related components during the year ended December 31, 2014 decreased by approximately $10,730,000 from the same period in 2013.  This was primarily attributable to decreased sales to South America, of approximately $6,500,000, decreased sales to the U.S. of $1,890,000, and decreased sales to Africa of $2,255,000.  Revenues for our DPP® products during the year ended December 31, 2014 increased by approximately $9,063,000 over the same period in 2013, primarily for sales in Brazil to FIOCRUZ.  The decrease in R&D, and in milestone and grant revenue, was primarily due to a reduction in revenue from certain development projects that were nearing completion during the period, partially offset by $1,125,000 in revenue from the license contract we signed in February 2014 with RVR Diagnostics.  R&D revenues include funds, recognized on an "as expenses are incurred" basis, from a Phase II NIH grant for Leptospirosis, which was effective as of June 1, 2009, and from a Phase II grant for Tuberculosis, which was effective March 1, 2011, as well as a development contract with Battelle entered into in the fourth quarter of 2014.

Gross Margin:

Gross Margin related to Net Product Sales:	For the years ended
	December 31, 2014	December 31, 2013	$ Change	% Change

Gross Margin per Statement of Operations	$10,814,023	$12,300,159	$(1,486,136)	-12.08%
Less: R&D, milestone, grant, license and royalties	1,695,515	2,033,823	(338,308)	-16.63%
Gross Margin from Net Product Sales	$9,118,508	$10,266,336	$(1,147,828)	-11.18%
Product Gross Margin %	35.14%	37.31%

The overall gross margin dollar decrease of $1,486,000 included a $1,148,000 decrease in gross margin from net product sales and a $338,000 decrease in non-product revenues. The decrease in net product sales gross margin of $1,148,000 is primarily attributable to the change in product mix compared to 2013, particularly the reduction of sales to our U.S. distributor in the third and fourth quarters which were at much higher margins. The net product sales gross margin decrease is comprised of two components, one is the decreased change in margin percentage of 2.2% which contributed $564,000 to the decrease, and the other is the decrease in product sales of $1,566,000, which at the 37.3% margin contributed the balance of  $584,000.  The 2.2% decrease in the percentage, from 37.3% in 2013 to 35.1% in 2014, was primarily due to a larger amount of unapplied overhead along with the reduced sales to our U.S. distributor.

Research and Development:

This category includes costs incurred for product research and development, regulatory approvals, technical support, evaluations and registrations.

Selected expense lines:	For the years ended
	December 31, 2014	December 31, 2013	$ Change	% Change
Clinical and Regulatory Affairs:
Wages and related costs	$448,852	$436,088	$12,764	2.93%
Consulting	29,741	53,493	(23,752)	-44.40%
Stock-based compensation	3,231	19,478	(16,247)	-83.41%
Clinical trials	205,589	1,515,212	(1,309,623)	-86.43%
Other	93,780	82,852	10,928	13.19%
Total Regulatory	781,193	2,107,123	(1,325,930)	-62.93%

R&D Other than Regulatory:
Wages and related costs	2,456,514	2,224,882	231,632	10.41%
Consulting	123,965	106,155	17,810	16.78%
Stock-based compensation	41,306	86,023	(44,717)	-51.98%
Materials and supplies	1,021,516	975,503	46,013	4.72%
Other	408,043	334,563	73,480	21.96%
Total other than Regulatory	4,051,344	3,727,126	324,218	8.70%

Total Research and Development	$4,832,537	$5,834,249	$(1,001,712)	-17.17%

Expenses for Clinical & Regulatory Affairs for the year ended December 31, 2014 decreased by $1,326,000 as compared to the same period in 2013. This was primarily due to a decrease of $1,309,000 in clinical trial expenses.

R&D expenses other than Clinical & Regulatory Affairs increased by $324,000 in the year ended December 31, 2014, as compared with the same period in 2013.  The increases were primarily related to an increase in wages and related costs, and in material and supplies, to support our sponsored research and internal development programs.

Selling, General and Administrative Expense:

Selected expense lines:	For the years ended
	December 31, 2014	December 31, 2013	$ Change	% Change

Wages and related costs	$2,763,370	$2,068,173	$695,197	33.61%
Consulting	456,658	279,688	176,970	63.27%
Commissions	1,432,567	902,393	530,174	58.75%
Stock-based compensation	399,334	169,502	229,832	135.59%
Marketing materials	345,426	112,326	233,100	207.52%
Investor relations/investment bankers	168,410	214,786	(46,376)	-21.59%
Legal, accounting and compliance	662,522	621,429	41,093	6.61%
Travel, entertainment and trade shows	320,280	190,698	129,582	67.95%
Bad debt allowance (recovery)	28,000	(33,450)	61,450	-183.71%
Other	955,172	935,538	19,634	2.10%
Total S, G &A	$7,531,739	$5,461,083	$2,070,656	37.92%

Selling, general and administrative expenses for the year ended December 31, 2014, increased by $2,071,000 as compared with the same period in 2013, a 37.9% increase.  This increase resulted primarily from increases in wages and related costs, which for 2014 included the development of a sales and marketing team and the COO (not included in the first six months of 2013), consulting expenses, the cost of the CEO search, and commissions due to increased sales to Brazil, which were partially offset by a decrease in investor relations/investment bankers.

 Other Income and Expense:

	For the years ended
	December 31, 2014	December 31, 2013	$ Change	% Change

Other income (expense)	$(5,707)	$7,500	$(13,207)	-176.09%
Interest income	$5,839	$5,778	$61	1.06%
Interest expense	-	(335)	335	-100.00%
Total Other Income and (Expense)	$132	$12,943	$(12,811)	-98.98%

Other income (expense) for the year ended December 31, 2014 decreased approximately $13,000, primarily due to a loss on the sales of a fixed asset of $5,700 from a gain on the sale of a fixed asset $7,500 in the same period in 2013.
Income tax (benefit) provision:
For the year ended December 31, 2014 the Company recognized a $(413,000) income tax benefit and increased its deferred tax assets by $(403,000).  For the year ended December 31, 2013, the Company charged $487,000 to income tax expense and reduced the deferred tax asset by $458,000.  The effective tax rate used to recognize the benefit in 2014 was 26.6% compared to a 47.8% rate used in 2013 to record the amount charged.  In both years non-deductible expenses for tax purposes accounted for most of the difference from the standard 34% U.S. tax rate.  The Company maintains a full valuation allowance on research and development tax credits.

MATERIAL CHANGES IN FINANCIAL CONDITION

Selected Changes in Financial Condition	As of
	December 31, 2014	December 31, 2013	$ Change	% Change
Cash and cash equivalents	$4,614,538	$9,650,275	$(5,035,737)	-52.18%
Accounts receivable, net of allowance for doubtful accounts of $52,000 and $24,000 at December 31, 2014 and 2013, respectively	8,338,889	4,592,121	3,746,768	81.59%
Inventories	3,638,299	3,188,726	449,573	14.10%
Fixed assets, net of accumulated depreciation	2,797,929	1,978,232	819,697	41.44%
Deposits and other assets	245,870	44,367	201,503	454.17%
Deferred tax asset, net of valuation allowance	4,031,302	3,590,207	441,095	12.29%
Accounts payable and accrued liabilities	4,946,030	4,309,490	636,540	14.77%
Deferred revenue	340,000	-	340,000	100.00%

Cash decreased by $5,036,000 from December 31, 2013, primarily due to net cash used in operating activities for the year of 2014.  In addition there were increases in accounts receivable, net of allowance, of $3,747,000, inventories of $450,000, fixed assets of $1,488,000 before depreciation, deposits and other assets of $202,000 and deferred taxes of $441,000.  We experienced an increase in accounts payable and accrued liabilities of $637,000 and deferred revenue of $340,000.
The increase in accounts receivable was primarily attributable to the higher amount of credit sales at the end of December 2014 versus December of 2013 as well as some extended terms granted to certain customers.  The increase in inventories is due to an increase in a component used in our products while a vendor refurbishes their facility.  The increase in fixed assets is primarily due to the new warehouse facility.  The increase in deposits and other assets is due to additional rental deposits and related capitalized expenses.  Deferred tax asset increase is related to the provision for income tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

	For the years ended
	December 31, 2014	December 31, 2013	$ Change	% Change

Net cash (used in) provided by operating activities	$(3,820,299)	$2,277,614	$(6,097,913)	-267.73%
Net cash used in investing activities	(1,452,601)	(885,609)	(566,992)	64.02%
Net cash provided by financing activities	237,163	5,306,411	(5,069,248)	-95.53%
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(5,035,737)	$6,698,416	$(11,734,153)	17-5.18%

The Company's cash decreased as of December 31, 2014 by $5,036,000 from December 31, 2013, primarily due to net cash used in operating activities and investing activities for year of 2014.
The cash used in operations in 2014 was $3,820,000, primarily due to an increase in accounts receivable of $3,775,000, an increase in inventories of $450,000, an increase in other assets of $279,000, a decrease in prepaid and other current assets of $33,000, and a net loss net of non-cash items of $326,000, partially offset by an increase in accounts payable and other accrued liabilities of $637,000 and an increase in deferred revenue of $340,000.  Net loss net of non-cash items includes net loss of $1,137,000, $403,000 in benefit for income taxes, partially offset by $739,000 in depreciation and amortization, an increase in allowance for doubtful accounts of $28,000, and $447,000 in share-based compensation.  The use of cash from investing activities is primarily the purchase of fixed assets.  The increase in cash from financing activities was proceeds from option exercises.

Fixed Asset Commitments

As of December 31, 2014, the Company had paid deposits on various pieces of equipment aggregating $20,000 which is reflected in Other Assets on the balance sheet.  The Company is further committed to additional equipment-purchase obligation of $9,000 as various milestones are achieved by the various vendors.

RECENT DEVELOPMENTS AND CHEMBIO'S PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

During 2014, Chembio began executing a strategy designed to position the Company for future growth. This strategy impacts the entire Chembio business, including commercial operations, manufacturing operations, product development, research collaborations, and regulatory affairs.

Our first step took place in April 2014, when we made an important decision to terminate our existing U.S. HIV 1/2 STAT-PAK® distribution agreement in June 2014.  We then established the first ever Chembio U.S. sales and marketing team. In October 2014, we achieved a significant milestone when the FDA granted a CLIA waiver for our lead product, the point-of-care DPP® HIV 1/2 Assay, for use with oral fluid or blood samples. This waiver, for the first time, granted us the opportunity to market the DPP® HIV 1/2 Assay to the broad healthcare community.  To support our direct sales and marketing initiative, and to ensure a successful launch of this product, we established agreements with a number of premier distribution partners (e.g., McKesson/PSS, Fisher Healthcare, Henry Schein, Medline) for the distribution of both DPP® HIV 1/2 and HIV 1/2 STAT-PAK® Assays in the U.S.  Looking ahead to 2015, we expect to further expand our commercialization team and distribution partnerships in order to build on the sales initiative we created in 2014.

Another important achievement during 2014 was our strong performance in Latin America, where we saw significant uptake of our DPP® HIV 1/2, DPP® Syphilis and our combination DPP® HIV-Syphilis Assays.  Thanks to the support of our long-term commercial partners in this region, we had very considerable sales growth in Brazil and Mexico during the year, with sales in Brazil increasing nearly 90% as compared to the prior year, which helped us achieve 137% growth in DPP® sales as compared to 2013.  It is important to note that interest in our DPP® HIV-Syphilis Assay has been significant from healthcare agencies around the world, leading us to believe that this product will continue to represent a great growth opportunity in Latin America and throughout the world.

On the operational front, Chembio made important investments in 2014, which we expect to contribute to our success in 2015 and beyond. In May 2014, we established a Chembio warehouse and distribution center in Holbrook, NY and made improvements to our manufacturing facility in Medford, NY. Our partnership with RVR (Malaysia) continues to progress according to key milestones and we expect the facility in Kuala Lumpur to begin production of commercial product in 2015.

During the year, we made the decision to streamline our internal product development pipeline to focus on four key projects that we believe are most likely to result in high-value assays that will address critical needs.  These programs include a multiplex test that detects HIV and Syphilis specific antibodies (which we are already selling internationally), a multiplex rapid test for earlier detection of HIV by detecting P-24 antigen as well as antibodies, a test for Hepatitis-C, and improvements to our oral fluid detection technology. These projects are all based on our DPP® technology for which we were issued a United States patent in 2007 and for which additional patent protection has issued or is pending in a number of other countries.  We believe these programs will create the next generation of Chembio-branded products and fuel our continued growth at home and abroad.

Another key element to our strategy in 2014 was partnering.  During the last 6 months, we entered into a number of important research collaborations that leverage our patented DPP® platform technology to develop diagnostics for some of the most serious diseases and health crises worldwide. These partnerships involve the development of DPP® tests for certain febrile illnesses (e.g., malaria, dengue fever, Ebola), traumatic brain injury (including sports-related concussion), flu immunostatus, and a specific form of cancer.  We are proud to be working along side some of the world's leading and most influential health organizations in these endeavors, including the Centers for Disease Control and Prevention (CDC) and the Bill & Melinda Gates Foundation. In each of these collaborations, our objective is to develop new and valuable products that will be commercialized via Chembio's sales teams and distributor partners globally.

We are happy to report that in 2014 and early 2015 we received a number of key regulatory approvals that will further facilitate our plan for growth.  In October, the FDA granted a CLIA Waiver for our lead product, the point-of-care DPP® HIV 1/2 Assay, for use with oral fluid or blood samples. The HIV 1/2 STAT-PAK®  Assay received  CE Mark in March 2014 and we have updated our filing for CE Marking to reflect the new trade name of STAT-VIEW® HIV 1/2 Assay (formerly SURE CHECK®) for sale in the EU market. The CE Marking for the DPP® HIV 1/2 Assay is expected in 2015.  In February 2015, the DPP® HIV-Syphilis Assay was granted approval from the Brazilian ANVISA.  Recently, we submitted the DPP® HIV-Syphilis Assay for evaluation by both the CDC, acting on behalf of the United States Agency of International Development, and the WHO, which has accepted this product to be evaluated for pre-qualification in its global procurement scheme.

We believe 2015 will mark a number of significant events for the Company, including further development of the newly-formed U.S. sales team, the ex-US commercial expansion of the DPP® HIV-Syphilis Assay, the pursuit of a DPP® HIV-Syphilis Assay for the U.S. market, and progress on key product development and research initiatives that will strengthen DPP® as a branded platform technology.  We are optimistic that, the strategy we implemented in 2014 will  strengthen our base business in POC infectious disease testing, create new opportunities to leverage our patented DPP® technology, advance our key development programs and commercial partnerships, and establish the foundation for a successful 2015 and beyond.

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

Valuation of Inventories –

Inventories are stated at the lower of cost or market, using the first-in, first-out method (FIFO) to determine cost.  Our policy is to periodically evaluate the market value of the inventory and the stage of product life cycle, and record a reserve for any inventory considered slow moving or obsolete.    For example, each additional 1% of obsolete inventory would reduce such inventory by approximately $36,000.

Allowance for doubtful accounts –

Our policy is to review our accounts receivable on a periodic basis, no less than monthly.  On a quarterly basis an analysis is made of the adequacy of our allowance for doubtful accounts and adjustments are made accordingly.   The current allowance is approximately 1% of accounts receivable.  For example each additional 1% of accounts receivable that becomes uncollectible would reduce such balance of accounts receivable by approximately $83,000.

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

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on this evaluation, our Chief Executive and Chief Financial Officers concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

Directors and Executive Officers

John J. Sperzel (51), President, Chief Executive Officer and Director.  Mr. Sperzel was appointed Chief Executive Officer and President of Chembio Diagnostics, Inc. and a member of our Board in March 2014.  Prior to joining the Company, Mr. Sperzel, was the President and CEO of International Technidyne Corporation (ITC) from September 2011 to December 2013.  Mr. Sperzel served as President at Axis-Shield from September 2004 to September 2011.  He also has held senior leadership positions at Bayer Diagnostics (Siemens Dx), Instrumentation Laboratory, and Boehringer Mannheim Diagnostics (Roche Dx). Mr. Sperzel graduated from Plymouth State College in New Hampshire, with a B.S. in Business Administration/Management. He currently serves as an advisor to the board of the Diagnostic Marketing Association, and was the president of the board of that Association in 2007.  Mr. Sperzel's knowledge of, and experience in, the Company's specific business and its industry sector, together with the continuing current knowledge that he is accumulating about the Company in his position as CEO of the Company, made him an excellent candidate for serving on the Board.

Richard J. Larkin (58), Chief Financial Officer.  Mr. Larkin was appointed as Chief Financial Officer of Chembio Diagnostics, Inc. upon consummation of the merger in 2004.  Mr. Larkin oversees our financial activities and information systems.  Mr. Larkin has been the Chief Financial Officer of Chembio Diagnostic Systems Inc. since September 2003.  Prior to joining Chembio Diagnostic Systems Inc., Mr. Larkin served as CFO at Visual Technology Group ("VTG") from May 2000 to September 2003, and also led VTG's consultancy program that provided hands-on expertise in all aspects of financial service, including the initial assessment of client financial reporting requirements within an Enterprise Resource Planning (Manufacturing) environment through training and implementation.  Prior to joining VTG, he served as CFO at Protex International Corporation from May 1987 to January 2000.  Mr. Larkin holds a BBA in Accounting from Dowling College and is a member of the American Institute of Certified Public Accountants.

Javan Esfandiari (48), Chief Science and Technology Officer.  Mr. Esfandiari joined Chembio Diagnostic Systems, Inc, in 2000.  Mr. Esfandiari co-founded, and became a co-owner of Sinovus Biotech AB where he served as Director of Research and Development concerning lateral flow technology until Chembio Diagnostic Systems Inc. acquired Sinovus Biotech AB in 2000.  From 1993 to 1997, Mr. Esfandiari was Director of Research and Development with On-Site Biotech/National Veterinary Institute, Uppsala, Sweden, which was working in collaboration with Sinovus Biotech AB on development of veterinary lateral flow technology.  Mr. Esfandiari received his B.Sc. in Clinical Chemistry and his M. Sc. in Molecular Biology from Lund University, Sweden.  He has published articles in various veterinary journals and has co-authored articles on tuberculosis serology with Dr. Lyashchenko.

Sharon Klugewicz (47), Chief Operating Officer. Prior to joining the Company in September 2012, Ms. Klugewicz, served as Senior Vice President, Scientific & Laboratory Services at Pall Corporation (NYSE:PLL), a world leader in filtration, separation and purification technologies. Prior to that, Ms. Klugewicz held a number of positions at Pall Corporation over her 20-year tenure there, including in the Pall Life Sciences Division, in Marketing Product Management, and Field Technical Services, which included a position as Senior Vice President, Global Quality Operations. Ms. Klugewicz holds an M.S. in Biochemistry from Adelphi University and a B.S. in Neurobiology from Stony Brook University.

Dr. Gary Meller M.D. (64), Director.  Dr. Meller was elected to our Board of Directors on March 15, 2005, and currently serves on the Board's Audit, and Nominating And Corporate Governance Committees, including as Chairman of the Audit Committee.  Dr. Meller has been the president of CommSense Inc., a healthcare business development company, since 2001.  CommSense Inc. works with clients in Europe, Asia, North America, and the Middle East on medical information technology, medical records, pharmaceutical product development and financing, health services operations and strategy, and new product and new market development.  From 1999 until 2001 Dr. Meller was the executive vice president, North America, of NextEd Ltd., a leading internet educational services company in the Asia Pacific region.  Dr. Meller also was a limited partner and a member of the Advisory Board of Crestview Capital Master LLC, which was our largest shareholder. Dr. Meller is a graduate of the University of New Mexico School of Medicine and has an MBA from the Harvard Business School.  Dr. Meller's experience in the medical field both domestic and foreign (especially his experience with CommSense Inc.) as well as his financing experience make him an excellent candidate for serving on the board.

Kathy Davis (58), Director and Chair of the Board.  Ms. Davis was elected to the Board in May 2007, and was elected in March 2014 to serve as Chair of the Board.  She currently serves on the Board's Audit, Compensation, and Nominating And Corporate Governance Committees, including as Chair of the Nominating And Corporate Governance Committee.  In 2014, Ms. Davis also served on the Board's CEO Search Committee, and in 2013 she served on the Board's Special Committee for handling certain strategic opportunities.  Since January 2007, Ms. Davis has been the owner of Davis Design Group LLC, a company that provides analytical and visual tools for public policy design.  Previously, from February 2005 to December 2006, she served as the Chief Executive Officer of Global Access Point, a start-up company with products for data transport, data processing, and data storage network and hub facilities.  From October 2003 to January 2005, Ms. Davis was Lieutenant Governor of the State of Indiana, and from January 2000 to October 2003 was Controller of the City of Indianapolis.  From 1989 to 2003, Ms. Davis held leadership positions with agencies and programs in the State of Indiana including State Budget Director, Secretary of Family & Social Services Administration, and Deputy Commissioner of Transportation. From 1982 to 1989 Ms. Davis held increasingly senior positions with Cummins Engine, where she managed purchasing, manufacturing, engineering, and assembly of certain engine product lines.  Ms. Davis also led the startup of and initial investments by a $50 million Indiana state technology fund, serves on the not-for-profit boards of Noble of Indiana,
Lumina Foundation for Education, Indianapolis Foundation, Central Indiana Community Foundation, Western Governor's University Indiana, and Indiana University School of Public and Environmental Affairs.  She holds a Bachelor of Science in Mechanical Engineering from the Massachusetts Institute of Technology and an MBA from Harvard Business School.  Ms. Davis has varied experience in business, political and financial areas that made her an excellent candidate for serving on the Board.

Dr. Barbara DeBuono M.D., M.P.H., (59), Director. Dr. DeBuono, who was elected to the Company's Board of Directors in June 2011, currently serves on the Board's Compensation and Nominating And Corporate Governance Committees, including as Chair of the Compensation Committee.  Ms. DeBuono is a renowned expert in public health innovation, health policy, education and research. She currently serves as a consultant to both public and private entities involved in healthcare, healthcare policy and healthcare products.  From May 2011 to January 31,2012., Dr. DeBuono served as President and CEO of ORBIS International, which is dedicated to saving sight and eliminating avoidable blindness worldwide with headquarters in New York City.  Previously, from 2009-2011, Dr. DeBuono was Chief Medical Officer, Partner and Global Director of Health and Social Marketing at Porter Novelli, and from 2000-2008 she was Executive Director, Public Health and Government at Pfizer Inc.  Dr. DeBuono has served as Commissioner of Health for the state of New York and as Director of Health in Rhode Island and she was honored by the CDC Foundation in 2005 as one of five Public Health Heroes nationwide.  She serves as adjunct professor at The George Washington University School of Public Health, and is a co-founder of The MAIA Foundation, a charity dedicated to women's health in sub-Saharan Africa. A Fellow of the American College of Physicians, Dr. DeBuono received her B.A. from the University of Rochester, her M.D. from the University of Rochester School of Medicine, and a Masters in Public Health (M.P.H.) from Harvard University School of Public Health.  Dr. DeBuono's experience in and knowledge of, both domestic and international, public health services, public health innovations, and the medical field make her an excellent candidate for serving on the board.

Dr. Peter Kissinger, Ph.D. (70), Director. Dr. Kissinger, who was elected to the Company's Board of Directors in June 2011, currently serves on the Company's Audit, and Compensation Committees.  Dr. Kissinger is a scientist, entrepreneur and academic, with a multi-faceted career in biotechnology and biomedical technologies.  He is the founder of Bioanalytical Systems, Inc. (NASDAQ: BASI), which he led from 1974-2007, and is Professor of Chemistry at Purdue University, West Lafayette, Indiana.  Dr. Kissinger's academic research has involved the study of modern liquid chromatography techniques, and in vivo methodology for drug metabolism and the neurosciences.  Dr. Kissinger has published more than 240 scientific papers and is a Fellow of the American Association of Pharmaceutical Scientists and the American Association for the Advancement of Science.  In 2005, he became the Chairman of Prosolia, which markets mass spectrometry innovations for life science, industrial and homeland security applications.  In 2007, he and Candice Kissinger founded Phlebotics, Inc., a medical device company focused on diagnostic information for intensive care medicine. He is a columnist for the trade publication Drug Discovery News. Dr. Kissinger received a B.S. in Chemistry from Union College, Schenectady, N.Y. and a Ph.D. in Analytical Chemistry from the University of North Carolina in Chapel Hill.  Dr. Kissinger has knowledge of and experience in biotechnology and biomedical technologies as well as publicly-traded companies, all of which make him an excellent candidate for serving on the board.

Section 16(a) Beneficial Ownership Reporting Compliances

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and beneficial owners of more than 10% of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  The Company believes that during the year ended December 31, 2014, each person who was an officer, director and beneficial owner of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer, controller, and persons performing similar functions.  A copy of the Company's code of ethics is available on the Company's website at www.chembio.com.

Identification of Audit Committee; Audit Committee Financial Expert

The Company's board of directors has established an audit committee.  Katherine L. Davis, Dr. Pete Kissinger and Dr. Gary Meller each serves on the audit committee, with Dr. Meller serving as chairman.  The Company's board of directors has determined that Dr. Meller is an audit committee financial expert and is independent.

ITEM 11.	EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by the Company in each of the last two completed fiscal years for our principal executive officer and our two most highly compensated executive officers other than our principal executive officer whose annual compensation exceeded $100,000.

Name /		Salary[1]	Bonus[2]	Stock	Option Awards[3]	All Other Compensation[6]	Total
Principal		($)	($)	Awards	($)	($)	($)
Position	Year			($)
John J. Sperzel[4]	2014	$298,558	$-	$-	$669,625	$-	$968,183
CEO	2013	n/a	n/a	n/a	n/a	n/a	n/a

Lawrence A. Siebert[5,7]	2014	$84,703	$87,000	$-	$-	$147,462	$319,165
CEO	2013	$290,000	$50,750	$-	$21,610	$10,240	$372,600

Javan Esfandiari	2014	$315,000	$90,000	$-	$-	$9,825	$414,825
CSTO	2013	$292,462	$44,625	$-	$141,078	$8,697	$486,862

Sharon Klugewicz	2014	$259,616	$75,000	$-	$-	$4,182	$338,798
COO	2013	$233,642	$5,950	$-	$18,551	$3,542	$261,685

1 Salary is total base salary.  John Sperzel's salary reflects his base pay from commencement of his employment on March 13, 2014 until the end of 2014.
2 Bonuses earned in 2014 were partially based on reaching certain objectives, which included revenue dollar levels and operating profit levels.  Additional amounts earned were discretionary.
3 The estimated fair value of any option or common stock granted was determined in accordance with ASC 718, "Stock-Based Payment".
4 Mr. Sperzel also serves as a director on the Company's board of directors.  Mr. Sperzel does not receive any compensation for this director role.
5 Mr. Siebert also served as a director on the Company's board of directors until March 13, 2014.  Mr. Siebert did not receive any compensation for this director role.
6 Other compensation includes an employer match to 401(K) contributions and car allowances where applicable.
7 Mr. Siebert served as Chief Ececutive Officer of the Company until March 13, 2014, for which he received a salary at the annual rate of $290,000.  From March 13, 2014 to September 13, 2014, Mr. Siebert was a consultant to the Company pursuant to a six-month agreement for which he received total compensation of $145,000.  These consulting fees are included in the table under "All Other Compensation".
Mr. Sperzel.  Effective March 13, 2014 (the "Effective Date"), the Company entered into an Employment Agreement with John J. Sperzel III to serve as the Company's CEO for a term of three years.  Mr. Sperzel's annual base salary is $375,000, with the possibility of a discretionary, performance-based annual cash bonus of up to 40% of his base salary.  The Employment Agreement also provides for a grant of 250,000 options to purchase shares of the Company's common stock, 43,132 of which will be incentive stock options under the Company's 2008 Stock Incentive Plan (the "Plan"), and 206,868 of which will be non-qualified stock options. The options will become exercisable at the rate of 50,000 shares per year for each of the first through the fifth anniversary of the Effective Date.  In the event Mr. Sperzel's employment is terminated by reason of disability or for "cause," as defined in the Employment Agreement, all compensation, including his base salary, his right to receive a performance bonus, and the vesting of any unvested options, will cease as of his termination date, and Mr. Sperzel will receive no severance benefits.  If the Company terminates Mr. Sperzel's employment without cause or Mr. Sperzel terminates his employment for a reasonable basis, as defined in the Employment Agreement (which includes involuntary termination within a six-month period upon a "Change of Control"), then the Company will pay Mr. Sperzel his base salary for a period of six months as severance and all of his unvested stock options immediately shall become vested.  The Employment Agreement also contains provisions prohibiting Mr. Sperzel from (i) soliciting the Company's employees for a period of 24 months following his termination, (ii) soliciting the Company's customers, agents, or other sources of distribution of the Company's business for a period of twelve months following his termination, and (iii) except where termination is involuntary upon a "Change in Control," engaging or participating in any business that directly competes with the business activities of the Company in any market in which the Company is in business or plans to do business during the period in which he is entitled to severance, or for a period of six months if he is not entitled to severance payments under the Employment Agreement.  The foregoing description of the Employment Agreement is qualified in its entirety by reference to the full text of the Employment Agreement.
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

Ms. Klugewicz.  The Company entered into an employment agreement dated May 22, 2013 with Ms. Klugewicz (the "Employment Agreement"), effective May 22, 2013 (the "Effective Date").  The Agreement provides that she will serve as the Company's COO for a term of two years. Ms. Klugewicz will receive an annual salary of $250,000, with the option of a discretionary, performance-based annual cash bonus of up to 37.5% of her base salary. The Employment Agreement also provides for a grant of 5,000 options to purchase shares of the Company's common stock, vesting at a rate of 2,500 shares on each of the first and second anniversaries of the Effective Date. In the event Ms. Klugewicz's employment is terminated by reason of disability or for "cause", as defined in the Employment Agreement, all compensation including her base salary, her right to receive a performance bonus, and the vesting of any unvested options, will cease as of her termination date, and Ms. Klugewicz will receive no severance benefits. If the Company terminates Ms. Klugewicz's employment without cause or Ms. Klugewicz terminates her employment for a reasonable basis, as defined in the Employment Agreement (which definition includes involuntary termination within a six-month period upon a "Change of Control"), then the Company will pay Ms. Klugewicz her base salary for a period of six months as severance, and all her unvested stock options shall immediately become vested. The Employment Agreement also contains provisions prohibiting Ms. Klugewicz from (i) soliciting the Company's employees for a period of twenty-four months following her termination, (ii) soliciting the Company's customers, agents, or other sources of distribution of the Company's business for a period of twelve months following her termination, and (iii) for a period of twelve months following termination of this Agreement, except where termination is involuntary upon a "Change in Control," engaging or participating in any business that directly competes with the business activities of the Company in any market in which the Company is in business or plans to do business. The foregoing description of the Employment Agreement is qualified in its entirety by reference to the full text of the Employment Agreement.
Neither Mr. Larkin, Mr. Ippolito, Mr. Lambotte nor Mr. Steele has an employment contract with the Company.
Executive Bonus Plan
The Company has established a bonus plan for its executives who do not have a contract. For the fiscal year ended December 31, 2014, there were three executives eligible for this bonus plan.  Each executive can earn up to 25% of that executive's salary in the form of a cash bonus.  The Compensation Committee determined that 80% of the executive's bonus will be quantitative factors, based on the budget, and the other 20%, which will be based on other factors, will be discretionary.  For 2014, the quantitative 80% portion of the plan called for attaining certain revenue goals, and for attaining certain operating profit goals.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2014

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Option Vesting Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Foot- note
John J. Sperzel		25,000	3.4163	3/21/2021	3/13/2015			5
		25,000	3.4163	3/21/2021	3/13/2015			2
		18,132	3.4163	3/21/2021	3/13/2016			5
		31,868	3.4163	3/21/2021	3/13/2016			2
		50,000	3.4163	3/21/2021	3/13/2017			2
		50,000	3.4163	3/21/2021	3/13/2018			2
		50,000	3.4163	3/21/2021	3/13/2019			2

Javan Esfandiari	10,000		5.44	3/5/2018	3/5/2014			1
		10,000	5.44	3/5/2018	3/5/2015			1
		10,000	5.44	3/5/2018	3/5/2016			1
	4,765		5.56	2/26/2018	2/26/2013			4
	7,969		4.00	2/16/2017	2/16/2012			3
	12,500		2.16	3/4/2015	3/5/2013			1
	12,500		2.16	3/4/2015	3/5/2012			1
	12,500		2.16	3/4/2015	3/5/2010			1

Sharon Klugewicz	2,500		4.50	5/22/2018	5/22/2014			1
		2,500	4.50	5/22/2018	5/22/2015			1
	630		5.56	2/26/2018	2/26/2013			4
	12,000		4.45	9/4/2017	9/4/2013			5
	12,000		4.45	9/4/2017	9/4/2014			5
		12,000	4.45	9/4/2017	9/4/2015			5

1 Options issued in connection with an employment contract and under the 2008 Stock Incentive Plan.
2 Options issued in connection with the start of employment with the Company and not under a Plan.
3 On February 16, 2012, the Company determined to grant on February 16, 2012, to certain employees of the Company, options to purchase an aggregate of 203,125 shares of the Company's common stock.  The exercise price for these options was the last traded market price for the Company's common stock on February 16, 2012, which was $4.00 per share.  The options become exercisable on the effective date of the grant.  Each option granted will expire and terminate, if not exercised sooner, upon the earlier to occur of (a) 30 days after termination of the employee's employment with the Company or (b) the fifth anniversary of the effective date of grant.

4 On February 26, 2013, the Company determined to grant on February 26, 20123 to certain employees of the Company, options to purchase an aggregate of 16,360 shares of the Company's common stock.  The exercise price for these options was the last traded market price for the Company's common stock on February 26, 2013, which was $5.56 per share.  The options become exercisable on the effective date of the grant.  Each option granted will expire and terminate, if not exercised sooner, upon the earlier to occur of (a) 30 days after termination of the employee's employment with the Company or (b) the fifth anniversary of the effective date of grant.

5 Options issued in connection with the start of employment with the Company and under the 2008 Stock Incentive Plan.

Director Compensation

Effective January 1, 2015, all non-employee directors are paid $25,000 annual fee in semi-annual payments, and once every five years, on the date of the annual meeting of shareholders at which directors are elected or re-elected (every 5 years), receive stock options to acquire, subject to vesting as described below, 46,875 shares of the Company's common stock, with an exercise price equal to the market price on the date of the grant.  Stock options to acquire 9,375 shares become exercisable on the date of grant, and options to acquire an additional 9,375 shares become exercisable on the date of each of the four succeeding annual meetings of shareholders if and to the extent that the non-employee director is reelected as a director at each such annual meeting.  Begining in April 2014, the non-employee board chair was paid a monthly fee of $6,500, and as of January 1, 2015, this monthly fee was adjusted to $4,167.  The audit committee chair is paid an annual fee of $2,500, paid semi-annually.  In addition, the non-employee directors are paid $1,000 for each board of directors' meeting attended, and paid $500 for each telephonic board of directors meeting.  The non-employee directors who are members of a committee of the board of directors are paid $500 for each committee meeting attended, or $750 for each committee meeting attended if that non-employee director is the committee chair.  Directors also may be paid for serving on ad hoc committees of the Board.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($) [1]	Option Awards ($) [2]	Total ($)
Katherine L. Davis	$105,750	$80,822	$186,752

Barbara DeBuono	52,000	-	52,500

Pete Kissinger	46,500	-	46,500

Gary Meller	31,000	80,822	111,822

1 Fees earned or paid in cash represents a yearly fee and fees for meeting expenses: (a) Ms. Davis received an $18,000 annual fee as a member of the board of directors, a $6,500 monthly fee as chair since April 2014 aggregating $58,500, $18,000 in fees as a member of the CEO Search Committee and $11,250 in meeting fees earned during 2014; (b) Dr. DeBuono received an $18,000 annual fee as a member of the board of directors, $24,000 in fees as chairperson of the CEO Search Committee and 10,000 in meeting fees; (c) Dr. Kissinger received an $18,000 annual fee as a member of the board of directors, $18,000 in fees as a member of the CEO Search Committee and $10,500 in meeting fees; (d) Dr. Meller received an $18,000 annual fee as a member of the board of directors, $2,500 in fees as chairperson of the Audit Committee and $10,500 in meeting fees.
2 Each non-employee member of the board of directors is granted, once every five years, the right to purchase 46,875 shares of the company's common stock with an exercise price equal to the market price on the date of the grant as part of annual non-employee board compensation. One-fifth of these options are exercisable on the date of grant, one-fifth become exercisable on the first anniversary of the date of grant, and additional one-fifths become exercisable on the second through fourth anniversaries of the date of grant. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model.
Compensation Committee Interlocks and Insider Participation

No executive officer of the Company served as a member of the Board of any other public company during the year ended December 31, 2014. No member of the Compensation Committee served as an executive officer of any other public company during the year ended December 31, 2014. No interlocking relationship exists between the members of our Compensation Committee and the Board or compensation committee of any other company.  As of March 1, 2015, the members of the Compensation Committee were Dr. Barbara DeBuono (Chairman), Katherine Davis, and Dr. Peter Kissinger, each of whom is deemed by the Board of Directors to be independent.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors, each of our "named executive officers", and all of our directors and executive officers as a group as of March 1, 2015.
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
John J. Sperzel (1) 3661 Horseblock Road Medford, NY 11763	50,000	0.52%

Esfandiari, Javan (2) 3661 Horseblock Road Medford, NY 11763	144,844	1.50%

Larkin, Richard (3) 3661 Horseblock Road Medford, NY 11763	66,514.69%

Ippolito, Tom (4) 3661 Horseblock Road Medford, NY 11763	38,916.40%

Steele, Michael (5) 3661 Horseblock Road Medford, NY 11763	24,785.26%

Klugewicz, Sharon (6) 3661 Horseblock Road Medford, NY 11763	37,130.38%

Meller, Gary (7) 3661 Horseblock Road Medford, NY 11763	114,375	1.19%

Davis, Katherine L. (8) 3661 Horseblock Road Medford, NY 11763	67,671.70%

DeBuono, Barbara (9) 3661 Horseblock Road Medford, NY 11763	39,454.41%

Kissinger, Peter (10) 3661 Horseblock Road Medford, NY 11763	41,254.43%

GROUP (11)	623,143	6.29%

Wellington Management Company, LLP 280 Congress Street Boston, MA 02210	1,050,280	10.91%

Norman H. Pessin 366 Madison Ave, 14th Floor New York, NY 10017	616,476	6.40%

Beneficial ownership is determined in accordance with the Rule 13d-3(a) of the Securities Exchange Act of 1934, as amended, and generally includes voting or investment power with respect to securities.  Except as subject to community property laws, where applicable, the person named above has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by that person.

The beneficial ownership percent in the table is calculated with respect to the number of shares (9,627,248) of the Company's common stock outstanding as of March 1, 2015; and with respect to each stockholder, the denominator is the sum of the number of common shares outstanding and the number, if any, of outstanding options included in that stockholder's beneficial ownership.  Each stockholder's beneficial ownership is calculated as the number of shares of common stock owned plus the number of shares of common stock into which any preferred stock, warrants, options or other convertible securities owned by that stockholder can be converted within 60 days.

The term "named executive officer" refers to our principal executive officer, our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at the end of 2014, and two additional individuals for whom disclosure would have been provided but for the fact that the individuals were not serving as executive officers of the Company at the end of 2014.

(1)	Includes 50,000 shares issuable upon exercise of options exercisable within 60 days. Does not include 200,000 shares issuable upon exercise of options that are not exercisable within the next 60 days.
(2)	Includes 32,734 shares issuable upon exercise of options exercisable within 60 days. Does not include 10,000 shares issuable upon exercise of options that are not exercisable within the next 60 days.
(3)	Includes 23,217 shares issuable upon exercise of options exercisable within 60 days.
(4)	Includes 20,399 shares issuable upon exercise of options exercisable within 60 days.
(5)	Includes 24,785 shares issuable upon exercise of options exercisable within 60 days. Does not include 12,000 shares issuable upon exercise of options that are not exercisable within the next 60 days.
(6)	Includes 27,130 shares issuable upon exercise of options exercisable within 60 days. Does not include 14,500 shares issuable upon exercise of options that are not exercisable within the next 60 days.
(7)	Includes 9,375 shares issuable upon exercise of options exercisable within 60 days. Does not include 37,500 shares issuable upon exercise of options that are not exercisable within the next 60 days.
(8)	Includes 9,375 shares issuable upon exercise of options exercisable within 60 days. Does not include 37,500 shares issuable upon exercise of options that are not exercisable within the next 60 days.
(9)	Includes 39,454 shares issuable upon exercise of options exercisable within 60 days. Does not include 9,375 shares issuable upon exercise of options that are not exercisable within the next 60 days.
(10)	Includes 39,454 shares issuable upon exercise of options exercisable within 60 days. Does not include 9,375 shares issuable upon exercise of options that are not exercisable within the next 60 days.
(11)	Includes footnotes (1)-(10).

Equity Compensation Plan Information

	Combined Equity Compensation Plans - Information as of December 31, 2014
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders[1]	691,869	$3.66	728,173
Equity compensation plans not approved by security holders	-	-	-
Total	691,869	$3.66	728,173

1 The "Number of Securities to be Issued Upon Exercise of Outstanding Warrants and Rights" represents 355,251 from the 2008 Stock Incentive Plan, 129,750 under the 2014 Stock Incentive Plan and 206,868 issued outside of the Plans.   The 2008 Stock Incentive Plan was increased by 125,000 units at the Annual Stockholder meeting held September 23, 2011.  The "Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans" represents 57,923 from the 2008 Stock Incentive Plan and 670,250 under the 2014 Stock Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The executive officers of the Company are as follows: John J. Sperzel, president, chief executive officer and member of the board of directors of the Company, Sharon Klugewicz, chief operating officer, Richard J. Larkin, chief financial officer of the Company, and Javan Esfandiari, Chief Science and Technology Officer of the Company.

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

The Company entered into an employment agreement effective March 5, 2013, with Mr. Esfandiari to continue as the Company's Senior Vice President of Research and Development for an additional term of three years through March 5, 2016.  The Company also entered into an employment agreement effective May 22, 2013, with Ms. Klugewicz to serve as Chief Operating Officer for a term of two years.   On March 13, 2014, Mr. Siebert, the former Chief Executive Officer, retired from the Company and entered into a six-month Consulting Agreement with the Company.  On March 13, 2014, the Company entered into an employment agreement (the "Employment Agreement") with John J. Sperzel III to serve as its Chief Executive Officer beginning on March 13, 2014.    See Item 11 for additional information.

Director Independence

Our common stock trades on the NASDAQ.  Accordingly, we are subject to the corporate the governance standards of NASDAQ, which require, among other things, that the majority of the board of directors be independent. We define an "independent" director in accordance with the NASDAQ Global Market's requirements for independent directors.  Under this definition, we have determined that each of Katherine Davis, Barbara DeBuono, Peter Kissinger, and Gary Meller currently qualify as independent directors.  We do not list this "independent" definition on our internet website.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the years ended December 31, 2014 and 2013 the Company engaged BDO USA, LLP as its independent accounting firm to perform an audit of the Company's annual financial statements included on Form 10-K, including reviews of the quarterly financial statements and assistance with and review of documents filed with the SEC, for $128,000 and $159,950 respectively in fees.

Audit-Related Fees

For the years ended December 31, 2014 and 2013, the Company's independent accounting firm, BDO USA, LLP, did not provide the Company with any assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements that are not reported above under "Audit Fees."

Tax Fees

For the years ended December 31, 2014 and 2013, the Company's independent accounting firm, BDO USA, LLP, billed the Company $18,350 and $17,500, respectively for professional services for tax compliance, tax advice and tax planning.

All Other Fees

For the years ended December 31, 2014 and 2013, the Company's independent accounting firm, BDO USA, LLP, did not provide the Company with any services for other matters.

Audit Committee Pre-Approval Policies

The Audit Committee approves in advance all audit and non-audit services performed by the independent accounting firm.  There are no other specific policies or procedures relating to the pre-approval of services performed by the independent accounting firm.

ITEM 15.

EXHIBITS INDEX
Number	Description
3.1	Articles of Incorporation, as amended. (1)
3.2	Amended and Restated Bylaws. (2)
4.1	Form of Employee Option Agreement, for 1999 Plan. (3)
4.2	1999 Equity Incentive Plan, as amended. (4)
4.3	2008 Stock Incentive Plan, as amended. (4)
4.4	Form of Option, for 2008 Stock Incentive Plan (5)
4.5	2014 Stock Incentive Plan (6)
4.6	Form of Option, for 2014 Stock Incentive Plan (7)
4.7	Rights Agreement, dated March 8, 2010 (8)
4.8	Form of Warrant (to be filed by amendment)
10.1*	Employment Agreement dated March 13, 2014 with John J. Sperzel III (5)
10.2*	Employment Agreement dated March 5, 2013 with Javan Esfandiari (9).
10.3*	Employment Agreement dated May 22, 2013 with Sharon Klugewicz (10)
10.3	HIV Barrel License, Marketing and Distribution Agreement, dated as of September 29, 2006, by and among the Registrant, Alere and StatSure. (11)
10.4	HIV Cassette License, Marketing and Distribution Agreement, dated as of September 29, 2006, between the Registrant and Alere. (11)
10.5	Non-Exclusive License, Marketing and Distribution Agreement, dated as of September 29, 2006, between the Registrant and Alere. (11)
10.6	Joint HIV Barrel Product Commercialization Agreement, dated as of September 29, 2006, between the Registrant and StatSure. (11)
10.8	Secured Revolving Demand Note, dated as of April 30, 2013, by and among the Registrant, Chembio Diagnostics Systems, Inc. and HSBC Bank, NA (10)
10.9	Loan and Security Agreement, dated as of April 30, 2013, by and among the Registrant, Chembio Diagnostics Systems, Inc. and HSBC Bank, NA (10)
10.10	2015 Omnibus Agreement
14.1	Ethics Policy (12)
21	List of Subsidiaries
23.1	Consent of BDO USA, LLP, Independent Registered Public Accountants.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

1	Incorporated by reference to the Registrant's annual report on Form 10-KSB filed with the Commission on March 31, 2005.
2
Incorporated by reference to the Registrant's registration statement on Form SB-2 (File No. 333-85787) filed with the Commission on August 23, 1999 and the Registrant's Forms 8-K filed on May 14, 2004, December 20, 2007 and April 18, 2008.

3	Incorporated by reference to the Registrant's annual report on Form 10-KSB filed with the Commission on March 12, 2008.
4	Incorporated by reference to the Registrant's definitive proxy statement on Schedule 14A filed with the Commission on Auguust 3, 2012.
5	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 8, 2014.
6	Incorporated by reference to the Registrant's definitive proxy statement on Schedule 14A filed with the Commission on April 29, 2014.
7	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 7, 2014.
8	Incorporated by reference to the Registrant's registration statement on Form 8-A filed with the Commission on March 11, 2010.
9	Incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the Commission on March 7, 2013.
10	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 8, 2013.
11	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on October 5, 2006.
12	Incorporated by reference to the Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 2006.
(*)	An asterisk (*) beside an exhibit number indicates the exhibit contains a management contract, compensatory plan or arrangement which is required to be identified in this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEMBIO DIAGNOSTICS, INC.

Date: March 5, 2015	By	/s/ John J. Sperzel
John J. Sperzel
President, Chief Executive Officer and
Member of the Board

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John J. Sperzel	Chief Executive Officer, President and	March 5, 2015
John J. Sperzel	Member Of The Board
(Principal Executive Officer)

/s/ Richard J. Larkin	Chief Financial Officer (Principal Financial &	March 5, 2015
Richard J. Larkin	Accounting Officer)

/s/ Gary Meller	Director	March 5, 2015
Gary Meller

/s/ Katherine L. Davis	Director & Chair of the Board	March 5, 2015
Katherine L. Davis

/s/ Peter T. Kissinger	Director	March 5, 2015
Peter T. Kissinger

/s/ Barbara DeBuono	Director	March 5, 2015
Barbara DeBuono

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY

Index to Consolidated Financial Statements

—INDEX—

Page(s)
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements:

Balance Sheets December 31, 2014 and 2013	F-2

Statements of Operations for each of the years ended December 31, 2014 and 2013	F-3

Statements of Changes in Stockholders' Equity for each of the years ended December 31, 2014 and 2013	F-4

Statements of Cash Flows for each of the years ended December 31, 2014 and 2013	F-5

Notes to Consolidated Financial Statements	F-6 - F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 Board of Directors and Stockholders of
Chembio Diagnostics, Inc.
Medford, New York

We have audited the accompanying consolidated balance sheets of Chembio Diagnostics, Inc. and Subsidiary (the "Company") as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chembio Diagnostics, Inc. and Subsidiary as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BDO USA, LLP

/s/ BDO USA, LLP

Melville, New York
March 5, 2015

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF

- ASSETS -

	December 31, 2014	December 31, 2013
CURRENT ASSETS:
Cash and cash equivalents	$4,614,538		$9,650,275
Accounts receivable, net of allowance for doubtful accounts of $52,000 and $24,000 at December 31, 2014 and 2013, respectively	8,338,889		4,592,121
Inventories	3,638,299		3,188,726
Prepaid expenses and other current assets	1,066,473		1,099,379
TOTAL CURRENT ASSETS	17,658,199		18,530,501

FIXED ASSETS, net of accumulated depreciation	2,797,929		1,978,232

OTHER ASSETS:
Deferred tax asset, net of valuation allowance	4,031,302		3,590,207
License agreements, net of current portion	256,875		326,875
Deposits on manufacturing equipment	20,017		16,410
Deposits and other assets	245,870		44,367

TOTAL ASSETS	$25,010,192		$24,486,592

- LIABILITIES AND STOCKHOLDERS' EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$4,946,030		$4,309,490
Deferred revenue	340,000		-
TOTAL CURRENT LIABILITIES	5,286,030		4,309,490

TOTAL LIABILITIES	5,286,030		4,309,490

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock – 10,000,000 shares authorized, none outstanding	-		-
Common stock - $.01 par value; 100,000,000 shares authorized, 9,611,139 and 9,324,783 shares issued and outstanding for 2014 and 2013, respectively	96,112		93,248
Additional paid-in capital	47,556,426		46,875,027
Accumulated deficit	(27,928,376)		(26,791,173)
TOTAL STOCKHOLDERS' EQUITY	19,724,162		20,177,102

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,010,192	$	$ 24,486,592

See accompanying notes to condensed consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED

	For the years ended
	December 31, 2014	December 31, 2013
REVENUES:
Net product sales	$25,949,769	$27,515,786
License and royalty revenue	23,257	4,906
R&D, milestone and grant revenue	1,672,258	2,028,917
TOTAL REVENUES	27,645,284	29,549,609

Cost of product sales	16,831,261	17,249,450

GROSS MARGIN	10,814,023	12,300,159

OPERATING EXPENSES:
Research and development expenses	4,832,537	5,834,249
Selling, general and administrative expenses	7,531,739	5,461,083
	12,364,276	11,295,332
(LOSS) INCOME FROM OPERATIONS	(1,550,253)	1,004,827

OTHER:
Other income	(5,707)	7,500
Interest income	5,839	5,778
Interest expense	-	(335)
	132	12,943

(LOSS) INCOME BEFORE INCOME TAXES (BENEFIT)	(1,550,121)	1,017,770

Income tax (benefit) provision	(412,918)	486,952

NET (LOSS) INCOME	$(1,137,203)	$530,818

Basic earnings per share	$(0.12)	$0.06

Diluted earnings per share	$(0.12)	$0.06

Weighted average number of shares outstanding, basic	9,530,320	8,994,080

Weighted average number of shares outstanding, diluted	9,530,320	9,519,968

See accompanying notes to condensed consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount	Amount	Amount	Amount
Balance at December 31, 2012	8,036,232	$80,362	$41,116,149	$(27,321,991)	$13,874,520

Common Stock:
New Stock from Offering	1,200,000	12,000	5,396,462	-	5,408,462

Options:
Exercised	88,551	886	30,546	-	31,432
Stock option compensation	-	-	331,870	-	331,870

Net income	-	-	-	530,818	530,818

Balance at December 31, 2013	9,324,783	$93,248	$46,875,027	$(26,791,173)	$20,177,102

Options:
Exercised	286,356	2,864	234,299	-	237,163
Stock option compensation	-	-	447,100	-	447,100

Net loss	-	-	-	(1,137,203)	(1,137,203)

Balance at December 31, 2014	9,611,139	$96,112	$47,556,426	$(27,928,376)	$19,724,162

See accompanying notes to consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED

	December 31, 2014	December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers and grants	$23,898,516	$29,778,845
Cash paid to suppliers and employees	(27,724,654)	(27,506,674)
Interest received	5,839	5,778
Interest paid	-	(335)
Net cash (used in) provided by operating activities	(3,820,299)	2,277,614

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of and deposits on fixed assets	(1,452,601)	(885,609)
Net cash used in investing activities	(1,452,601)	(885,609)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from option and warrant exercises	237,163	31,432
Proceeds from sale of common stock, net	-	5,408,462
Payment of loan obligation	-	(133,483)
Net cash provided by financing activities	237,163	5,306,411

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,035,737)	6,698,416
Cash and cash equivalents - beginning of the period	9,650,275	2,951,859

Cash and cash equivalents - end of the period	$4,614,538	$9,650,275

RECONCILIATION OF NET (LOSS) INCOME TO NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:

Net (Loss) Income	$(1,137,203)	$530,818
Adjustments:
Depreciation and amortization	739,297	607,822
Provision for (benefit from) deferred taxes	(403,375)	458,154
Provision for (recovery of) doubtful accounts	28,000	(34,000)
Share based compensation	447,100	331,870
Changes in assets and liabilities:
Accounts receivable	(3,774,768)	263,236
Inventories	(449,573)	(700,655)
Prepaid expenses and other current assets	32,906	(159,583)
Deposits and other assets	(279,223)	(2,391)
Accounts payable and accrued liabilities	636,540	1,005,567
Customer deposits and deferred revenue	340,000	(23,224)
Net cash (used in) provided by operating activities	$(3,820,299)	$2,277,614

Supplemental disclosures for non-cash investing and financing activities:
Deposits on manufacturing equipment transferred to fixed assets	$603,627	$521,561

See accompanying notes to condensed consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 1 — DESCRIPTION OF BUSINESS:

Chembio Diagnostics, Inc. and its subsidiary, Chembio Diagnostic Systems, Inc. (collectively, the "Company" or "Chembio"), develop, manufacture, and market rapid diagnostic tests that detect infectious diseases. The Company's main lateral flow products are three rapid tests for the detection of HIV antibodies in whole blood, serum and plasma samples, two of which were approved by the FDA in 2006; the third is sold for export only.  Lateral Flow Rapid HIV tests represented nearly 37% of the Company's product revenues in 2014.   The Company's products based on its patented DPP® platform represented approximately 60% of the Company's product revenues in 2014. The Company also has other rapid tests that together represented approximately 3% of sales in 2014.   The Company's products are sold to medical laboratories and hospitals, governmental and public health entities, non-governmental organizations, medical professionals and retail establishments both domestically and internationally. Chembio's products are sold under the Company's STAT-PAK®, SURE CHECK® or DPP® registered trademarks, or under the private labels of its marketing partners, for example the Clearview® label owned by Alere, Inc. ("Alere"), which is the Company's exclusive marketing partner for one of its rapid HIV lateral flow test products in the United States.  These products employ lateral flow technologies that are proprietary and/or licensed to the Company.  All of the Company's products that are currently being developed are based on its patented Dual Path Platform (DPP®), which is a unique diagnostic point-of-care platform that has certain advantages over lateral flow technology.  In December 2012, the Company received FDA approval for its DPP® HIV 1/2 Assay for the detection of HIV antibodies in saliva, whole blood, serum and plasma samples, which was CLIA-Waived in October 2014.

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
DECEMBER 31, 2014 AND 2013

(e)	Concentrations of Credit Risk:

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash instruments with well-known financial institutions and, at times, may maintain balances in excess of the FDIC insurance limit.  The Company monitors the credit ratings of the financial institutions to mitigate this risk.  Concentration of credit risk with respect to trade receivables is principally mitigated by the Company's ability to obtain letters of credit from certain foreign customers, and its diverse customer base both in number of customers and geographic locations.  As of December 31, 2014, we have a significant concentration of outstanding credit with one customer in Brazil.  We currently do not require collateral for accounts receivable.

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

In February 2008, the Company entered into a sublicense agreement for which it had initially recorded an asset of $1,000,000.  This asset is being expensed over an estimated economic life of ten years, based on the expected lifespan of our then current HIV products.  The current portion of this asset is $100,000 as of December 31, 2014 and 2013 and is reported in prepaid expenses and other current assets.  The long-term portion as of December 31, 2014 and 2013 is $200,000 and $300,000, respectively and is reflected in other assets on the consolidated balance sheet.

(i)	Impairment of Long-Lived Assets and Intangible Assets

Long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment.  If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable.  In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value.  We believe that the carrying values of our long-lived tangible and intangible assets were realizable at December 31, 2014 and 2013, respectively.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013
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

(n)	Earnings Per Share

The following weighted average shares were used for the computation of basic and diluted earnings per share:

	For the years ended
	December 31, 2014	December 31, 2013
Basic	9,530,320	8,994,080
	-	-
Diluted	9,530,320	9,519,968

Basic earnings per share is computed by dividing net earnings attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share for the year ended December 31, 2014 and 2013 reflects the potential dilution from the exercise or conversion of other securities into common stock.

The following securities, presented on a common share equivalent basis, have been used in the diluted per share computations:

	For the years ended
	December 31, 2014	December 31, 2013
1999, 2008 and 2014 Plan Stock Options	-	525,888

There were 798,475 and 169,662 options and warrants outstanding as of December 31, 2014 and 2013, respectively, which were not included in the calculation of diluted income per share for the years ended because their effect would have been anti-dilutive.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

(o)	Recent Accounting Pronouncements Affecting the Company:

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under accounting principles generally accepted in United States ("U.S. GAAP"). The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

NOTE  3 — INVENTORIES:

Inventories consist of the following at:

	December 31, 2014	December 31, 2013
Raw materials	$2,323,863	$1,710,627
Work in process	346,494	464,481
Finished goods	967,942	1,013,618
	$3,638,299	$3,188,726

NOTE  4 — FIXED ASSETS:

Fixed assets consist of the following at:

	December 31, 2014	December 31, 2013
Machinery and equipment	$3,508,944	$3,158,265
Furniture and fixtures	388,040	352,923
Computer and telephone equipment	315,916	167,045
Leasehold improvements	1,955,817	1,016,783
Automobiles	-	37,061
	6,168,717	4,732,077
Less accumulated depreciation and amortization	(3,370,788)	(2,753,845)
	$2,797,929	$1,978,232

There were no capital leases at the end of December 31, 2014.   Fixed assets at December 31, 2014 also include $315,000 in equipment, which has been delivered and set-up but is undergoing validation and as such is currently not being depreciated.   Depreciation expense for the 2014 and 2013 years aggregated $616,943 and $505,000, respectively.

As of December 31, 2014 and 2013, the Company had paid deposits on various pieces of equipment aggregating $20,017 and $16,410, respectively.  The Company is further committed to an additional obligation of $9,000 as various milestones are achieved by the various vendors.

NOTE  5 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

Accounts payable and accrued liabilities consist of the following at:

	December 31, 2014	December 31, 2013
Accounts payable – suppliers	$1,980,120	$1,815,369
Accrued commissions	947,451	371,905
Accrued royalties / license fees	1,034,062	1,028,286
Accrued payroll	106,487	328,564
Accrued vacation	219,924	203,444
Accrued bonuses	265,500	317,372
Accrued expenses – other	392,486	244,550
TOTAL	$4,946,030	$4,309,490

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013
NOTE  6 — DEFERRED RESEARCH AND DEVELOPMENT REVENUE:

The Company recognizes income from R&D milestones when those milestones are reached and non-milestone contracts and grants when earned.  Grants are invoiced after expenses are incurred. Any projects or grants funded in advance are deferred until earned. As of December 31, 2014, there were $340,000 unearned advanced revenues.

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

The Company currently maintains its operating, payroll, and primary cash accounts at HSBC. As of December 31, 2014, nothing had been drawn down on the Demand Note and all covenants were met.

NOTE  8 — INCOME TAXES:

The (benefit from) provision for income taxes for the years ended December 31, 2014 and 2013, is comprised of the following:

	2014	2013
Current
Federal	$(16,119)	$27,175
State	6,576	1,623
Total current (benefit) provision	(9,543)	28,798

Deferred
Federal	(449,452)	454,439
State	46,077	3,715
Total deferred (benefit) provision	(403,375)	458,154

Total (benefit) provision	$(412,918)	$486,952

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013
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

After applying the above limitations, at December 31, 2014, the Company has post-change net operating loss carry-forwards of approximately $11,696,561 which expire between 2020 and 2034.  In addition the Company has research and development tax credit carryforwards of approximately $1,175,725 for the year ended December 31, 2014, which expire between 2025 and 2034.

	2014	2013
Current assets
Inventory reserves	$311,931	$307,080
Accrued expenses	286,616	329,187
Net current deferred asset	$598,547	$636,267

Noncurrent assets
Net operating loss carry-forwards	$3,986,618	$3,616,089
Research and development credit	1,175,725	1,052,166
Other credits	107,967	124,413
Other	149,923	107,808
Gross noncurrent deferred tax assets	5,420,233	4,900,476
Depreciation	(213,206)	(258,103)
Noncurrent deferred tax assets	5,207,027	4,642,373
Less valuation allowances	(1,175,725)	(1,052,166)
Net noncurrent deferred tax assets	$4,031,302	$3,590,207

A reconciliation of the Federal statutory rate to the effective rate applicable to income (loss) before income taxes is as follows:

	Year Ending December 31,
	2014	2013
Federal income tax at statutory rates	(34.00)%	34.00%
State income taxes, net of federal benefit	.28%	0.47%
Nondeductible expenses	4.54%	10.27%
Change in valuation allowance	9.47%	33.48%
Tax credits	(9.47)%	(33.48)%
Change in tax rates	1.96%	3.10%
Other	.58%	(0.01)%
Income tax (benefit)	(26.64)%	47.83%

Interest and penalties, if any, related to income tax liabilities are included in income tax expense.  As of December 31, 2014, the Company does not have a liability for uncertain tax positions.

The Company files Federal and New York state income tax returns.  Tax years for fiscal 2011 through 2013 are open and potentially subject to examination by the federal and New York state taxing authorities.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013
NOTE  9 — STOCKHOLDERS' EQUITY:

(a)	Common Stock

During 2014, options to purchase 318,750 shares of the Company's common stock were exercised, either for cash or cashless into 286,356 shares of common stock at an exercise price of $1.04.

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

During the fourth quarter of 2014, the Company issued 36,000 options to purchase common stock to a newly-hired vice-president of the Company.  The options are exercisable in three equal annual installments starting on the first anniversary of the date of issue.  The options issued have an exercise price of $4.35 per share, which was  the last traded price of the common stock on the day issued.  The options expire five years from date of issue.

During the second quarter of 2014 the Company issued options to two of its directors pursuant to the Company's compensation policy for directors.  Each director was issued 46,875 options to purchase common stock.  The options are exercisable in five equal annual installments starting on the date of issue.  The options issued have an exercise price of $3.480 per share, which was  the last traded price of the common stock on the day issued.  The options expire five years from date of issue.

The Company entered into an employment agreement, effective March 13, 2014 ("Employment Agreement"), with Mr. Sperzel to serve as the Company's Chief Executive Officer, which included issuing incentive and non-incentive stock options to purchase 250,000 shares of the Company's common stock.  The options become exercisable in five equal annual installments starting on the first anniversary of the effective date of the Employment Agreement.  The exercise price for these options was to be equal to the volume-weighted average trading price for the Company's common stock on March 13, 2014, which was $3.416 per share. The options expire seven years from date of issue.

The Company entered into an employment agreement effective May 22, 2013 ("Employment Agreement"), with Ms. Klugewicz to serve as the Company's Chief Operating Officer, which included issuing incentive stock options to purchase 5,000 shares of the Company's common stock. The options become exercisable in two equal annual installments starting on the first anniversary of the date of issue. The exercise price for these options was to be equal to the last traded price for the Company's common stock on May 22, 2013, which was $4.50 per share. Each option granted will expire and terminate, if not exercised sooner, upon the earlier to occur of (a) 30 days after termination of the employee's employment with the Company or (b) the fifth anniversary of the effective date of the grant.

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

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013
The Company entered into an employment agreement effective March 5, 2013 ("Employment Agreement"), with Mr. Esfandiari to continue as the Company's Senior Vice President of Research and Development, which included issuing incentive stock options to purchase 30,000 shares of the Company's common stock. The options become exercisable in three equal annual installments starting on the first anniversary of the date of issue.  The exercise price for these options was to be equal to the last traded price for the Company's common stock on March 5, 2013, which was $5.44 per share. Each option granted will expire and terminate, if not exercised sooner, upon the earlier to occur of (a) 30 days after termination of the employee's employment with the Company or (b) the fifth anniversary of the effective date of the grant.

(d)	Warrants

As of December 31, 2014 and 2013, the Company had no warrants outstanding to purchase shares of common stock.

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

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013
NOTE  11 — EMPLOYEE STOCK OPTION PLAN:

The Company has a 1999 Stock Option Plan ("SOP") originally covering 187,500 shares of Common Stock. Under the terms of the SOP, the Compensation Committee of the Company's board is authorized to grant incentive options to key employees and to grant non-qualified options to key employees and key individuals. The options become exercisable at such times and under such conditions as determined by the Compensation Committee.  The SOP was amended at the Company's 2005 stockholders' meeting.  The number of options under the SOP was increased to cover 375,000 shares of common stock.  It was also amended to allow independent directors to be eligible for grants under the portion of the SOP concerning non-qualified options.  As of December 31, 2014, there were no outstanding options under this SOP.   No additional options may be issued under the SOP more than 10 years after its adoption

Effective June 3, 2008, the Company's stockholders voted to approve the 2008 Stock Incentive Plan ("SIP"), with 625,000 shares of Common Stock available to be issued.  At the Annual Stockholder meeting on September 22, 2011 the Company's stockholders voted to approve an increase to the shares of Common Stock issuable under the SIP by 125,000 to 750,000.  Under the terms of the SIP, the Compensation Committee of the Company's Board has the discretion to select the persons to whom awards are to be granted. Awards can be stock options, restricted stock and/or restricted stock units. The awards become vested at such times and under such conditions as determined by the Compensation Committee.  As of December 31, 2014, there were 336,826 options exercised, 355,251 options outstanding and 57,923 options still available to be issued under the SIP.

Effective June 19, 2014, the Company's stockholders voted to approve the 2014 Stock Incentive Plan ("SIP14"), with 800,000 shares of Common Stock available to be issued.  Under the terms of the SIP14, the Compensation Committee of the Company's Board has the discretion to select the persons to whom awards are to be granted. Awards can be stock options, restricted stock and/or restricted stock units. The awards become vested at such times and under such conditions as determined by the Compensation Committee.  As of December 31, 2014, there were no options exercised, 129,750 options outstanding and 670,250 options still available to be issued under the SIP14.

The Company's results for the years ended December 31, 2014 and 2013 include stock-based compensation expense totaling $447,100 and $332,000, respectively.  Such amounts have been included in the Consolidated Statements of Operations within cost of goods sold ($700 and $78,000, respectively), research and development ($44,500 and $106,000, respectively) and selling, general and administrative expenses ($401,900 and $148,000, respectively).  In accordance with ASC 718 the Company has not recorded a deferred tax asset related to the net operating losses resulting from the exercise of disqualifying stock options in the accompanying financial statements. The cumulative amount of unrecognized tax benefits at December 31, 2014 was immaterial, and if the Company is able to utilize this benefit in the future it would result in a credit to additional paid-in capital.

Stock option compensation expense in the years ended December 31, 2014 and 2013 represents the estimated fair value of options outstanding which is being amortized on a straight-line basis over the requisite vesting period of the entire award.

The weighted average estimated fair value of stock options granted in the years ended December 31, 2014 and 2013 was $3.52 and $3.99 per share, respectively.  The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based on the Company's historical experience with similar type options.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013
The weighted-average assumptions made in calculating the fair values of options are as follows:

For the years ended
	December 31, 2014	December 31, 2013
Expected term (in years)	4.5-6.3	4-5
Expected volatility	61.50-96.10%	99.60-115.77%
Expected dividend yield	n/a	n/a
Risk-free interest rate	.83-1.52%	.34-0.34%

The Company granted 379,750 new options during the year ended December 31, 2014 to employees at an average exercise price of $3.52 per share.

The following table provides stock options activity for the year ended December 31, 2014:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2013	656,398	$2.57	1.65 years	$801,888

Granted	379,750	$3.52
Exercised	318,750	$1.04		$341,729
Forfeited/expired/cancelled	25,529	$3.17
Outstanding at December 31, 2014	691,869	$3.66	3.97 years	$334,636

Exercisable at December 31, 2014	265,619	$3.67	1.94 years	$158,149

The following table summarizes information about stock options outstanding at December 31, 2014:

	Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Shares	Average Remaining Contract Life (Year)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$ 0.000 to 3.500	475,000	4.50	$3.21	$332,500	131,250	$2.71	$157,500
3.501 to 4.500	153,744	2.54	4.28	-	103,244	4.24	-
4.501 to 8.000	75,625	2.90	5.30	-	43,625	5.28	-
Total	704,369	3.90	$3.67	$332,500	278,119	$3.68	$157,500

As of December 31, 2014, there was $631,000 of net unrecognized compensation cost related to stock options that are not vested, which is expected to be recognized over a weighted average period of approximately 2.38 years.  The total fair value of shares vested during the years ended December 31, 2014 and 2013, was $283,000 and $118,000, respectively.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013
NOTE 12 — GEOGRAPHIC INFORMATION AND ECONOMIC DEPENDENCY:

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

The Company produces only one group of similar products known collectively as "rapid medical tests". Management believes that it operates in a single business segment. Net sales by geographic area are as follows:

	For the years ended
	December 31, 2014	December 31, 2013
Africa	$2,097,353	$4,352,731
Asia	96,061	115,889
Europe	191,947	99,146
North America	11,134,691	9,730,557
South America	12,429,717	13,217,463
	$25,949,769	$27,515,786

Sales to Africa decreased in 2014 primarily due to decreased sales in Uganda by approximately $1,672,000, Nigeria by approximately $226,000 and Ethiopia by approximately $70,000.  Sales in Asia decreased slightly by $20,000.  European sales increased by $93,000.  Sales increased in 2014 to North America from increased sales to Mexico of $3,233,000 and were partially offset by decreased sales in the U.S of approximately $1,889,000 million.  Sales decreased in 2014 to South America were primarily from decreased sales from an order which did not repeat in 2014 of $6,464,000 and were partially offset by increased sales in Brazil of approximately $5,803,000.

NOTE 13 — COMMITMENTS AND CONTINGENCIES:

Employment Contracts:

The Company has contracts with three key employees.  The contracts call for salaries presently aggregating $929,500 per year.  One contract expires in May 2015, one expires in March 2016 and one contract expires in March 2017.  The following table is a schedule of future minimum salary commitments:

2015	$794,000
2016	426,000
2017	78,000

Pension Plan:

The Company has a 401(k) plan established for its employees.  Effective January 1, 2011 the Company elected to match 40% of the first 5% (or 2% of salary) that an employee contributes to their 401(k) plan.  Expenses related to this matching contribution aggregated $82,750 and $83,000 for the years ended December 31, 2014 and 2013, respectively.

Obligations Under Operating Leases:

The Company leases industrial space used for office, R&D and manufacturing facilities, currently with a monthly rent of $27,305.  The current lease expires on April 30, 2017.  The lease provides for annual increases of 2 1/2 percent each year starting May 1, 2015.  In February of 2014, the Company entered into a lease, effective March 1, 2014, for another facility located a short distance from its current facility currently with a monthly rent of $14,658.  The space will be used primarily for warehousing and provides for additional office space.  The lease expires on April 30, 2018.  The lease provides for annual increases of three percent each year starting March 1, 2015.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013
The following is a schedule of future minimum rental commitments (assuming no increases):

Years ending December 31,

2015	$513,414
2016	527,151
2017	306,018
2018	64,067
$1,410,650

Rent expense was $476,000 and $250,700 for the years ended December 31, 2014 and 2013, respectively.

Economic Dependency:

The following table delineates sales the Company had to customers in excess of 10% of total sales for the periods indicated:

	For the years ended				Accounts Receivable As of
	December 31, 2014		December 31, 2013		December 31, 2014	December 31, 2013
	Sales	% of Sales	Sales	% of Sales
Customer 1	$6,618,251	26%	$8,894,969	32%	$386,270	$547,888
Customer 2	3,455,402	13%	*	*	138,335	209,166
Customer 3	12,253,526	47%	6,449,385	23%	6,230,886	2,064,940
Customer 4	*	*	6,745,939	25%	*	*

In the table above the asterisk (*) indicates that sales to the customer did not exceed 10% for the period indicated.

The following table delineates purchases the Company had with vendors in excess of 10% of total purchases for the periods indicated.

	For the years ended				Accounts Payable As of
	December 31, 2014		December 31, 2013		December 31, 2014	December 31, 2013
	Purchases	% of Purc.	Purchases	% of Purc.
Vendor 1	$1,331,647	14%	$1,114,810	10%	$200,855	$84,161
Vendor 2	1,594,838	17%	$0	0%	-	-

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

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013
NOTE 14 — COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS:

In 2014 and 2013, the Company earned $1,672,258 million and $2,028,917 million, respectively, from research revenues and milestones.  The Company is now involved in additional feasibility and development contracts related to its DPP® technology.  The total expended on R&D in 2014 and 2013, was approximately $4.0 million and $3.7 million, respectively.

a.	National Institutes of Health (NIH) Grant:

In March 2011, the Company received a $2,850,000 million, 3-year grant from the United States National Institutes of Health to complete development of a test for Tuberculosis.  Grants are invoiced after expenses are incurred.  The Company earned, for the years ended December 31, 2014 and 2013, $388,000 and $1,089,000, respectively from this grant. The Company has earned $2,850,000 from this grant from inception through December 31, 2014, of which $1,019,000 was paid to sub-contractors.

b.	Battelle/CDC DPP® Influenza Immunity Test:

In November 2014, the Company entered into a follow-on, milestone-based development agreement bringing the total up to $1,239,000 based on Chembio's previous successful initial development of a multiplex rapid point-of-care ("POC") influenza immunity test utilizing its patented Dual Path Platform (DPP®) technology. The follow on agreement contemplates a period of approximately six months in which the follow-on development activity is to be completed.  For the years ended Decmber 31, 2014 and 2013, the Company earned $115,000 and $643,500, respectively from this grant.  The Company has earned $1,036,000 from this grant from inception through December 31, 2014.

c.	Cooperative research agreement with a U.S. government agency:

In May 2013, the Company was awarded a cooperative research agreement with a U.S. government agency for up to $883,000 for an 8 month development project to develop rapid POC diagnostic tests for five infectious diseases associated with febrile illness. For the years ended Decmber 31, 2014 and 2013,  the Company earned $117,000 and $766,000, respectively from this grant.  The Company has earned $883,000 from this grant from inception through December 31, 2014.

d. RVR DPP® technology transfer agreement

In February 2014, the Company entered into a technology transfer agreement with RVR Diagnostics for $1,500,000.  The agreement was modified in September 2014.  Per the agreement, as modified, the Company earned $1,125,000 in milestone payments during 2014.

 e. RVR Dengue agreement

In October 2014, he Company entered into a development agreement with RVR Diagnostics for $300,000.  Revenue for this agreement is being recognized under a proportional performance method. As of December 31, 2014 the Company earned $60,000 from this agreement.

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

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013
NOTE 15 — SUBSEQUENT EVENTS:

On January 19, 2015, Chembio entered into a 2015 Omnibus Agreement (the "Omnibus Agreement") with StatSure Diagnostic Systems, Inc. ("SDS") to acquire certain rights from, and to settle certain matters with, SDS.

Pursuant to the Omnibus Agreement, beginning June 1, 2016, Chembio will own full rights to the SURE CHECK® HIV 1/2 Assay, including a perpetual, non-exclusive, transferable, sub-assignable license, and  including sales, marketing, distribution and trademark rights, subject to the terms of the 3-Way Agreement.  Chembio paid $400,000 to SDS in exchange for these rights.  In addition certain amounts owed by SDS to Chembio were exchanged for manufacturing equipment owned by SDS.  The license will be amortized over its useful life and the equipment will be depreciated over its excepted life.