Form 10-Q/A
period 2016-03-31
CHEMBIO DIAGNOSTICS, INC.
filed 2016-06-03
CIK 1092662

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________________

FORM 10 – Q/A

(Amendment No. 1)

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
Yes □ No ☒

As of May 10, 2016, the Registrant had 9,670,609 shares outstanding of its $.01 par value common stock.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is filed solely to correct, on the cover page of the Company's Form 10-Q for the three months ended March 31, 2016, the number of shares outstanding and the date as of which that number was calculated.  No other changes have been made to the Form 10-Q in this Amendment No. 1, other than to update the certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, on Exhibits 31.1 and 31.2, respectively.  This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any other way disclosures made in the original Form 10-Q. Accordingly, this Amendment should be read in conjunction with the Form 10-Q filed on May 12, 2016 and the Company's other filings with the SEC.

ITEM 6.  EXHIBITS

EXHIBITS INDEX
Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chembio Diagnostics, Inc

Date:	June 3, 2016	By: /s/ John J. Sperzel III
John J. Sperzel III
Chief Executive Officer (Principal Executive Officer)

Date:	June 3, 2016	By: /s/ Richard J. Larkin
Richard J. Larkin
Chief Financial Officer (Principal Financial and Accounting Officer)