Form 10-Q
period 2017-03-31
CHEMBIO DIAGNOSTICS, INC.
filed 2017-05-09
CIK 1092662

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________________

FORM 10 - Q

_______________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2017

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
Yes ☒ No □

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer □	Accelerated filer ☒
Non-accelerated filer □ (Do not check if a smaller reporting company)	Smaller reporting company □
Emerging growth company □

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Yes □ No □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes □ No ☒

As of May 5, 2017, the Registrant had 12,299,122 shares outstanding of its $.01 par value common stock.

Quarterly Report on FORM 10-Q
For The Quarterly Period Ended
March 31, 2017

Table of Contents

Chembio Diagnostics, Inc.

Page

Part I. FINANCIAL INFORMATION:
Item 1. Financial Statements:
Condensed Consolidated Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016	2

Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2017 and 2016	3

Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2017 and 2016	4

Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4. Controls and Procedures	26

Part II. OTHER INFORMATION:

Item 6. Exhibits	27

SIGNATURES	28

EXHIBITS

PART I
Item 1. FINANCIAL STATEMENTS
CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF

	March 31, 2017	December 31, 2016
	(Unaudited)
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$5,582,482	$10,554,464
Accounts receivable, net of allowance for doubtful accounts of $52,000 at March 31, 2017 and December 31, 2016, respectively	5,681,524	3,383,729
Inventories, net	3,754,481	3,335,188
Prepaid expenses and other current assets	910,413	840,145
TOTAL CURRENT ASSETS	15,928,900	18,113,526

FIXED ASSETS, net of accumulated depreciation	1,901,557	1,709,321

OTHER ASSETS:
Goodwill	1,162,000	-
Intangible assets, net	1,560,361	-
Deposits on manufacturing equipment	173,499	31,900
Deposits and other assets	161,189	720,489
TOTAL ASSETS	$20,887,506	$20,575,236

- LIABILITIES AND STOCKHOLDERS' EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$3,398,157	$3,013,133
Deferred revenue	116,668	392,517
TOTAL LIABILITIES	3,514,825	3,405,650

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock - 10,000,000 shares authorized; none outstanding	-	-
Common stock - $.01 par value; 100,000,000 shares authorized; 12,299,122 and 12,026,847 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	122,991	120,268
Additional paid-in capital	62,537,730	60,721,783
Accumulated deficit	(45,288,040)	(43,672,465)
TOTAL STOCKHOLDERS' EQUITY	17,372,681	17,169,586

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,887,506	$20,575,236

See accompanying notes to condensed consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three Months ended
	March 31, 2017	March 31, 2016
REVENUES:
Net product sales	$5,427,427	$5,917,019
License and royalty revenue	100,000	22,201
R&D, milestone and grant revenue	797,740	661,879
TOTAL REVENUES	6,325,167	6,601,099

Cost of product sales	3,219,215	3,435,551

GROSS MARGIN	3,105,952	3,165,548

OPERATING EXPENSES:
Research and development expenses	2,246,572	1,634,298
Selling, general and administrative expenses	2,488,337	1,999,404
	4,734,909	3,633,702
LOSS FROM OPERATIONS	(1,628,957)	(468,154)

OTHER INCOME:
Interest income	13,382	2,564
	13,382	2,564

LOSS BEFORE INCOME TAXES	(1,615,575)	(465,590)

Income tax provision (benefit)	-	(162,000)

NET LOSS	$(1,615,575)	$(303,590)

Basic loss per share	$(0.13)	$(0.03)

Diluted loss per share	$(0.13)	$(0.03)

Weighted average number of shares outstanding, basic	12,270,679	9,631,686

Weighted average number of shares outstanding, diluted	12,270,679	9,631,686

See accompanying notes to condensed consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
(Unaudited)

	March 31, 2017	March 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers and grants	$3,751,523	$4,118,640
Cash paid to suppliers and employees	(7,636,716)	(6,811,814)
Interest received	13,382	2,564
Net cash used in operating activities	(3,871,811)	(2,690,610)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for net assets of business acquired	(850,000)	-
Acquisition of and deposits on fixed assets	(250,171)	(28,407)
Net cash used in investing activities	(1,100,171)	(28,407)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-	-

DECREASE IN CASH AND CASH EQUIVALENTS	(4,971,982)	(2,719,017)
Cash and cash equivalents - beginning of the period	10,554,464	5,376,931

Cash and cash equivalents - end of the period	$5,582,482	$2,657,914

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:

Net Loss	$(1,615,575)	$(303,590)
Adjustments:
Depreciation and amortization	477,750	291,632
Deferred taxes	-	(162,000)
Share based compensation	135,945	53,588
Changes in assets and liabilities:
Accounts receivable	(2,297,795)	(2,473,638)
Inventories	(419,293)	194,752
Prepaid expenses and other current assets	(114,018)	102,924
Deposits and other assets	-	(147)
Accounts payable and accrued liabilities	237,024	(385,310)
Customer deposits and deferred revenue	(275,849)	(8,821)
Net cash used in operating activities	$(3,871,811)	$(2,690,610)

Supplemental disclosures for non-cash investing and financing activities:
Deposits on manufacturing equipment transferred to fixed assets	$16,400	$15,118
Accrual of contingent earn-out	148,000	-
Issuance of common stock for net assets of business acquired	1,682,725	-

See accompanying notes to condensed consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(UNAUDITED)
NOTE 1 — DESCRIPTION OF BUSINESS:

Chembio Diagnostics, Inc. (the "Company" or "Chembio") and its wholly-owned subsidiaries, Chembio Diagnostic Systems Inc., and RVR Diagnostics Sdn Bhd ("RVR"), develop, manufacture, and market rapid diagnostic tests that detect infectious diseases. The Company's main lateral flow products are three rapid tests for the detection of HIV antibodies in whole blood, serum and plasma samples, two of which were approved by the FDA in 2006; the third is sold for export only. In addition, the Company has several products based on its patented Dual Path Platform (DPP®) technology, including a HIV test approved by the FDA in 2013 and CLIA-Waived in 2014. Lateral Flow Rapid HIV tests represented 30% of the Company's product revenues in the first three months of 2017. The Company's products based on its DPP® platform represented approximately 41% of the Company's product revenues in the first three months of 2017. The Company also has other rapid tests and components that together represented approximately 29% of product sales in the first three months of 2017. The Company's products are sold to medical laboratories and hospitals, governmental and public health entities, non-governmental organizations, medical professionals and retail establishments, both domestically and internationally. Chembio's products are sold under the Company's STAT PAK®, SURE CHECK®, STAT-VIEW® or DPP® registered trademarks, or under the private labels of its marketing partners. All of the Company's products that are currently being developed are based on its patented DPP®, which is a unique diagnostic point-of-care platform that has certain advantages over lateral flow technology.

NOTE 2 — ACQUISITION OF RVR DIAGNOSTICS SDN BHD:

On January 9, 2017, pursuant to a stock purchase agreement (the "Stock Purchase Agreement), the Company acquired all of the outstanding common stock of RVR Diagnostics Sdn Bhd ("RVR"), a Malaysia corporation ("RVR"), for $3,231,000, utilizing some of the proceeds from the funds raised by the Company in August 2016, the issuance of Chembio's common stock, and a contingent consideration, as described below, related to RVR reaching a milestone based on revenues that was valued at $148,000.  RVR is a privately-held Malaysia based manufacturing company focused on assembly and sales of rapid medical assays.  The Company acquired RVR to have a better presence in Asia, access to lower cost, shorter approval time of in-country regulatory approvals, and a lower cost assembly operation.

Pursuant to the Stock Purchase Agreement, the Company acquired all of the issued and outstanding common stock and other equity interests of RVR for (i) a cash payment of $1,400,000, of which $550,000 was paid as a deposit in December 2016 and (ii) 269,236 shares of Chembio's common stock, with a value at closing of $1,683,000, of which 7,277 shares are being held back to satisfy certain potential claims under the Stock Purchase Agreement and will become issuable to the sellers, if at all, on the one-year anniversary of the closing.

In addition, the Stock Purchase Agreement provides that the sellers may become entitled to receive certain milestone payments based on the achievement of performance goals related to sales by RVR during the 12 months ending December 31, 2017. RVR's actual sales during that period will be used to determine the "Milestone Proration Amount," which is a fraction that (i) the numerator of which is the positive amount, if any, by which actual sales for calendar year 2017 are greater than $2,250,000, up to a maximum overage of $250,000, and (ii) the denominator of which is $250,000. Based on the actual sales achieved by RVR, the Sellers will be entitled to receive (i) a cash milestone payment equal to $100,000 multiplied by the Milestone Proration Amount, for a maximum cash milestone payment of $100,000, and (ii) a stock milestone payment equal to 21,830 shares of Chembio common stock multiplied by the Milestone Proration Amount, with a maximum stock milestone payment of 21,830 shares of Chembio common stock.  As of March 31, 2017 the Company accrued $148,000 for the milestone.  This amount is the estimated value of the common stock of $85,000 based on the assumption of reaching the milestone of 74.5% and discounted by 15%, as well as the cash portion of the milestone payment valued at $63,000.

As a result of the consideration paid exceeding the preliminary fair value of the net assets acquired, goodwill in the amount of $1,162,000 was recorded in connection with this acquisition, none of which will be deductible for tax purposes. In addition, the Company recorded $1,800,000 in intangible assets, which results largely from the addition of RVR's intellectual property, customer base and distribution channels, trade names, order backlog, industry reputation, and management talent and workforce. Our Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 include $25,000 of transaction costs related to the RVR acquisition, which are reflected as general administrative expenses.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(UNAUDITED)
The acquisition was accounted for using the purchase method of accounting.  The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the closing date of January 9, 2017:

PRELIMINARY

Property, plant and equipment	$268,866
Goodwill	1,162,000
Other intangible assets (estimated useful life):
Intellectual property (approximate 10 year weighted average)	800,000
Customer contracts / relationships (approximate 10 year weighted average)	700,000
Order backlog (3 months)	200,134
Trade names (approximate 11 year weighted average)	100,000
Total consideration *	$3,231,000

* Total consideration includes the $1,400,000 paid in cash, $1,683,000 in shares of common stock and $148,000 in contingent consideration.

The Company calculated the fair value of the fixed assets based on the net book value of RVR as those approximate fair value.  The intellectual property, customer contracts and trade names were based on assumption by discounted cash flow using management estimates.  The order backlog was based on an order that RVR had at the closing, which was shipped in the first quarter of 2017, and valued at an estimated net income.  In addition, the Company is evaluating the impact of taxes on its preliminary intangible assets which could result in additional goodwill and a deferred tax liability.

As indicated, the allocation of the purchase price and estimated useful lives of property, plant and equipment, and intangible assets shown above is preliminary, pending final completion of valuations. The Company is currently assessing the tax impact, including deferred tax liabilities related to intangible assets as well as an amount of tax net operating loss carryforwards available to the Company.  Upon completion of this analysis, an adjustment may be required to goodwill.

For the period from January 10, 2017 to March 31, 2017, net sales and income before income taxes from the acquisition was approximately $1,392,000 and $155,000, respectively, which have been included in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2017.  The following represents unaudited pro forma operating results as if the operations of RVR had been included in the Company's Condensed Consolidated Statements of Operations as of January 1, 2016:

Proforma table	For the three months ended March 31, 2016
Total revenues	$6,686,526

Net loss	$501,288

Net loss per common share	$.05

Diluted net loss per common share	$.05

The pro forma financial information includes business combination accounting effects from the acquisition including amortization charges from acquired intangible assets of approximately $240,000. The unaudited pro forma information as presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2016.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(UNAUDITED)
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a)	Basis of Presentation:

The preceding (a) condensed consolidated balance sheet as of December 31, 2016, which has been derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements as of March 31, 2017 and for the three-month periods ended March 31, 2017 and 2016, respectively, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, previously filed with the SEC on March 7, 2017.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company's condensed consolidated financial position as of March 31, 2017, its condensed consolidated results of operations for the three-month periods ended March 31, 2017 and 2016, respectively, and its condensed consolidated cash flows for the three-month periods ended March 31, 2017 and 2016, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

For certain contracts, the Company recognizes revenue from non-milestone payments and grant revenues when earned. Grants are invoiced after expenses are incurred. Revenues from projects or grants funded in advance are deferred until earned. Deferred revenues not earned were $116,668 and $392,517 as of March 31, 2017 and December 31, 2016, respectively.

The Company follows Financial Accounting Standards Board ("FASB") authoritative guidance ("guidance") prospectively for the recognition of revenue under the milestone method. The Company applies the milestone method of revenue recognition for certain collaborative research projects defining milestones at the inception of the agreement.

c)	Inventories:

Inventories consist of the following at:

	March 31, 2017	December 31, 2016
Raw materials	$1,849,280	$1,824,248
Work in process	448,130	535,320
Finished goods	1,457,071	975,620
	$3,754,481	$3,335,188

Inventories are stated net of reserves of approximately $245,000 as of March 31, 2017 and December 31, 2016.
d)	Earnings Per Share:

Basic earnings per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution from the exercise or conversion of other securities into common stock, but only if dilutive. The following securities, presented on a common share equivalent basis for the three-month periods ended March 31, 2017 and 2016, have been included in the earnings per share computations:

	For the three months ended
	March 31, 2017	March 31, 2016
Basic	12,270,679	9,631,686

Diluted	12,270,679	9,631,686

No additional securities, are presented on a common share equivalent basis for the three-month periods ended March 31, 2017 and 2016, as each period has a loss and any additional shares would be anti-dilutive.

There were 674,795 and 655,672 options outstanding as of March 31, 2017 and 2016, respectively, that were not included in the calculation of diluted per common share equivalent for the three months ended March 31, 2017 and 2016, respectively, because the effect would have been anti-dilutive.

e)	Employee Stock Option Plan:

Effective June 3, 2008, the Company's stockholders voted to approve the 2008 Stock Incentive Plan ("SIP"), initially with 625,000 shares of Common Stock available to be issued. At the Annual Stockholder meeting on September 22, 2011, the Company's stockholders voted to approve an increase to the shares of Common Stock issuable under the SIP by 125,000 to 750,000. Under the terms of the SIP, the Compensation Committee of the Company's Board has the discretion to select the persons to whom awards are to be granted and the number of shares of common stock to be covered by each grant. Awards can be incentive stock options, non-incentive stock options, restricted stock and/or restricted stock units. The awards become vested at such times and under such conditions as determined by the Compensation Committee. As of March 31, 2017, there were 470,724 options exercised, 264,177 options outstanding and 15,099 options or shares still available to be issued under the SIP.

Effective June 19, 2014, the Company's stockholders voted to approve the 2014 Stock Incentive Plan ("2014-SIP"), with 800,000 shares of Common Stock available to be issued. Under the terms of the 2014-SIP, the Compensation Committee of the Company's Board has the discretion to select the persons to whom awards are to be granted and the number of shares of common stock to be covered by each grant. Awards can be incentive stock options, non-incentive stock options, restricted stock and/or restricted stock units. The awards become vested at such times and under such conditions as determined by the Compensation Committee at the time of the initial stock option grant. As of March 31, 2017, there were 12,000 options exercised, 203,750 options outstanding and 584,250 options or shares still available to be issued under the 2014-SIP.

The weighted average estimated fair value, at their respective dates of grant, of stock options granted in the three-month periods ended March 31, 2017 and March 31, 2016, was $5.72 and $5.64 per share, respectively. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is based upon the historical volatility of our stock. The expected term is based on historical information.

The assumptions made in calculating the fair values of options granted during the periods indicated are as follows:

	For the three months ended
	March 31, 2017	March 31, 2016
Expected term (in years)	5.0	5.0
Expected volatility	44.18%	48.66%
Expected dividend yield	0%	0%
Risk-free interest rate	1.58%	0.90%

The Company's results for the three-month periods ended March 31, 2017 and 2016 include share-based compensation expense totaling approximately $135,900 and $53,600, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within cost of goods sold ($8,500 and $-, respectively), research and development ($53,100 and $7,500, respectively), and selling, general and administrative expenses ($74,300 and $46,100, respectively). The income tax benefit has been recognized in the statement of operations for share-based compensation arrangements.

Stock option compensation expense for the three-month periods ended March 31, 2017 and 2016 is based on the estimated fair value, at the date of issuance, of options outstanding, which is being amortized on a straight-line basis over the requisite service period for each vesting portion of the award, except for those that vested immediately and for which the estimated fair value was expensed immediately.

The following table provides stock option activity for the three months ended March 31, 2017:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	600,549	$4.55	3.43 years	$1,463,052

Granted	86,000	5.72
Exercised	10,969	4.00		$34,152
Forfeited/expired/cancelled	785	5.56
Outstanding at March 31, 2017	674,795	$4.70	3.52 years	$700,450

Exercisable at March 31, 2017	355,795	$4.21	3.01 years	$432,430

As of March 31, 2017, there was $432,452 of net unrecognized compensation cost related to stock options that have not vested, which is expected to be recognized over a weighted average period of approximately 2.37 years. The total fair value of stock options vested during the three-month periods ended March 31, 2017 and 2016 was $239,988 and $174,371, respectively.

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

The Company produces only one group of similar products known collectively as "rapid medical tests".  In addition, the Company generates revenue from R&D, milestone and grant revenue and from license and royalties, all of which are currently earned in the U.S.  Management believes that it operates in a single business segment. Net product sales by geographic area are as follows:

	For the three months ended
	March 31, 2017	March 31, 2016
Africa	$368,827	$713,989
Asia	1,420,422	64,005
Europe	440,725	123,096
North America	1,087,339	2,389,024
South America	2,110,114	2,626,905
	$5,427,427	$5,917,019

g)	Accounts Payable and Accrued Liabilities:

Accounts payable and accrued liabilities consist of:

	March 31, 2017	December 31, 2016
Accounts payable – suppliers	$1,439,170	$1,437,290
Accrued commissions	429,505	221,982
Accrued royalties / license fees	533,730	352,660
Accrued payroll	238,134	167,575
Accrued vacation	280,111	289,587
Accrued bonuses	-	282,500
Accrued expenses – other	477,507	261,539
TOTAL	$3,398,157	$3,013,133

h)	Goodwill and Intangible Assets:

Goodwill represents the excess of the purchase price we paid over the fair value of the net tangible and identifiable intangible assets acquired in our acquisition of RVR in January 2017. Goodwill is not amortized but rather is tested annually for impairment or more frequently if we believe that indicators of impairment exist. Current U.S. generally accepted accounting principles permit us to make a qualitative evaluation about the likelihood of goodwill impairment. If we conclude that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then we would not be required to perform the two-step quantitative impairment test. Otherwise, performing the two-step impairment test is necessary. The first step of the two-step quantitative impairment test involves comparing the fair values of the applicable reporting unit with its aggregate carrying value, including goodwill. If the carrying value of a reporting unit exceeds the reporting unit's fair value, we perform the second step of the test to determine the amount of the impairment loss, if any. The second step involves measuring any impairment by comparing the implied fair values of the affected reporting unit's goodwill and intangible assets with the respective carrying values.

We didn't perform an impairment assessment as the value of goodwill was determined as of March 31, 2017, see note 2.  If actual future results are not consistent with management's estimates and assumptions, we may have to take an impairment charge in the future related to our goodwill. Future impairment tests will continue to be performed annually in the fiscal first quarter, or sooner if a triggering event occurs. As of March 31, 2017, we believe no indicators of impairment exist.

In addition, the Company added certain intangible assets as part of the RVR acquisition.  See note 2 for a full listing of the intangible assets which totaled approximately $1,800,000.  The Company amortized approximately $240,000 for the three months ended March 31, 2017.

i)	Recent Accounting Pronouncements Affecting the Company:

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

The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2018.  The Company has conducted a preliminary analysis of its sales contracts which are based on the shipment of goods to the customer, and currently this new accounting standard will not have a material impact on its consolidated financial statement for its sales contracts.  The Company has conducted a preliminary analysis of its current R&D contracts which are currently based on "as expenses are incurred" basis, and currently this new accounting standard will not have a material impact on its consolidated financial statement for current R&D contracts.

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

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which will change certain aspects of accounting for share-based payments to employees.  ASU 2016-09 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2016.  The Company adopted the provisions of ASU 2016-09 on January 1, 2017.  The Company evaluated this standard and the adoption of it did not have a material impact on its consolidated financial statement.

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04 Intangibles - Goodwill and Other (Topic 350) which would eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, the amount of an impairment charge would be recognized if the carrying amount of a reporting unit is greater than its fair value. ASU 2017-04 is effective for public companies for fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company is currently evaluating the impact of the provisions of ASU 2017-04.

NOTE 4 — COLLABORATIVE RESEARCH AND DEVELOPMENT ARRANGEMENTS:

a)	Brain Injury agreement:

In January 2015, the Company entered into a technology development agreement with Perseus Science Group LLC for $946,000 and a follow-on agreement in December 2016 for $350,000. The Company earned $117,000 and $62,000 for the three-month periods ended March 31, 2017 and 2016, respectively, from this agreement. The Company earned $883,000 from this grant from inception through March 31, 2017.

b)	Malaria agreement:

In April 2016, the Company was awarded a grant from the Bill & Melinda Gates Foundation for $678,000.  The Company earned  $159,000 for the three-month period ended March 31, 2017 from this agreement.  The Company earned $678,000 from this grant from inception through March 31, 2017.

c)	Fever Panel agreement:

In October 2015, the Company entered into a technology development agreement with the Paul G. Allen Ebola Program for $2,118,000 and a follow-on agreement in February 2016 for $550,000. The Company earned none and $572,000 for the three-month periods ended March 31, 2017 and 2016, respectively, from this agreement. The Company earned $2,668,000 from this grant from inception through March 31, 2017.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(UNAUDITED)
d)	BARDA Zika agreement:

In August 2016, the Company was awarded a grant for $5,934,000 from BARDA, which is part of the U.S. Department of Health And Human Resources. The Company earned $412,000 for the three-month period ended March 31, 2017 from this agreement. The Company earned $885,000 from this grant from inception through March 31, 2017.

e)	USDA Bovid:

In September 2016, the Company entered into a Phase II agreement with the USDA for an additional $600,000 to develop a Bovid TB assay.  The Phase I agreement was for  $70,000.  Revenue for these agreements are being recognized under a proportional performance method. The Company earned $101,000 for the three-month period ended March 31, 2017 from these agreements. The Company earned $153,000 from these agreements from inception through March 31, 2017.

f)	FIND agreement:

In March 2017, the Company entered into a technology development agreement with FIND  for $999,000. The Company earned $0 for the three-month period ended March 31, 2017 from this agreement. The Company didn't start work on this agreement until after  March 31, 2017.

NOTE 5 — RIGHTS AGREEMENT:

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

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(UNAUDITED)
NOTE 6 — COMMON STOCK, WARRANTS AND OPTIONS:

During the first quarter of 2017, options to purchase 10,969 shares of the Company's common stock were exercised on a cashless basis into 3,039 shares of common stock at an exercise price of $4.00 by surrendering options and shares of common stock already owned.

The Company completed the acquisition of RVR Diagnostics Sdn Bhd (RVR) on January 9, 2017.  Pursuant to the Stock Purchase Agreement, the Company acquired all of the issued and outstanding common stock and other equity interests of RVR from the sellers for (i) a cash payment of $1,400,000, (ii) contingent consideration of $148,000 and (iii) 269,236 shares of the Company's common stock, of which 7,277 shares are being held back to satisfy certain potential claims under the Stock Purchase Agreement and will become issuable to the Sellers, if at all, on the one-year anniversary of the closing.  The closing price of our common stock on January 9, 2017 was $6.25.

The Company entered into an employment agreement, effective as of March 13, 2017 (the "CEO Employment Agreement"), with John Sperzel to serve as the Company's Chief Executive Officer, for an additional term of three years through March 5, 2020. Pursuant to the Employment Agreement, the Company issued to Mr. Sperzel incentive and non-qualified stock options to purchase 20,000 shares of the Company's common stock. These options vest on the third anniversary or March 13, 2020. The exercise price for these options was equal to the volume weighted trading price for the Company's common stock on March 31, 2017, which was $5.3666 per share. Each option granted will expire and terminate, if not exercised sooner, upon the earlier to occur of (a) 30 days after termination of Mr. Sperzel's employment with the Company or (b) the seventh anniversary of the effective date of the grant.

During the first quarter of 2017, the Company issued options to purchase 5,000 shares of common stock to each of six members of the executive team.  The options became exercisable on the date of issue.  The options issued have an exercise price of $5.25 per share, which was  the last traded price of the common stock on the day issued.  The options expire five years from date of issue.

During the first quarter of 2017, the Company issued options to purchase 36,000 shares of common stock to a newly-hired vice-president of operations. The options are exercisable in three equal annual installments starting on the first anniversary of the date of issue. The options issued have an exercise price of $6.30 per share, which was the last traded price of the common stock on the day issued. The options expire five years from date of issue.

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

The Company closed an underwritten public offering of 2,300,000 shares of its common stock on August 3, 2016. The price per share of common stock sold in the offering was $6.00 per share. The net proceeds of the offering, after deducting the underwriters' discounts and other offering expenses payable by the Company, was approximately $12,493,000.  The Company intends to use the net proceeds for business expansion and working capital, including product development, operational improvements, clinical trials, and sales and marketing.

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

The Company entered into an employment agreement, effective as of March 5, 2016 (the "Employment Agreement"), with Javan Esfandiari to serve as the Company's Chief Scientific and Technical Officer, for an additional term of three years through March 5, 2019. Pursuant to the Employment Agreement, the Company issued to Mr. Esfandiari incentive and non-qualified stock options to purchase 60,000 shares of the Company's common stock. Of these stock options, options to purchase 20,000 shares vest on each of the first three anniversaries of March 11, 2016 which is the date on which the Employment Agreement was entered into. The exercise price for these options is equal to the trading price for the Company's common stock on March 11, 2016, which was $5.64 per share. Each option granted will expire and terminate, if not exercised sooner, upon the earlier to occur of (a) 30 days after termination of Mr. Esfandiari's employment with the Company or (b) the fifth anniversary of the effective date of the grant.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(UNAUDITED)
NOTE 7 — COMMITMENTS, CONTINGENCIES, AND CONCENTRATIONS:

a)	Economic Dependency:

The following table discloses product sales the Company had to each customer that purchased in excess of 10% of the Company's net product sales for the periods indicated:

	For the three months ended				Accounts Receivable as of
	March 31, 2017		March 31, 2016		March 31, 2017	March 31, 2016
	Sales	% of Sales	Sales	% of Sales
Customer 1	$1,939,587	36%	$2,589,405	44%	$2,781,266	$2,694,495
Customer 2	*	*	1,796,477	30%	*	860,420
Customer 3	1,326,171	24%	*	*	914,526	*
(*) Product sales did not exceed 10% for the period indicated.

Note that sales include product sales only while accounts receivable reflects the total due from the customer, which includes freight.

The following table discloses purchases the Company made from each vendor that sold to the Company in excess of 10% of the Company's total purchases for the periods indicated:

	For the three months ended				Accounts Payable as of
	March 31, 2017		March 31, 2016		March 31, 2017		March 31, 2016
	Purchases	% of Purc.	Purchases	% of Purc.
Vendor 1	$-	0%	$222,902	14%	$	*	$-
Vendor 2	698,838	32%	*	*		375,164	*
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

The Company has employment contracts with five key employees: CEO John J. Sperzel III; President Americas Sharon Klugewicz; CSTO Javan Esfandiari; Managing Director of RVR Magentiren Vajuram; Vice-President of RVR Dr. Avijit Roy. The contracts call for salaries presently aggregating $1,265,000 per year. The Sperzel contract expires in March 2020, the Klugewicz contract expires in May 2017, the Esfandiari contract expires in March 2019, and the Vajuram and Roy contracts expire January 9, 2018. In connection with the Sperzel contract that expires in March 2020, the Company issued, in March 2017, options to purchase 20,000 common shares of stock, which vest on the third anniversary of the grant. In connection with the Klugewicz contract that expires in May 2017, no options were issued; however in connection with the prior Klugewicz contract that expired in May 2015, the Company issued, in May 2013, options to purchase 5,000 shares of common stock, with one-half vesting on each of the first and second anniversaries of the grant. In connection with the Esfandiari contract that expires in March 2019, the Company issued, in March 2016, options to purchase 60,000 shares of common stock, with one-third vesting on each of the first, second and third anniversaries of the grant.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(UNAUDITED)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The terms "Chembio", "Company", "we", "us", and "our" refer to Chembio Diagnostics, Inc. and its subsidiaries as a consolidated entity, unless the context suggests otherwise.

Overview

This discussion and analysis should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes. The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in ''Critical Accounting Policies,'' and have not changed significantly from December 31, 2016, with the exception of goodwill.

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

Research and development ("R&D"), milestone, and grant revenues for the three months ended March 31, 2017 increased to $0.80 million from $0.66 million in the prior-year period, which was primarily the result of increased R&D project revenues in 2017.

R&D expenses in the three months ended March 31, 2017 were $2.25 million, compared with $1.63 million in the prior-year period. Development work continues on several assays utilizing Chembio's DPP® platform, including the DPP® HIV multiplex tests that are designed to detect various infectious diseases such as Zika, Malaria, Dengue and other fever diseases partially funded by projects and grants.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(UNAUDITED)
Research & Development Activities

Sexually Transmitted Disease

●
DPP® HIV-Syphilis Assay: The DPP® HIV-Syphilis Assay is a rapid, point-of-care (POC), multiplex test for the simultaneous detection of antibodies to HIV and to Treponema Pallidum (TP) bacteria (the causative agent of syphilis). This novel combination assay was developed to address the growing concern among public health officials regarding the rising co-infection rates of HIV and syphilis as well as mother-to-child transmission (MTCT) of HIV and syphilis. The product received approval by the Mexican regulatory agency (Cofepris) in 2014, received approval by the Brazilian regulatory agency, Agência Nacional de Vigilância Sanitária (ANVISA) in 2015, and received CE mark approval in 2017. We are developing a U.S. version of the DPP® HIV-Syphilis Assay, designed to meet the performance requirements for the "reverse" algorithm that is currently in clinical use for syphilis testing in the United States. The clinical trial to support the FDA application for the DPP® HIV-Syphilis Assay, which was initiated during first quarter of 2016, has been completed. In March 2017, the FDA requested further studies in addition to the clinical studies recently completed.  As a result, Chembio is in discussion with the FDA regarding the timing of filing the Premarket Approval Application with the FDA.

Fever & Tropical Disease

●
DPP® Malaria Assay: The DPP® Malaria Assay is a rapid, POC, multiplex test for the simultaneous detection of plasmodium falciparum, and other plasmodium infections. In January 2015, we received a grant from the Bill & Melinda Gates Foundation to expedite the development and feasibility testing of a POC DPP® Malaria Assay. The Company completed this project, which compared the new DPP® Malaria Assay to the world's leading currently-available POC malaria assay with favorable results: a ten-fold improvement in sensitivity.  In April 2016, we received a second Malaria grant from the Bill & Melinda Gates Foundation to expedite the feasibility testing and development of the world's first oral fluid/saliva POC diagnostic test to simply and accurately identify individuals infected with all species of malaria. We recently completed the feasibility, and plan to deliver DPP® Malaria Assays to a partner of the Bill & Melinda Gates Foundation during the second quarter of 2017, to commence field evaluation.

●
DPP® Zika Assay: The DPP® Zika Assay is a rapid POC stand-alone test for the simultaneous detection of IgM/IgG antibodies. In February 2016, we received a grant from The Paul G. Allen Family Foundation to initiate development the DPP® Zika Assay. During 2016, Chembio announced collaborations with Bio-Manguinhos, the unit of the Oswaldo Cruz Foundation (Fiocruz) responsible for the development and production of vaccines, diagnostics, and biopharmaceuticals, primarily to meet the demands of Brazil's national public health system, related to the DPP® Zika Assay. In August 2016, the Company received an award from the U.S. Government (HHS/ASPR/BARDA), granting the Company up to $13.2 million ($5.9 million to develop DPP® Zika Assay and obtain U.S. regulatory approval). The Company filed the following regulatory submissions: U.S. Food And Drug Administration Emergency Use Authorization (EUA), World Health Organization EUA, Brazil's regulatory agency ANVISA, Mexico's regulatory agency Cofepris, and CE mark. The Company obtained CE mark in July 2016, and then began selling in the Caribbean region via its distribution partner, Isla Lab, LLC. In September 2016, the Company received a contract award from CDC, to initiate a Zika surveillance program in India, Peru, Guatemala, and Haiti, and we began selling the DPP® Zika IgM/IgG Assay to CDC for field testing purposes during the first quarter of 2017. The Company received ANVISA approval (Brazil) for the DPP® Zika IgM/IgG Assay in November 2016, and is working with our Brazilian partner, Bio-Manguinhos, to obtain ANVISA approval for the DPP® Micro Reader.

●
DPP® Dengue Fever Assay: The DPP® Dengue Fever Assay is a rapid, POC, multiplex test for the simultaneous detection of IgG/IgM and NS1 antigens. During 2016, Chembio announced collaborations with Bio-Manguinhos, the unit of the Oswaldo Cruz Foundation (Fiocruz) responsible for the development and production of vaccines, diagnostics, and biopharmaceuticals, primarily to meet the demands of Brazil's national public health system related to the DPP® Dengue Fever Assay. We completed verification and validation studies, and production of pilot lots, to support preclinical studies. Also during 2016, we initiated registration to begin initial commercialization in Southeast Asia, and we initiated sales of our DPP® Dengue Assay in Southeast Asia during Q1 2017.

●
DPP® Chikungunya Assay: The DPP® Chikungunya Assay is a rapid, POC, multiplex test for the simultaneous detection of IgG/IgM antibodies. During 2016, Chembio announced collaborations with Bio-Manguinhos, the unit of the Oswaldo Cruz Foundation (Fiocruz) responsible for the development and production of vaccines, diagnostics, and biopharmaceuticals, primarily to meet the demands of Brazil's national public health system, related to the DPP® Chikungunya Assay.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(UNAUDITED)
●
DPP® Zika/Dengue/Chikungunya Assay: The DPP® Zika/Dengue/Chikungunya Assay is a rapid, POC, multiplex test for the simultaneous detection of IgM/IgG antibodies. In February 2016, we received a grant from The Paul G. Allen Family Foundation to initiate development of the DPP® Zika/Dengue/Chikungunya Assay. During 2016, Chembio announced collaborations with Bio-Manguinhos, the unit of the Oswaldo Cruz Foundation (Fiocruz) responsible for the development and production of vaccines, diagnostics and biopharmaceuticals, primarily to meet the demands of Brazil's national public health system, related to the DPP® Zika/Dengue/Chikungunya Assay. In August 2016, the Company received an award from the U.S. Government (HHS/ASPR/BARDA), granting the Company up to $13.2 million (including an option of $7.3 million to develop DPP® Zika/Dengue/Chikungunya Assay and obtain U.S. regulatory approval). In September 2016, the Company received a contract award from CDC, to initiate a Zika, Dengue, and Chikungunya surveillance program in India, Peru, Guatemala, and Haiti, and we began selling the DPP® Zika/Dengue/Chikungunya IgM/IgG Assay to CDC during the first quarter of 2017.

●
DPP® Fever Panel Assay (1): The DPP® Fever Panel Assay is a rapid, POC, multiplex test for the simultaneous detection of Malaria, Dengue, Chikungunya, Zika, Ebola, Lassa, and Marburg. In October 2015, we received a $2.1 million grant from the Paul G. Allen Ebola Program to develop the DPP® Fever Panel Assay and a $0.55 million follow-on grant to add a test for the detection of Zika virus. We completed the development of the DPP® Fever Panel Assay in 2016, including the addition of Zika, and we supplied 10,000 tests to FIND, which initiated field evaluation in Peru and Nigeria.

●
DPP® Fever Panel Assay (2): The DPP® Fever Panel Assay is a rapid, POC, multiplex test for the simultaneous detection of Malaria, Dengue, Chikungunya, Zika, leptospirosis, Rickettsia typhi, Burkholderia pseudomallei, and Orientia tsutsugamushi. In April 2017, the Company announced collaboration with FIND, to develop the DPP® Asian Fever Panel Assay.

●
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

●
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

●
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

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(UNAUDITED)
●
DPP® Bovine Tuberculosis: The DPP® BovidTB Assay is a rapid POC test for the detection of bovine tuberculosis (TB). In September 2016, the Company was awarded a $600,000 grant from the United States Department of Agriculture (USDA) to develop the DPP® BovidTB Assay. The grant will be managed by the Small Business Innovation Research Program (SBIR) of the National Institute of Food and Agriculture (NIFA), a federal agency within the USDA, and the assay will be developed in collaboration with National Animal Disease Center (NADC) and Infectious Disease Research Institute (IDRI). Under the two-year grant, Chembio will use its patented DPP® technology to undertake to develop a simple, rapid, accurate and cost-effective test for bovine TB in cattle. The DPP® BovidTB Assay will be designed to provide results within 20 minutes, thereby significantly improving on the time-consuming, tedious and inadequate diagnostic methods currently in use.

Regulatory Activities

●
DPP® HIV-Syphilis Assay: We have developed a U.S. version of the DPP® HIV-Syphilis Assay, designed to meet the performance requirements for the "reverse" algorithm that is currently in clinical use for syphilis testing in the United States. The clinical trial to support the FDA application for the DPP® HIV-Syphilis Assay, which was initiated during first quarter of 2016, has been completed. In March 2017, the FDA requested further studies in addition to the clinical studies recently completed.  As a result Chembio is in discussion with the FDA regarding the timing of filing the Premarket Approval Application with the FDA.

●
DPP® Zika IgM/IgG System:  In July of 2016 Chembio obtained a CE Mark for the DPP® Zika IgM/IgG Assay.  The DPP® Zika IgM/IgG System, which includes an assay utilizing the patented DPP® technology as well as a digital reader (DPP® Micro Reader), is now cleared for commercialization in European countries as well as the majority of the Caribbean nations, not including U.S. territories. In November of 2016, we received approval from ANVISA, Brazil's regulatory Agency, and we are working with our Brazilian partner, Bio-Manguinhos, to obtain ANVISA approval for the DPP® Micro Reader. We have also filed regulatory submissions to FDA (Emergency Use Authorization), the World Health Organization (Emergency Use Assessment and Listing), and Cofepris (Mexico), and we are actively engaged with these organizations.

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

Critical Accounting Policies and Estimates

We believe that there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management's judgments and estimates. These significant accounting policies relate to revenue recognition, research and development costs, valuation of inventory, valuation of long-lived assets, goodwill, and income taxes. For a summary of our significant accounting policies, which have not changed from December 31, 2016, see our Annual Report on Form 10-K for the twelve months ended December 31, 2016, with the exception of goodwill, which was filed with the SEC on March 7, 2017.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(UNAUDITED)
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2017 AS COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2016

Income:

For the three months ended March 31, 2017, Loss before income taxes was $1,616,000 compared to $466,000 for the three months ended March 31, 2016. Net Loss for the 2017 period was $1,616,000 as compared to $304,000 for 2016. The increase in Net Loss is primarily attributable to an increase in operating expenses, a decrease in product revenues, and decreased product gross margin, partially offset by increased R&D revenues of $136,000. Product gross margin decreased in the three months ended March 31, 2017, as compared with the three months ended March 31, 2016, by $273,000 or 11.01%.

Revenues:

Selected Product Categories:	For the three Months ended
	March 31, 2017	March 31, 2016	$ Change	% Change

Lateral Flow HIV Tests and Components	$1,632,014	$3,056,531	$(1,424,517)	-46.61%
DPP® Tests and Components	2,218,618	2,657,884	(439,266)	-16.53%
Other	1,576,795	202,604	1,374,191	678.26%
Net Product Sales	5,427,427	5,917,019	(489,592)	-8.27%
License and royalty revenue	100,000	22,201	77,799	350.43%
R&D, milestone and grant revenue	797,740	661,879	135,861	20.53%
Total Revenues	$6,325,167	$6,601,099	$(275,932)	-4.18%

Revenues for our lateral flow HIV tests and related components during the three months ended March 31, 2017 decreased by approximately $1,425,000 from the same period in 2016. This was primarily attributable to decreased sales to North America of approximately $1,240,000, decreased sales to Africa of approximately $438,000, and decreased sales to Asia of approximately $44,000, partially offset by increased sales to Europe of approximately $325,000. Revenues for our DPP® products during the three months ended March 31, 2017 decreased by approximately $439,000 over the same period in 2016, primarily due to decreased sales in Brazil.  Revenues for our other products during the three months ended March 31, 2017, increased by approximately $1,374,000, primarily as a result of sales from our Malaysia subsidiary.  The increase in R&D, and in milestone and grant revenue, was primarily due to increased R&D project revenues in 2017.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(UNAUDITED)
Management is now focused on sales by region more than on sales by product types.  To make the transition easier for the reader we are providing the following table which shows sales by region and by product type.

	For the three Months ended				For the three Months ended
Region	March 31, 2017	March 31, 2016	$ Change	Part-Type	March 31, 2017	March 31, 2016	$ Change
Africa	$368,827	$713,989	$(345,162)	DPP	$88,380	$10	$88,370
				LF-HIV	276,276	713,979	(437,703)
				OTHER	4,171	0	4,171
Asia	1,420,422	60,378	1,360,044	DPP	5,000	0	5,000
				LF-HIV	16,399	60,168	(43,769)
				OTHER	1,399,023	210	1,398,813
Europe	440,725	123,096	317,629	DPP	500	250	250
				LF-HIV	438,799	113,642	325,157
				OTHER	1,426	9,204	(7,778)
Latin America	2,110,114	2,678,905	(568,791)	DPP	1,943,567	2,589,405	(645,838)
				LF-HIV	39,685	60,000	(20,315)
				OTHER	126,862	29,500	97,362
Other	0	3,627	(3,627)	DPP	0	0	0
				LF-HIV	0	3,625	(3,625)
				OTHER	0	2	(2)
USA	1,087,339	2,337,024	(1,249,685)	DPP	181,171	68,219	112,952
				LF-HIV	860,910	2,100,701	(1,239,791)
				OTHER	45,258	168,104	(122,846)
TOTALS	$5,427,427	$5,917,019	$(489,592)	-	$5,427,427	$5,917,019	$(489,592)

Gross Margin:

	For the three Months ended
	March 31, 2017	March 31, 2016	$ Change	% Change

Gross Margin per Statement of Operations	$3,105,952	$3,165,548	$(59,596)	-1.88%
Less: R&D, milestone, grant, license and royalty revenues	897,740	684,080	213,660	31.23%
Gross Margin from Net Product Sales	$2,208,212	$2,481,468	$(273,256)	-11.01%
Product Gross Margin %	40.69%	41.94%

The overall gross margin dollar decrease of $60,000 included a $273,000 decrease in gross margin from product sales and was partially offset by a $214,000 increase in non-product revenues. The decrease in net product sales gross margin of $273,000 is primarily attributable to the reduction in sales compared to 2016. The net product sales gross margin decrease is primarily affected by two components, one is the decrease in product sales of $490,000, which, at the 41.9% margin percentage for March 31, 2016, contributed $205,000 to the decrease, and the other is the decreased change in margin percentage of 1.25%, which contributed $68,000 to the balance of the decrease in our net product sales gross margin.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(UNAUDITED)
Research and Development:

Research and development expenses include costs incurred for product development, regulatory approvals, clinical trials, and product evaluations.

Selected expense lines:	For the three Months ended
	March 31, 2017	March 31, 2016	$ Change	% Change
Clinical and Regulatory Affairs:
Wages and related costs	$132,113	$132,569	$(456)	-0.34%
Consulting	-	4,396	(4,396)	-100.00%
Stock-based compensation	9,652	-	9,652	100.00%
Clinical trials	472,945	52,095	420,850	807.85%
Other	10,658	13,700	(3,042)	-22.20%
Total Regulatory	625,368	202,760	422,608	208.43%

R&D Other than Regulatory:
Wages and related costs	726,322	740,031	(13,709)	-1.85%
Consulting	49,009	5,660	43,349	765.88%
Stock-based compensation	43,457	7,457	36,000	482.77%
Materials and supplies	674,057	560,232	113,825	20.32%
Other	128,359	118,158	10,201	8.63%
Total other than Regulatory	1,621,204	1,431,538	189,666	13.25%

Total Research and Development	$2,246,572	$1,634,298	$612,274	37.46%

Expenses for Clinical & Regulatory Affairs for the three months ended March 31, 2017 increased by $423,000 as compared to the same period in 2016. This was primarily due to the increase in clinical trial expenses of $421,000.

R&D expenses other than Clinical & Regulatory Affairs increased by $190,000 in the three months ended March 31, 2017, as compared with the same period in 2016. The increases were primarily related to an increase in material and supplies, in order to support the increase in our sponsored research.

Selling, General and Administrative Expenses:

Selected expense lines:	For the three Months ended
	March 31, 2017	March 31, 2016	$ Change	% Change

Wages and related costs	$1,032,194	$814,249	$217,945	26.77%
Consulting	9,425	61,744	(52,319)	-84.74%
Commissions	231,724	315,980	(84,256)	-26.66%
Stock-based compensation	74,297	46,132	28,165	61.05%
Marketing materials	110,976	50,133	60,843	121.36%
Investor relations/investment bankers	69,622	82,926	(13,304)	-16.04%
Legal, accounting and compliance	301,381	332,117	(30,736)	-9.25%
Travel, entertainment and trade shows	170,307	90,484	79,823	88.22%
Other	488,411	205,639	282,772	137.51%
Total S, G &A	$2,488,337	$1,999,404	$488,933	24.45%

Selling, general and administrative expenses for the three months ended March 31, 2017, increased by $489,000 as compared with the same period in 2016, a 24.5% increase. This increase resulted primarily from increases in wages and related costs due to an increase in sales staff, stock-based compensation, marketing material, travel, entertainment and trade shows, and other expenses which were partially offset by decreases in commissions, primarily due to decreased sales to Brazil,  and decreases in consulting, professional fees, and investor relations expenses.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(UNAUDITED)
Other Income:

	For the three Months ended
	March 31, 2017	March 31, 2016	$ Change	% Change
Interest income	$13,382	$2,564	$10,818	421.92%
Total Other Income	$13,382	$2,564	$10,818	421.92%

Other income for the three months ended March 31, 2017 increased to $13,382, from an income of $2,564 in the same period in 2016, primarily as a result of interest income received as a result of more cash to invest.

Income tax expense:

The Company recorded a full valuation allowance during the three months ended March 31, 2017, on its deferred tax assets.

MATERIAL CHANGES IN FINANCIAL CONDITION

Selected Changes in Financial Condition	As of
	March 31, 2017	December 31, 2016	$ Change	% Change
Cash and cash equivalents	$5,582,482	$10,554,464	$(4,971,982)	-47.11%
Accounts receivable, net of allowance for doubtful accounts of $52,000 at March 31, 2017 and December 31, 2016, respectively	5,681,524	3,383,729	2,297,795	67.91%
Inventories	3,754,481	3,335,188	419,293	12.57%
Fixed assets, net of accumulated depreciation	1,901,557	1,709,321	192,236	11.25%
Deposits on manufacturing equipment	173,499	31,900	141,599	443.88%
Deposits and other assets	161,189	720,489	(559,300)	-77.63%
Prepaid expenses and other current assets	910,413	840,145	70,268	8.36%
Goodwill	1,162,000	-	1,162,000	100.00%
Intangible assets, net	1,560,361	-	1,560,361	100.00%
Accounts payable and accrued liabilities	3,398,157	3,013,133	385,024	12.78%
Deferred revenue	116,668	392,517	(275,849)	-70.28%

Cash decreased by $4,972,000 from December 31, 2016, primarily due to cash used in operating activities and cash used in investing activities, primarily for the acquisition in RVR, for the three months of 2017. In addition, there were increases in accounts receivable of $2,298,000 (primarily due to a large customer as described under "Liquidity And Capital Resources"), inventories of $419,000, prepaid expenses, net of amortization, of  $70,000, net fixed assets of $192,000, deposits on manufacturing equipment of $142,000, an increase in accounts payable and accrued liabilities of $385,000, and increases in goodwill and intangible assets of $1,162,000 and $1,560,000, respectively due to the RVR acquisition.  We experienced a decrease in deposits and other assets of $559,000, primarily from reducing the deposit paid for the RVR acquisition, and a decrease in deferred revenue of $276,000.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(UNAUDITED)
LIQUIDITY AND CAPITAL RESOURCES

	For the three Months ended
	March 31, 2017	March 31, 2016	$ Change	% Change

Net cash used in operating activities	$(3,871,811)	$(2,690,610)	$(1,181,201)	43.90%
Net cash used in investing activities	(1,100,171)	(28,407)	(1,071,764)	3,772.89%
Net cash provided by financing activities	-	-	-	N/A
DECREASE IN CASH AND CASH EQUIVALENTS	$(4,971,982)	$(2,719,017)	$(2,252,965)	82.86%

The Company's cash decreased as of March 31, 2017 by $4,972,000 from December 31, 2016, primarily due to cash used in operating activities, and net cash used in investing activities, primarily for the RVR acquisition, for the first three months of 2017.

The cash used in operations in the first three months of 2017 was $3,872,000, which consisted primarily of an increase in accounts receivable of $2,298,000, an increase in prepaid expenses of $114,000 (net of amortization), increase in inventories of $419,000, a decrease in deferred revenue of $276,000, and a net loss net of non-cash items of $1,002,000, partially offset by cash provided by an increase in accounts payable and accrued liabilities of $237,000. Net loss net of non-cash items includes loss before income taxes of $1,616,000 reduced by non-cash expenses of $478,000 in depreciation and amortization, and of $136,000 in share-based non-cash compensation. The use of cash from investing activities is primarily due to the acquisition of RVR for $1,400,000 in cash, of which $850,000 was paid in the three months ended March 31, 2017, and partially offset by reduction in deposit for RVR investment of $550,000 for a deposit paid in December of 2016.

The Company currently has positive working capital.  It has used approximately $5.0 million in cash for the three months ended March 31, 2017, primarily due to cash used in operating activities. Approximately $2.8 million of the total $5.7 million of accounts receivable is related to one customer, and the Company has a high degree of confidence that this account receivable is collectible from this customer.

Fixed Asset Commitments

As of March 31, 2017, the Company had $173,499 in deposits on equipment, and $191,400 in commitments for additional equipment purchase obligations.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(UNAUDITED)
RECENT DEVELOPMENTS AND CHEMBIO'S PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

During the first quarter of 2017, Chembio continued to execute its strategy to expand the Company's commercial channels, focusing on the United States (U.S.), Latin America, Asia Pacific, Europe and Africa, by adding sales management, distribution relationships, and a new base of operations in Southeast Asia. With this new organization, Chembio achieved a geographic mix of product sales for the first quarter of 2017, consisting of 39% of sales in Latin America, 26% in Asia Pacific, 20% in the U.S., 8% in Europe, and 7% in Africa.

Also during the first quarter, Chembio continued efforts to expand its product portfolio by leveraging its patented DPP® technology platform, which the Company believes will result in both near-term and long-term growth opportunities. The near-term product development strategy includes two primary objectives: 1) strengthening Chembio's core business in the sexually transmitted disease market, and 2) building a strong position in the high-growth fever and tropical disease market.

To strengthen the Company's core business related to sexually transmitted disease, Chembio continues to focus on the DPP® HIV-Syphilis Assay in response to the global concerns related to co-infection and mother-to-child transmission of both HIV and Syphilis. During the first quarter of 2017, Chembio received a CE mark for the DPP® HIV-Syphilis Assay, which allows the product to be marketed and sold within the member states of the European Union and in the Caribbean, except for Puerto Rico.  The clinical trial to support Chembio's FDA application for the DPP® HIV-Syphilis Assay, which was initiated during first quarter of 2016, has been completed. In March 2017, the FDA requested further clinical studies in addition to those recently completed.  As a result, Chembio is in discussion with the FDA regarding the timing of filing the Premarket Approval Application with the FDA. Another important recent development is that Chembio has secured a $5.8 million order to supply, during 2017, test components and intermediate product for the production of DPP® HIV 1/2 Assays in Brazil and subsequent supply to Brazil's Ministry Of Health.

To build a strong position in the tropical and fever disease market, Chembio continues to make significant progress toward the goal of commercializing multiple products during 2017. During the first quarter of 2017, the Company initiated sales of the DPP® Zika Assay and DPP® Zika/Dengue/Chikungunya Assay to the Centers For Disease Control And Prevention (CDC) for use in a pilot surveillance program in Peru, India, Guatemala, and Haiti. The Company also initiated sales of our DPP® Dengue Assay in Asia Pacific, and continues to pursue important regulatory approvals for the DPP® Zika Assay, including with the U.S. FDA Emergency Use Authorization (EUA), World Health Organization Emergency Use Assessment And Listing (EUAL), and the Brazil Agência Nacional de Vigilância Sanitária (ANVISA).

Subsequent to the first quarter of 2017, Chembio had another important development in the fever disease business, as the Company entered into a new collaboration with FIND to develop a POC test that can identify multiple life-threatening acute febrile illnesses common in the Asia Pacific region. Over the next twelve months, Chembio and FIND will endeavor to develop a simple, rapid, and cost-effective test, based on Chembio's proprietary DPP® technology platform, to detect multiple diseases simultaneously.  Developing such a test, to address the most common causes of fever in Asia Pacific, is aligned with the Company's growth strategy and affirms Chembio's commitment to the development of new and innovative POC diagnostic tests for life-threatening febrile illnesses.

It is important to note that nearly all of the Company's fever and tropical disease products are being developed through collaborations and/or funding from world-leading health organizations including, the Bill & Melinda Gates Foundation, the Paul G. Allen Family Foundation, the CDC, FIND, the U.S. Department of Health And Human Services (HHS), the Office of the Assistant Secretary for Preparedness and Response, and the Biomedical Advanced Research And Development Authority (BARDA).

In addition to the progress the Company achieved with its programs, Chembio had two important corporate/operational advances during the first quarter of 2017.

As part of Chembio's global commercialization strategy, the Company appointed three new international sales executives. Javier Gutman joined the Company as Regional Director, Latin America, Kenneth Burns joined the Company as Regional Director, Africa, and Mohan Anasalam joined the Company as Regional Director, Asia Pacific.  The newly appointed sales executives will focus on increasing product sales, strengthening and expanding the Company's distribution channels, and providing local support to customers and commercial partners in their respective regions.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(UNAUDITED)
Also in January 2017, the Company completed the acquisition of RVR Diagnostics Sdn Bhd (RVR), a Malaysia, privately-held manufacturer and distributor of POC diagnostic tests for infectious diseases.  Since the beginning of Chembio's alliance with RVR in 2014, RVR successfully built a manufacturing facility capable of producing DPP® Assays and obtained ISO 13485 certification for the plant.  RVR also received regulatory approval to market and sell products in certain Southeast Asia countries, provided funding to accelerate the development of Chembio's DPP® Dengue Assay, and was granted an important Dengue tender award in Malaysia.   Chembio made the decision to acquire RVR as a result of the considerable progress made by RVR over the last two years, and to further support the Company's global product and commercialization strategy. As a subsidiary of Chembio, RVR is an important base of operations, providing additional revenue, a strategically located and cost-effective manufacturing facility, and a path to regulatory access in Southeast Asia.

Overview of Chembio's Global Sales

During the first quarter of 2017, Chembio achieved total revenue of $6.3 million, which included product revenue of $5.4 million. While total revenue declined by 4.2% as compared with the first quarter of 2016, it is important to note that the prior-year period included approximately $1.8 million in product purchases by our previous U.S. distributor, while the first quarter of 2017, included approximately $1.4 million is sales from our recently acquired Malaysia subsidiary.  During the first quarter of 2017, we continue to see important quarter-on-quarter sales growth.

Within a number of geographic regions, Chembio had several notable sales successes during the first quarter of 2017. In Asia Pacific, the Company achieved $1.4 million in product sales, driven by key tender wins in Malaysia, representing the first time Chembio has achieved meaningful sales in Asia. In the U.S., the Company achieved $1.1 million in product sales, and a number of HIV tenders, which were won during the last two quarters and much of which the Company expects to realize over the next 18 months. In Latin America, Chembio achieved product sales of $2.1 million driven by sales to Brazil and, as noted, the Company secured a large order in the HIV testing market, which we expect to positively impact our business in Brazil during the remainder of 2017. And, in Europe and Africa, the Company achieved $0.8 million in combined product sales, largely driven by HIV sales in the HIV self-testing and professional HIV testing segments.

Conclusion:

The advances during the first quarter of 2017 significantly changed the Chembio organization and strengthened its global sales and marketing organization.  During the first quarter, Chembio established a new operational base in Southeast Asia that will provide the Company with important manufacturing efficiencies, a successful turnkey commercialization organization, and access to regulatory approvals in the region.  It also brings a strong revenue stream.

In the sexually transmitted disease business, the Company received an important CE mark for the DPP® HIV-Syphilis combination assay, clearing it to be marketed and sold within the member states of the European Union and in the Caribbean region, except for Puerto Rico.  As Chembio continues to advance the DPP® HIV-Syphilis combination assay for the U.S. market, we are encouraged to have another important region validate the importance of this combination diagnostic.

In our fever disease business, based on the success Chembio has already demonstrated with the development of its DPP® Fever Panel – Africa, the Company entered into a new collaboration for the development of the DPP® Fever Panel – Asia with FIND, a world-leading organization dedicated to the delivery of high-quality, affordable diagnostics to communities in need around the world.  The new DPP® Fever Panel is being developed to test for nine infectious diseases that are specific to the Asia region.

And lastly, to support each of these advances and the Company's growth objectives, Chembio appointed three seasoned and successful sales executives to manage and expand the Chembio sales footprint worldwide.

We believe the advances made during the first quarter of 2017 demonstrate Chembio's commitment to continue expanding its global commercial channels, strengthening its core business in the sexually transmitted disease market, and building a strong position in the high-growth fever and tropical disease market.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(UNAUDITED)

ITEM 4.	CONTROLS AND PROCEDURES

(a)
Disclosure Controls and Procedures. Under the supervision and with the participation of our senior management, consisting of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that as of March 31, 2017 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our Exchange Act reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(UNAUDITED)

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS

EXHIBITS INDEX
Number	Description
3.1	Articles of Incorporation, as amended. (1)
3.2	Bylaws and Bylaw Amendments. (2)
3.3	Certificate of Designation of Series D Preferred Stock (13)
4.1	2008 Stock Incentive Plan, as amended. (3)
4.2	Form of Option, for 2008 Stock Incentive Plan (4)
4.3	2014 Stock Incentive Plan (5)
4.4	Form of Option, for 2014 Stock Incentive Plan (6)
4.5	Rights Agreement, dated as of March 8, 2016 (7)
4.6	Form of Warrant (to be filed by amendment)
10.1*	Employment Agreement dated effective as of March 13, 2017 with John J. Sperzel III
10.2*	Employment Agreement dated March 5, 2016 with Javan Esfandiari (8)
10.3*	Employment Agreement dated June 12, 2015 with Sharon Klugewicz (9)
10.4*	Employment Agreement dated January 9, 2017 with Magentiren Vajuram
10.5*	Employment Agreement dated January 9, 2017 with Avijit Roy
10.6	HIV Barrel License, Marketing and Distribution Agreement, dated as of September 29, 2006, by and among the Registrant, Alere and StatSure. (10)
10.8	HIV Cassette License, Marketing and Distribution Agreement, dated as of September 29, 2006, between the Registrant and Alere. (10)
10.9	Non-Exclusive License, Marketing and Distribution Agreement, dated as of September 29, 2006, between the Registrant and Alere. (10)
10.10	Joint HIV Barrel Product Commercialization Agreement, dated as of September 29, 2006, between the Registrant and StatSure. (10)
10.11	2015 Omnibus Agreement (11)
10.12	Amended And Restated Stock Purchase Agreement, dated as of December 7, 2016, by and among Chembio Diagnostics, Inc., RVR Diagnostics Sdn Bhd, Avijit Roy and Magentiren Vajuram (14)
14.1	Ethics Policy (12)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(UNAUDITED)

1	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on July 29, 2010.
2
Incorporated by reference to the Registrant's registration statement on Form SB-2 (File No. 333-85787) filed with the Commission on August 23, 1999 and the Registrant's Forms 8-K filed on May 14, 2004, December 20, 2007 and April 18, 2008.

3	Incorporated by reference to the Registrant's definitive proxy statement on Schedule 14A filed with the Commission on August 3, 2012.
4	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 8, 2014.
5	Incorporated by reference to the Registrant's definitive proxy statement on Schedule 14A filed with the Commission on April 29, 2014.
6	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 7, 2014.
7	Incorporated by reference to the Registrant's registration statement on Form 8-A filed with the Commission on April 7, 2016.
8	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2016.
9	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on June 17, 2015.
10	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on October 5, 2006.
11	Incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the Commission on March 5, 2015.
12	Incorporated by reference to the Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 2006.
13	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on April 7, 2016.
14	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on January 10, 2017.

(*)	An asterisk (*) beside an exhibit number indicates the exhibit contains a management contract, compensatory plan or arrangement which is required to be identified in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chembio Diagnostics, Inc.

Date:	May 9, 2017	By: /s/ John J. Sperzel III
John J. Sperzel III
Chief Executive Officer (Principal Executive Officer)

Date:	May 9, 2017	By: /s / Richard J. Larkin
Richard J. Larkin
Chief Financial Officer (Principal Financial and Accounting Officer)