Form 10-Q
period 2017-06-30
CHEMBIO DIAGNOSTICS, INC.
filed 2017-08-09
CIK 1092662

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________________

FORM 10 - Q

_______________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2017

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
Yes □ No ☒

As of August 4, 2017, the Registrant had 12,309,122 shares outstanding of its $.01 par value common stock.

Quarterly Report on FORM 10-Q
For The Quarterly Period Ended
June 30, 2017

Table of Contents

Chembio Diagnostics, Inc.

Page

Part I. FINANCIAL INFORMATION:
Item 1. Financial Statements:
Condensed Consolidated Balance Sheets as of June 30, 2017 (unaudited) and December 31, 2016	2

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the for the three and six months ended June 30, 2017 and 2016	3

Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2017 and 2016	4

Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 4. Controls and Procedures	31

Part II. OTHER INFORMATION:

Item 6. Exhibits	32

SIGNATURES	33

EXHIBITS

PART I
Item 1. FINANCIAL STATEMENTS
CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF

	June 30, 2017	December 31, 2016
	(Unaudited)
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$3,691,783	$10,554,464
Accounts receivable, net of allowance for doubtful accounts of $52,000 at June 30, 2017 and December 31, 2016, respectively	4,671,627	3,383,729
Inventories, net	4,993,951	3,335,188
Prepaid expenses and other current assets	777,688	840,145
TOTAL CURRENT ASSETS	14,135,049	18,113,526

FIXED ASSETS, net of accumulated depreciation	2,093,494	1,709,321

OTHER ASSETS:
Goodwill	1,571,104	-
Intangible assets, net	1,588,968	-
Deposits on manufacturing equipment	51,573	31,900
Deposits and other assets	156,088	720,489
TOTAL ASSETS	$19,596,276	$20,575,236

- LIABILITIES AND STOCKHOLDERS' EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$3,701,436	$3,013,133
Deferred revenue	161,356	392,517
TOTAL CURRENT LIABILITIES	3,862,792	3,405,650

OTHER LIABILITIES:
Deferred tax liability	335,990	-
TOTAL LIABILITIES	4,198,782	3,405,650

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock - 10,000,000 shares authorized; none outstanding	-	-
Common stock - $.01 par value; 100,000,000 shares authorized; 12,299,122 and 12,026,847 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	122,991	120,268
Additional paid-in capital	62,611,394	60,721,783
Accumulated other comprehensive income	124,241	-
Accumulated deficit	(47,461,132)	(43,672,465)
TOTAL STOCKHOLDERS' EQUITY	15,397,494	17,169,586

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,596,276	$20,575,236

See accompanying notes to condensed consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
REVENUES:
Net product sales	$2,892,942	$2,034,072	$8,320,314	$7,951,091
License and royalty revenue	227,635	33,895	327,689	56,096
R&D, milestone and grant revenue	994,237	1,198,438	1,791,977	1,860,317
TOTAL REVENUES	4,114,814	3,266,405	10,439,980	9,867,504

Cost of product sales	2,203,843	1,686,100	5,423,057	5,121,651

GROSS MARGIN	1,910,971	1,580,305	5,016,923	4,745,853

OPERATING EXPENSES:
Research and development expenses	1,982,426	2,367,466	4,228,998	4,001,764
Selling, general and administrative expenses	2,109,360	1,598,813	4,597,696	3,598,217
	4,091,786	3,966,279	8,826,694	7,599,981
LOSS FROM OPERATIONS	(2,180,815)	(2,385,974)	(3,809,771)	(2,854,128)

OTHER INCOME:
Interest income	7,722	1,310	21,104	3,874
	7,722	1,310	21,104	3,874

LOSS BEFORE INCOME TAXES	(2,173,093)	(2,384,664)	(3,788,667)	(2,850,254)

Income tax provision	-	5,962,818	-	5,800,818

NET LOSS	$(2,173,093)	$(8,347,482)	$(3,788,667)	$(8,651,072)

Foreign currency translation adjustments	124,241	-	124,241	-

Comprehensive loss	$(2,048,852)	$(8,347,482)	$(3,664,426)	$(8,651,072)

Basic loss per share	$(0.18)	$(0.86)	$(0.31)	$(0.90)

Diluted loss per share	$(0.18)	$(0.86)	$(0.31)	$(0.90)

Weighted average number of shares outstanding, basic	12,299,122	9,667,543	12,284,979	9,649,612

Weighted average number of shares outstanding, diluted	12,299,122	9,667,543	12,284,979	9,649,612

See accompanying notes to condensed consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
(Unaudited)

	June 30, 2017	June 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers and grants	$8,920,921	$8,176,364
Cash paid to suppliers and employees	(14,398,812)	(12,036,793)
Interest received	21,104	3,874
Net cash used in operating activities	(5,456,787)	(3,856,555)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for net assets of business acquired	(850,000)	-
Acquisition of and deposits on fixed assets	(555,894)	(85,877)
Net cash used in investing activities	(1,405,894)	(85,877)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	-	5,370

DECREASE IN CASH AND CASH EQUIVALENTS	(6,862,681)	(3,937,062)
Cash and cash equivalents - beginning of the period	10,554,464	5,376,931

Cash and cash equivalents - end of the period	$3,691,783	$1,439,869

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:

Net Loss	$(3,788,667)	$(8,651,072)
Adjustments:
Depreciation and amortization	773,566	580,159
Deferred taxes	-	5,800,818
Share based compensation	209,609	146,265
Changes in assets and liabilities:
Accounts receivable	(1,287,898)	(2,156,582)
Inventories	(1,658,763)	96,206
Prepaid expenses and other current assets	(25,043)	(46,226)
Deposits and other assets	8,729	1,505
Accounts payable and accrued liabilities	542,841	(93,070)
Customer deposits and deferred revenue	(231,161)	465,442
Net cash used in operating activities	$(5,456,787)	$(3,856,555)

Supplemental disclosures for non-cash investing and financing activities:
Deposits on manufacturing equipment transferred to fixed assets	$174,399	$43,590
Accrual of contingent earn-out	148,000	-
Issuance of common stock for net assets of business acquired	1,682,725	-

See accompanying notes to condensed consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(UNAUDITED)
NOTE 1 — DESCRIPTION OF BUSINESS:

Chembio Diagnostics, Inc. (the "Company" or "Chembio") and its wholly-owned subsidiaries, Chembio Diagnostic Systems Inc., and RVR Diagnostics Sdn Bhd ("RVR"), develop, manufacture, and market rapid diagnostic tests that detect infectious diseases. The Company's main lateral flow products are three rapid tests for the detection of HIV antibodies in whole blood, serum and plasma samples, two of which were approved by the FDA in 2006; the third is sold for export only. In addition, the Company has several products based on its patented Dual Path Platform (DPP®) technology, including a HIV test approved by the FDA in 2013 and CLIA-Waived in 2014. Lateral Flow Rapid HIV tests represented 39% of the Company's product revenues in the first six months of 2017. The Company's products based on its DPP® platform represented approximately 41% of the Company's product revenues in the first six months of 2017. The Company also has other rapid tests and components that together represented approximately 20% of product sales in the first six months of 2017. The Company's products are sold to medical laboratories and hospitals, governmental and public health entities, non-governmental organizations, medical professionals and retail establishments, both domestically and internationally. Chembio's products are sold under the Company's STAT PAK®, SURE CHECK®, STAT-VIEW® or DPP® registered trademarks, or under the private labels of its marketing partners. All of the Company's products that are currently being developed are based on its patented DPP®, which is a unique diagnostic point-of-care platform that has certain advantages over lateral flow technology.

NOTE 2 — ACQUISITION OF RVR DIAGNOSTICS SDN BHD:

On January 9, 2017, pursuant to a stock purchase agreement (the "Stock Purchase Agreement), the Company acquired all of the outstanding common stock of RVR Diagnostics Sdn Bhd, a Malaysia corporation ("RVR"), for $3,231,000, utilizing some of the proceeds from the funds raised by the Company in August 2016, the issuance of Chembio's common stock, and a contingent consideration, as described below, related to RVR reaching a milestone based on revenues that was valued at $148,000.  RVR is a privately-held Malaysia based manufacturing company focused on assembly and sales of rapid medical assays.  The Company acquired RVR to have a better presence in Asia, access to lower cost, shorter approval time of in-country regulatory approvals, and a lower cost assembly operation.

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

In addition, the Stock Purchase Agreement provides that the sellers may become entitled to receive certain milestone payments based on the achievement of performance goals related to sales by RVR during the 12 months ending December 31, 2017. RVR's actual sales during that period will be used to determine the "Milestone Proration Amount," which is a fraction that (i) the numerator of which is the positive amount, if any, by which actual sales for calendar year 2017 are greater than $2,250,000, up to a maximum overage of $250,000, and (ii) the denominator of which is $250,000. Based on the actual sales achieved by RVR, the Sellers will be entitled to receive (i) a cash milestone payment equal to $100,000 multiplied by the Milestone Proration Amount, for a maximum cash milestone payment of $100,000, and (ii) a stock milestone payment equal to 21,830 shares of Chembio common stock multiplied by the Milestone Proration Amount, with a maximum stock milestone payment of 21,830 shares of Chembio common stock.  As of March 31, 2017 the Company accrued $148,000 for the milestone.  This amount is the estimated value of the common stock of $85,000 based on the assumption of reaching the milestone of 74.5% and discounted by 15%, as well as the cash portion of the milestone payment valued at $63,000.  There was no change in the fair value of this contingent milestone payment through June 30, 2017.

As a result of the consideration paid exceeding the preliminary fair value of the net assets acquired, goodwill in the amount of $1,503,361 was recorded in connection with this acquisition, none of which will be deductible for tax purposes. In addition, the Company recorded $1,800,000 in intangible assets, which results largely from the addition of RVR's intellectual property, customer base and distribution channels, trade names, order backlog, industry reputation, and management talent and workforce. Our Condensed Consolidated Statements of Operations for the six months ended June 30, 2017 include $25,000 of transaction costs related to the RVR acquisition, which are reflected as general and administrative expenses.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(UNAUDITED)
The acquisition was accounted for using the purchase method of accounting.  The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the closing date of January 9, 2017:

PRELIMINARY

Property, plant and equipment	$235,141
Goodwill	1,503,361
Deferred tax liability	(307,636)
Other intangible assets (estimated useful life):
Intellectual property (approximate 10 year weighted average)	800,000
Customer contracts / relationships (approximate 10 year weighted average)	700,000
Order backlog (3 months)	200,134
Trade names (approximate 11 year weighted average)	100,000
Total consideration *	$3,231,000

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

As indicated, the allocation of the purchase price and estimated useful lives of property, plant and equipment, intangible assets and deferred tax liability shown above is preliminary, pending final completion of valuations. Upon completion of this analysis, an adjustment may be required to goodwill.

For the period from January 10, 2017 to June 30, 2017, net sales and loss before income taxes from the acquisition was approximately $1,423,000 and $(150,000), respectively, which have been included in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2017.  The following represents unaudited pro forma operating results as if the operations of RVR had been included in the Company's Condensed Consolidated Statements of Operations as of January 1, 2016:

Proforma table	For the six months ended June 30, 2016
Total revenues	$10,158,295

Net loss	$(8,643,841)

Net loss per common share	$(.90)

Diluted net loss per common share	$(.90)

The pro forma financial information includes business combination accounting effects from the acquisition including amortization charges from acquired intangible assets of approximately $292,000. The unaudited pro forma information as presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2016.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(UNAUDITED)
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a)	Basis of Presentation:

The preceding (a) condensed consolidated balance sheet as of December 31, 2016, which has been derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements as of June 30, 2017 and for the three and six-month periods ended June 30, 2017 and 2016, respectively, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company's condensed consolidated financial position as of June 30, 2017, its condensed consolidated results of operations for the three and six-month periods ended June 30, 2017 and 2016, respectively, and its condensed consolidated cash flows for the six-month periods ended June 30, 2017 and 2016, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

For certain contracts, the Company recognizes revenue from non-milestone payments and grant revenues when earned. Grants are invoiced after expenses are incurred. Revenues from projects or grants funded in advance are deferred until earned. Deferred revenues not earned were $161,356 and $392,517 as of June 30, 2017 and December 31, 2016, respectively.

The Company follows Financial Accounting Standards Board ("FASB") authoritative guidance ("guidance") prospectively for the recognition of revenue under the milestone method. The Company applies the milestone method of revenue recognition for certain collaborative research projects defining milestones at the inception of the agreement.

c)	Inventories:

Inventories consist of the following at:

	June 30, 2017	December 31, 2016
Raw materials	$2,134,288	$1,824,248
Work in process	532,417	535,320
Finished goods	2,327,246	975,620
	$4,993,951	$3,335,188

Inventories are stated net of reserves of approximately $245,000 as of June 30, 2017 and December 31, 2016.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(UNAUDITED)
d)	Earnings Per Share:

Basic earnings per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution from the exercise or conversion of other securities into common stock, but only if dilutive. The following securities, presented on a common share equivalent basis for the three- and six-month periods ended June 30, 2017 and 2016, have been included in the earnings per share computations:

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Basic	12,299,122	9,667,543	12,284,979	9,649,612

Diluted	12,299,122	9,667,543	12,284,979	9,649,612

As there were losses for the three and six months ended June 30, 2017 and 2016, no common share equivalents are included in the diluted per share computations.

There were 674,795 and 667,995 weighted-average number of options outstanding as of June 30, 2017 and 2016, respectively, that were not included in the calculation of diluted per common share equivalent for the three months ended June 30, 2017 and 2016 respectively, because the effect would have been anti-dilutive. There were 674,795 and 708,514 weighted-average number of options outstanding as of June 30, 2017 and 2016, respectively, that were not included in the calculation of diluted per common share equivalent for the six months ended June 30, 2017 and 2016, respectively, because the effect would have been anti-dilutive.

e)	Employee Stock Option Plans and Share-Based Compensation:

Effective June 3, 2008, the Company's stockholders voted to approve the 2008 Stock Incentive Plan ("SIP"), initially with 625,000 shares of Common Stock available to be issued. At the Annual Stockholder meeting on September 22, 2011, the Company's stockholders voted to approve an increase to the shares of Common Stock issuable under the SIP by 125,000 to 750,000. Under the terms of the SIP, the Compensation Committee of the Company's Board has the discretion to select the persons to whom awards are to be granted and the number of shares of common stock to be covered by each grant. Awards can be incentive stock options, restricted stock and/or restricted stock units. The awards become vested at such times and under such conditions as determined by the Compensation Committee at the time of the initial stock option grant. As of June 30, 2017, there were 470,724 options exercised and 264,177 options outstanding under the SIP.

Effective June 19, 2014, the Company's stockholders voted to approve the 2014 Stock Incentive Plan ("2014-SIP"), with 800,000 shares of Common Stock available to be issued. Under the terms of the 2014-SIP, the Compensation Committee of the Company's Board has the discretion to select the persons to whom awards are to be granted and the number of shares of common stock to be covered by each grant. Awards can be incentive stock options, restricted stock and/or restricted stock units. The awards become vested at such times and under such conditions as determined by the Compensation Committee at the time of the initial stock option grant. As of June 30, 2017, there were 12,000 options exercised, 203,750 options outstanding and 584,250 options or shares still available to be issued under the 2014-SIP.

There were 86,000 and 106,875 stock options granted during the six months ended June 30, 2017 and 2016, respectively.  The weighted average estimated fair value, at their respective dates of grant, of stock options granted in the six months ended June 30, 2017 and June 30, 2016, was $2.27 and $2.77 per share, respectively.  The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is based upon the historical volatility of our stock. The expected term is based on historical information.

The assumptions made in calculating the fair values of options granted during the periods indicated are as follows:

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Expected term (in years)	n/a	4.5	5.0	4.5 to 5.0
Expected volatility	n/a	43.00%	44.18%	43.00% to 48.66%
Expected dividend yield	n/a	0%	0%	0%
Risk-free interest rate	n/a	0.90%	1.58%	0.90% to 0.97%

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(UNAUDITED)
The Company's results for the three-month periods ended June 30, 2017 and 2016 include share-based compensation expense, consisting solely of stock options, totaling $73,700 and $92,700, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within cost of product sales ($12,800 and none), research and development ($12,100 and $27,300, respectively) and selling, general and administrative expenses ($48,800 and $65,400, respectively). The results for the six-month periods ended June 30, 2017 and 2016 include share-based compensation expense, consisting solely of stock options, totaling approximately $209,600 and $146,200, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within cost of product sales ($21,400 and none), research and development ($65,200 and $34,700, respectively) and selling, general and administrative expenses ($123,000 and $111,500, respectively). An operating expense, resulting in income tax benefit, has been recognized in the statement of operations for share-based compensation arrangements.

Stock option compensation expense for the three and six months ended June 30, 2017 and 2016 is based on the estimated fair value, at the date of issuance, of options outstanding, which is being amortized on a straight-line basis over the requisite service period for each vesting portion of the award. Accordingly, for stock options that vested immediately, the estimated fair value was expensed immediately.

The following table provides stock option activity for the six months ended June 30, 2017:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	600,549	$4.55	3.43 years	$1,463,052

Granted	86,000	5.72
Exercised	10,969	4.00
Forfeited/expired/cancelled	785	5.56
Outstanding at June 30, 2017	674,795	$4.70	3.28 years	$1,089,594

Exercisable at June 30, 2017	383,920	$4.29	2.76 years	$727,568

As of June 30, 2017, there was $357,109 of net unrecognized compensation cost related to stock options that have not vested, which is expected to be recognized over a weighted average period of approximately 2.17 years. The total fair value of stock options vested during the six-month periods ended June 30, 2017 and 2016 was $128,125 and $206,701, respectively.

f)	Geographic Information:

U.S. GAAP establishes standards for the manner in which business enterprises report information about operating segments in financial statements and requires that those enterprises report selected information. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.  The table below represents product revenues for different geographic regions.

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Africa	$493,852	$395,231	$862,679	$713,989
Asia	92,596	88,984	1,513,018	64,005
Europe	599,435	205,667	1,040,160	123,096
North America	672,765	667,165	1,760,104	2,389,024
South America	1,034,294	677,025	3,144,353	4,660,977
	$2,892,942	$2,034,072	$8,320,314	$7,951,091

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(UNAUDITED)
g)	Accounts Payable and Accrued Liabilities:

Accounts payable and accrued liabilities consist of:

	June 30, 2017	December 31, 2016
Accounts payable – suppliers	$1,823,896	$1,437,290
Accrued commissions	498,974	221,982
Accrued royalties / license fees	389,705	352,660
Accrued payroll	198,507	167,575
Accrued vacation	312,431	289,587
Accrued bonuses	-	282,500
Accrued expenses – other	477,923	261,539
TOTAL	$3,701,436	$3,013,133

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

If actual future results are not consistent with management's estimates and assumptions, we may have to take an impairment charge in the future related to our goodwill. Future impairment tests will continue to be performed annually in the fiscal first quarter, or sooner if a triggering event occurs. As of June 30, 2017, we believe no indicators of impairment exist.

Goodwill
Beginning balance 1/1/17	$-

Acquisition of RVR	1,503,361

Changes in foreign currency exchange rate	67,743

Balance at 6/30/17	$1,571,104

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(UNAUDITED)
In addition, the Company recorded certain intangible assets as part of the RVR acquisition which are as follows as of June 30, 2017.

Cost		Accumulated Amortization	June 30, 2017
Intellectual property	$836,049	$41,802	$794,247
Customer Contracts/relationships	731,543	36,577	694,966
Order Backlog	209,152	209,152	-
Trade names	104,506	4,751	99,755
	$1,881,250	$(292,282)	$1,588,968

Amortization expenses for the six months ended June 30, 2017 was approximately $292,000.

i)	Recent Accounting Pronouncements Affecting the Company:

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

The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2018.  The Company has conducted a preliminary analysis of its sales contracts which are based on the shipment of goods to the customer, and currently this new accounting standard will not have a material impact on its consolidated financial statements for its sales contracts.  The Company has conducted a preliminary analysis of its current R&D contracts which are currently based on an "as expenses are incurred" basis, and currently this new accounting standard will not have a material impact on its consolidated financial statements for current R&D contracts.

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
JUNE 30, 2017
(UNAUDITED)
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

In January 2015, the Company entered into a technology development agreement with Perseus Science Group LLC for $946,000 and a follow-on agreement in December 2016 for $350,000. The Company earned $233,000 and $188,000 for the six-month periods ended June 30, 2017 and 2016, respectively, from this agreement. The Company earned $1,000,000 from this grant from inception through June 30, 2017.

b)	Malaria agreement:

In April 2016, the Company was awarded a grant from the Bill & Melinda Gates Foundation for $678,000.  The Company earned  $159,000 for the six-month period ended June 30, 2017 from this agreement.  The Company earned $678,000 from this grant from inception through June 30, 2017.

c)	Fever Panel agreement:

In October 2015, the Company entered into a technology development agreement with the Paul G. Allen Ebola Program for $2,118,000 and a follow-on agreement in February 2016 for $550,000. The Company earned none and $1,560,000 for the six-month periods ended June 30, 2017 and 2016, respectively, from this agreement. The Company earned $2,668,000 from this grant from inception through June 30, 2017.

d)	BARDA Zika agreement:

In August 2016, the Company was awarded a grant for $5,934,000 from BARDA, which is part of the U.S. Department of Health And Human Resources. The Company earned $880,000 for the six-month period ended June 30, 2017 from this agreement. The Company earned $1,353,000 from this grant from inception through June 30, 2017.

e)	USDA Bovid:

In September 2016, the Company entered into a Phase II agreement with the USDA for an additional $600,000 to develop a Bovid TB assay.  The Phase I agreement was for  $100,000.  Revenue for these agreements are being recognized under a proportional performance method. The Company earned $169,000 for the six-month period ended June 30, 2017 from these agreements. The Company earned $290,000 from these agreements from inception through June 30, 2017.

f)	FIND agreement:

In March 2017, the Company entered into a technology development agreement with FIND  for $999,000. The Company earned $339,000 for the six-month period ended June 30, 2017 from this agreement. The Company earned $339,000 from this grant from inception through June 30, 2017.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(UNAUDITED)
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

During the second quarter of 2017, no options were granted or exercised.

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

The Company entered into an employment agreement, effective as of March 13, 2017 (the "CEO Employment Agreement"), with John Sperzel to serve as the Company's Chief Executive Officer, for an additional term of three years through March 13, 2020. Pursuant to the Employment Agreement, the Company issued to Mr. Sperzel incentive and non-qualified stock options to purchase 20,000 shares of the Company's common stock. These options vest on the third anniversary or March 31, 2020. The exercise price for these options was equal to the volume weighted trading price for the Company's common stock on March 31, 2017, which was $5.3666 per share. Each option granted will expire and terminate, if not exercised sooner, upon the earlier to occur of (a) 30 days after termination of Mr. Sperzel's employment with the Company or (b) the seventh anniversary of the effective date of the grant.

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
JUNE 30, 2017
(UNAUDITED)
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

During the year 2016, options to purchase 191,804 shares of the Company's common stock were exercised for cash and on a cashless basis into 125,750 shares of common stock at exercise prices ranging from $2.80 to $5.56 by surrendering options and shares of common stock already owned.

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

The following table discloses product sales and accounts receivable the Company had with respect to each customer that purchased in excess of 10% of the Company's net product sales for the periods indicated:

	For the three months ended				For the six months ended				Accounts Receivable as of
	June 30, 2017		June 30, 2016		June 30, 2017		June 30, 2016		June 30, 2017	June 30, 2016
	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales
Customer 1	$956,207	33%	$666,765	33%	$2,895,794	35%	$3,256,170	41%	$2,729,804	$3,389,505
Customer 2	*	*	*	*	*	*	1,796,477	23%	*	-
Customer 3	*	*	*	*	1,326,171	16%	*	*	-	*
Customer 4	399,482	14%	*	*	754,408	9%	*	*	-	*

(*) Product sales did not exceed 10% for the period indicated.

Note that sales include product sales only while accounts receivable reflects the total due from the customer, which includes freight.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(UNAUDITED)
The following table discloses purchases and accounts payable that the Company had with respect to each vendor that sold to the  Company in excess of 10% of the Company's total purchases for the periods indicated:

	For the three months ended					For the six months ended					Accounts Payable as of
	June 30, 2017			June 30, 2016		June 30, 2017			June 30, 2016		June 30, 2017		June 30, 2016
	Purchases		% of Purc.	Purchases	% of Purc.	Purchases		% of Purc.	Purchases	% of Purc.
Vendor 1	$	*	*	$203,020	12%	$	*	*	$425,922	13%	$	*	$60,935
Vendor 2		698,838	32%	*	*		698,838	26%	*	*		-	*
Vendor 3		204,781	11%	*	*		*	*	*	*		29,613	*

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

The Company has employment contracts with four key employees: CEO John J. Sperzel III; CSTO Javan Esfandiari; Managing Director of RVR Magentiren Vajuram; Vice-President of RVR Dr. Avijit Roy. The contracts call for salaries presently aggregating $1,000,000 per year. The Sperzel contract expires in March 2020, the Esfandiari contract expires in March 2019, and the Vajuram and Roy contracts expire January 9, 2018. In connection with the Sperzel contract that expires in March 2020, the Company issued, in March 2017, options to purchase 20,000 common shares of stock, which vest on the third anniversary of the grant. In connection with the Esfandiari contract that expires in March 2019, the Company issued, in March 2016, options to purchase 60,000 shares of common stock, with one-third vesting on each of the first, second and third anniversaries of the grant.

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

Research and development ("R&D"), milestone, and grant revenues for the six months ended June 30, 2017 decreased to $1.79 million from $1.86 million in the prior-year period, which was primarily the result of decreased R&D project revenues in 2017.

R&D expenses in the six months ended June 30, 2017 were $4.23 million, compared with $4.00 million in the prior-year period. Development work continues on several assays utilizing Chembio's DPP® platform, including the DPP® HIV multiplex tests that are designed to detect various infectious diseases such as Zika, Malaria, Dengue and other fever diseases partially funded by projects and grants.

Research & Development Activities

Sexually Transmitted Disease

●
DPP® HIV-Syphilis Assay: The DPP® HIV-Syphilis Assay is a rapid, point-of-care (POC), multiplex test for the simultaneous detection of antibodies to HIV and to Treponema Pallidum (TP) bacteria (the causative agent of syphilis). This novel combination assay was developed to address the growing concern among public health officials regarding the rising co-infection rates of HIV and syphilis as well as mother-to-child transmission (MTCT) of HIV and syphilis. The product received approval by the Mexican regulatory agency (Cofepris) in 2014, received approval by the Brazilian regulatory agency, Agência Nacional de Vigilância Sanitária (ANVISA) in 2015, and received CE mark approval in 2017. We have developed a U.S. version of the DPP® HIV-Syphilis Assay, designed to meet the performance requirements for the "reverse" algorithm that is currently in clinical use for syphilis testing in the United States. The clinical trial to support the FDA application for the DPP® HIV-Syphilis Assay, which was initiated during first quarter of 2016, has been completed. In March 2017, the FDA requested further studies in addition to the clinical studies recently completed, which are in progress and expected to be complete during the fourth quarter of 2017, in preparation for filing the Premarket Approval Application.

Fever & Tropical Disease

●
DPP® Malaria Assay: The DPP® Malaria Assay is a rapid, POC, multiplex test for the simultaneous detection of plasmodium falciparum, and other plasmodium infections. In January 2015, we received a grant from the Bill & Melinda Gates Foundation to expedite the development and feasibility testing of a POC DPP® Malaria Assay. The Company completed this project, which compared the new DPP® Malaria Assay to the world's leading currently-available POC Malaria Assay with favorable results: a ten-fold improvement in sensitivity.  In April 2016, we received a second Malaria grant from the Bill & Melinda Gates Foundation to expedite the feasibility testing and development of the world's first oral fluid/saliva POC diagnostic test to simply and accurately identify individuals infected with all species of malaria. We have recently completed the feasibility, and delivered DPP® Malaria Assays to a partner of the Bill & Melinda Gates Foundation for a lab evaluation during the third  quarter of 2017.

●
DPP® Zika Assay: The DPP® Zika Assay is a rapid POC stand-alone test for the simultaneous detection of IgM/IgG antibodies. In February 2016, we received a grant from The Paul G. Allen Family Foundation to initiate development the DPP® Zika Assay. During 2016, Chembio announced collaborations with Bio-Manguinhos, the unit of the Oswaldo Cruz Foundation (Fiocruz) responsible for the development and production of vaccines, diagnostics, and biopharmaceuticals, primarily to meet the demands of Brazil's national public health system, related to the DPP® Zika Assay. In August 2016, the Company received an award from the U.S. Government (HHS/ASPR/BARDA), granting the Company up to $13.2 million ($5.9 million to develop DPP® Zika Assay and obtain U.S. regulatory approval). The Company filed the following regulatory submissions: U.S. Food and Drug Administration Emergency Use Authorization (EUA), World Health Organization EUA, Brazil's regulatory agency ANVISA, Mexico's regulatory agency Cofepris, and CE mark. The Company obtained CE mark in July 2016, and then began selling in the Caribbean region via its distribution partner, Isla Lab, LLC. In September 2016, the Company received a contract award from CDC, to initiate a Zika surveillance program in India, Peru, Guatemala, and Haiti, and we began selling the DPP® Zika IgM/IgG Assay to CDC for field testing purposes during the first quarter of 2017. The Company received approval by the Brazilian health regulatory authority, Agência Nacional de Vigilância Sanitária (ANVISA), for the DPP® Zika IgM/IgG Assay in November 2016, and for the DPP® Micro Reader in July 2017, in collaboration with Bio-Manguinhos/Fiocruz.

●
DPP® Dengue Fever Assay: The DPP® Dengue Fever Assay is a rapid, POC, multiplex test for the simultaneous detection of IgG/IgM and NS1 antigens. During 2016, Chembio announced collaborations with Bio-Manguinhos, the unit of the Oswaldo Cruz Foundation (Fiocruz) responsible for the development and production of vaccines, diagnostics, and biopharmaceuticals, primarily to meet the demands of Brazil's national public health system related to the DPP® Dengue Fever Assay. We completed verification and validation studies, and production of pilot lots, to support preclinical studies. Also during 2016, we initiated registration to begin commercialization in Southeast Asia, and we initiated sales of our DPP® Dengue Assay in Southeast Asia during the first quarter of 2017.

●
DPP® Chikungunya Assay: The DPP® Chikungunya Assay is a rapid, POC, multiplex test for the simultaneous detection of IgG/IgM antibodies. During 2016, Chembio announced collaborations with Bio-Manguinhos, the unit of the Oswaldo Cruz Foundation (Fiocruz) responsible for the development and production of vaccines, diagnostics, and biopharmaceuticals, primarily to meet the demands of Brazil's national public health system, related to the DPP® Chikungunya Assay. Also during 2017, we initiated registration to begin initial commercialization in Southeast Asia.

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

●
DPP® Fever Panel Assay (1): The DPP® Fever Panel Assay is a rapid, POC, multiplex test for the simultaneous detection of Malaria, Dengue, Chikungunya, Zika, Ebola, Lassa, and Marburg. In October 2015, we received a $2.1 million grant from the Paul G. Allen Ebola Program to develop the DPP® Fever Panel Assay and a $0.55 million follow-on grant to add a test for the detection of Zika virus. We completed the development of the DPP® Fever Panel Assay in 2016, including the addition of Zika, and we supplied 10,000 tests to FIND, which initiated field evaluation in Peru and Nigeria. We estimate completion of these field studies in the 3Q of 2017.

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

Technology Collaboration

●
DPP® Cancer Assay: The DPP® Cancer Assay is a rapid, POC, multiplex test for the early detection and monitoring of a specific type of cancer. In October 2014, we entered into collaboration with an international diagnostics company to develop a POC diagnostic test for a specific type of cancer. This program is fully funded by this partner. However, under the terms of the agreement, neither Chembio's partner nor the specific type of cancer is being disclosed. The cancer project represents an application of the DPP® technology outside of the infectious disease field, and the scope of the agreement involves product development of a quantitative, reader-based cancer assay for two cancer markers, utilizing Chembio's DPP® technology and DPP® Micro Reader. During the third quarter of 2015, we completed successful feasibility, and our partner agreed to fund continued development and verification of the DPP® Cancer Assay, which are ongoing.

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

●
DPP® Bovine Tuberculosis: The DPP® BovidTB Assay is a rapid POC test for the detection of bovine tuberculosis (TB). In September 2016, the Company was awarded a $600,000 grant from the United States Department of Agriculture (USDA) to develop the DPP® BovidTB Assay. The grant is managed by the Small Business Innovation Research Program (SBIR) of the National Institute of Food and Agriculture (NIFA), a federal agency within the USDA, and the assay is being developed in collaboration with National Animal Disease Center (NADC) and Infectious Disease Research Institute (IDRI). Under the two-year grant, Chembio is using its patented DPP® technology to undertake to develop a simple, rapid, accurate and cost-effective test for bovine TB in cattle. The DPP® BovidTB Assay is being designed to provide results within 20 minutes, thereby significantly improving on the time-consuming, tedious and inadequate diagnostic methods currently in use.

Regulatory Activities

●
DPP® HIV-Syphilis Assay::  We have developed a U.S. version of the DPP® HIV-Syphilis Assay, designed to meet the performance requirements for the "reverse" algorithm that is currently in clinical use for syphilis testing in the United States. The clinical trial to support the FDA application for the DPP® HIV-Syphilis Assay, which was initiated during first quarter of 2016, has been completed. In March 2017, the FDA requested further studies in addition to the clinical studies recently completed, which are in progress and expected to be complete during the fourth quarter of 2017, in preparation for filing the Premarket Approval Application.

●
DPP® Zika IgM/IgG System:  In July of 2016 Chembio obtained a CE Mark for the DPP® Zika IgM/IgG Assay.  The DPP® Zika IgM/IgG System, which includes an assay utilizing the patented DPP® technology as well as a digital reader (DPP® Micro Reader), is now cleared for commercialization in European countries as well as the majority of the Caribbean nations, not including U.S. territories. In November of 2016, we received approval from ANVISA, Brazil's regulatory Agency, for the DPP® Zika IgM/IgG Assay, and in July 2017, we received ANVISA approval for the DPP® Micro Reader, in collaboration with Bio-Manguinhos.  Additionally, we have also filed regulatory submissions to FDA (Emergency Use Authorization), the World Health Organization (Emergency Use Assessment and Listing), and Cofepris (Mexico), and we are actively engaged with these organizations.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2017 AS COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2016

Income:

For the three months ended June 30, 2017, Loss before income taxes was $2,173,000 compared to $2,385,000 for the three months ended June 30, 2016. Net Loss for the 2017 period was $2,173,000 as compared to $8,347,000 for 2016. The decrease in Net Loss is primarily attributable to recording of a full valuation of approximately 5,963,000 on our Deferred Tax Asset (DTA) in the 2016 period, an increase in product revenues, an increase in royalty revenues, and increased product gross margin, partially offset by an increase in operating expenses and decreased R&D revenues of $204,000. Product gross margin increased in the three months ended June 30, 2017, as compared with the three months ended June 30, 2016, by $341,000 or 98.03%.

Revenues:

Selected Product Categories:	For the three months ended
	June 30, 2017	June 30, 2016	$ Change	% Change

Lateral Flow HIV Tests and Components	$1,598,032	$1,168,759	$429,273	36.73%
DPP® Tests and Components	1,182,052	834,561	347,491	41.64%
Other	112,858	30,752	82,106	266.99%
Net Product Sales	2,892,942	2,034,072	858,870	42.22%
License and royalty revenue	227,635	33,895	193,740	571.59%
R&D, milestone and grant revenue	994,237	1,198,438	(204,201)	-17.04%
Total Revenues	$4,114,814	$3,266,405	$848,409	25.97%

Revenues for our lateral flow HIV (LF-HIV) tests and related components during the three months ended June 30, 2017 increased by approximately $429,000 from the same period in 2016. This was primarily attributable to increased sales to Europe of approximately $386,000, and Africa of approximately $103,000 partially offset by decreased sales to Latin America of approximately $49,000. Revenues for our DPP® products during the three months ended June 30, 2017 increased by approximately $347,000 over the same period in 2016, primarily due to increased sales in Brazil. The decrease in R&D, and in milestone and grant revenue, was primarily due to decreased R&D project revenues in 2017.

Management is also focused on sales by region as well as sales by product types.  As a result, we are providing the following table which shows sales by region and by product type.

	For the three Months ended				For the three Months ended
Region	June 30, 2017	June 30, 2016	$ Change	Part-Type	June 30, 2017	June 30, 2016	$ Change
Africa	$462,852	$379,156	$83,696	DPP	$–	$18,500	$(18,500)
				LF-HIV	463,852	360,636	103,216
				OTHER	(1,000)	20	(1,020)
Asia	122,342	86,644	35,698	DPP	2,400	4,400	(2,000)
				LF-HIV	88,928	76,274	12,654
				OTHER	31,014	5,970	25,044
Europe	599,435	208,817	390,618	DPP	3,350	–	3,350
				LF-HIV	572,011	186,214	385,797
				OTHER	24,074	22,603	1,471
Latin America	1,034,994	737,088	297,906	DPP	953,277	666,765	286,512
				LF-HIV	18,525	67,743	(49,218)
				OTHER	63,192	2,580	60,612
Other	1,255	691	564	DPP	1,000	750	250
				LF-HIV	255	(69)	324
				OTHER	–	10	(10)
USA	672,064	621,676	50,388	DPP	209,025	144,146	64,879
				LF-HIV	454,461	471,910	(17,449)
				OTHER	8,578	5,620	2,958
TOTALS	$2,892,942	$2,034,072	$858,870		$2,892,942	$2,034,072	$858,870

Gross Margin:

	For the three months ended
	June 30, 2017	June 30, 2016	$ Change	% Change

Gross Margin per Statements of Operations	$1,910,971	$1,580,305	$330,666	20.92%
Less: R&D, milestone, grant, license and royalty revenues	1,221,872	1,232,333	(10,461)	-0.85%
Gross Margin from Net Product Sales	$689,099	$347,972	$341,127	98.03%
Product Gross Margin %	23.82%	17.11%

The overall gross margin dollar increase of $331,000 included a $341,000 increase in gross margin from product sales and was partially offset by a $10,000 increase in non-product revenues. The increase in net product sales gross margin of $341,000 is primarily attributable to the increase in sales compared to 2016. The net product sales gross margin increase is primarily affected by two components, one is the increase in product sales of $859,000, which, at the 17.1% margin percentage for June 30, 2016, contributed $147,000 to the increase, and the other is the increased change in margin percentage of 6.71%, which contributed $194,000 to the balance of the increase in our net product sales gross margin.

Research and Development:

Research and development expenses include costs incurred for product development, regulatory approvals, clinical trials, and product evaluations.

Selected expense lines:	For the three months ended
	June 30, 2017	June 30, 2016	$ Change	% Change
Clinical and Regulatory Affairs:
Wages and related costs	$147,692	$131,472	$16,220	12.34%
Consulting	3,463	12,055	(8,592)	-71.27%
Stock-based compensation	-	-	-	100.00%
Clinical trials	313,027	106,746	206,281	193.24%
Other	13,956	9,723	4,233	43.54%
Total Clinical and Regulatory Affairs	478,138	259,996	218,142	83.90%

R&D other than Clinical Regulatory Affairs:
Wages and related costs	733,083	698,385	34,698	4.97%
Consulting	57,806	37,115	20,691	55.75%
Stock-based compensation	12,101	27,263	(15,162)	-55.61%
Materials and supplies	492,003	1,244,803	(752,800)	-60.48%
Other	209,295	99,904	109,391	109.50%
Total R&D other than Clinical Regulatory Affairs	1,504,288	2,107,470	(603,182)	-28.62%

Total Research and Development	$1,982,426	$2,367,466	$(385,040)	-16.26%

Expenses for Clinical & Regulatory Affairs for the three months ended June 30, 2017 increased by $218,000 as compared to the same period in 2016. This was primarily due to the increase in clinical trial expenses of $206,000.

R&D expenses other than Clinical & Regulatory Affairs decreased by $603,000 in the three months ended June 30, 2017, as compared with the same period in 2016. The decreases were primarily related to an decrease in material and supplies, in order to support the decrease in our sponsored research.

Selling, General and Administrative Expenses:

Selected expense lines:	For the three months ended
	June 30, 2017	June 30, 2016	$ Change	% Change

Wages and related costs	$942,795	$750,624	$192,171	25.60%
Consulting	12,000	56,479	(44,479)	-78.75%
Commissions	85,791	90,299	(4,508)	-4.99%
Stock-based compensation	48,753	65,414	(16,661)	-25.47%
Marketing materials	72,601	97,704	(25,103)	-25.69%
Investor relations/investment bankers	71,623	81,236	(9,613)	-11.83%
Legal, accounting and compliance	397,013	149,247	247,766	166.01%
Travel, entertainment and trade shows	173,172	116,725	56,447	48.36%
Other	305,612	191,085	114,527	59.94%
Total S, G &A	$2,109,360	$1,598,813	$510,547	31.93%

Selling, general and administrative expenses for the three months ended June 30, 2017, increased by $511,000 as compared with the same period in 2016, a 31.9% increase. This increase resulted primarily from increases in professional fees, wages and related costs due to an increase in sales staff, travel, entertainment and trade shows, and other expenses which were partially offset by decreases in stock-based compensation, marketing material, commissions, primarily due to decreased sales to Brazil,  and decreases in consulting.

Other Income:

	For the three months ended
	June 30, 2017	June 30, 2016	$ Change	% Change
Interest income	$7,722	$1,310	$6,412	489.47%
Total Other Income	$7,722	$1,310	$6,412	489.47%

Other income for the three months ended June 30, 2017 increased to $7,722, from an income of $1,310 in the same period in 2016, primarily as a result of interest income received as a result of more cash to invest.

Income tax provision:

The Company recorded a full valuation allowance for the three months ended June 30, 2017, on its deferred tax assets.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2017 AS COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2016

Income:

For the for the six months ended June 30, 2017, Loss before income taxes was $3,789,000 compared to $2,850,000 for the for the six months ended June 30, 2016. Net Loss for the 2017 period was $3,789,000 as compared to $8,651,000 for 2016. The decrease in Net Loss is primarily attributable to recording of a full valuation of approximately 5,801,000 on our Deferred Tax Asset (DTA) in the 2016 period, an increase in product revenues, an increase in royalty revenues, and increased product gross margin, partially offset by an increase in operating expenses and decreased R&D revenues of $68,000. Product gross margin increased in the for the six months ended June 30, 2017, as compared with the for the six months ended June 30, 2016, by $ 68,000 or 2.40%.

Revenues:

Selected Product Categories:	For the six months ended
	June 30, 2017	June 30, 2016	$ Change	% Change

Lateral Flow HIV Tests and Components	$3,230,046	$4,225,287	$(995,241)	(23.55)%
DPP® Tests and Components	3,400,670	3,492,446	(91,776)	(2.63)%
Other	1,689,598	233,358	1,456,240	624.04%
Net Product Sales	8,320,314	7,951,091	369,223	4.64%
License and royalty revenue	327,689	56,096	271,593	484.16%
R&D, milestone and grant revenue	1,791,977	1,860,317	(68,340)	(3.67)%
Total Revenues	$10,439,980	$9,867,504	$572,476	5.80%

Revenues for our lateral flow HIV (LF-HIV) tests and related components for the six months ended June 30, 2017 decreased by approximately $ 995,000 from the same period in 2016. This was primarily attributable to decreased sales in the U.S. of approximately $1,257,000, decreased sales to Africa of approximately $334,000, decreased sales to Latin America of approximately $70,000 and Asia of approximately $31,000, and  partially offset by increased sales to Europe of approximately $711,000. Revenues for our DPP® products during the for the six months ended June 30, 2017 decreased by approximately $92,000 over the same period in 2016, primarily due to decreased sales in Brazil, partially offset by increased sales in the U.S.  Revenues for our other products for the six months ended June 30, 2017, increased by approximately $1,456,000, primarily as a result of sales from our Malaysia subsidiary The decrease in R&D, and in milestone and grant revenue, was primarily due to decreased R&D project revenues in 2017.

Management is also focused on sales by region as well as sales by product types.  As a result, we are providing the following table which shows sales by region and by product type.

	For the six months ended				For the six months ended
Region	June 30, 2017	June 30, 2016	$ Change	Part-Type	June 30, 2017	June 30, 2016	$ Change
Africa	$831,679	$1,093,145	$(261,466)	DPP	$88,380	$18,510	$69,870
				LF-HIV	740,128	1,074,615	(334,487)
				OTHER	3,171	20	3,151
Asia	1,542,709	147,022	1,395,687	DPP	7,400	4,400	3,000
				LF-HIV	105,327	136,442	(31,115)
				OTHER	1,429,982	6,180	1,423,802
Europe	1,040,160	331,913	708,247	DPP	3,850	250	3,600
				LF-HIV	1,010,810	299,856	710,954
				OTHER	25,500	31,807	(6,307)
Latin America	3,145,108	3,415,993	(270,885)	DPP	2,896,844	3,256,170	(359,326)
				LF-HIV	58,210	127,743	(69,533)
				OTHER	190,054	32,080	157,974
Other	1,255	4,318	(3,063)	DPP	1,000	750	250
				LF-HIV	255	3,556	(3,301)
				OTHER	0	12	(12)
USA	1,759,403	2,958,700	(1,199,297)	DPP	390,196	212,365	177,831
				LF-HIV	1,315,371	2,572,611	(1,257,240)
				OTHER	53,836	173,724	(119,888)
TOTALS	$8,320,314	$7,951,091	$369,223		$8,320,314	$7,951,091	$369,223

Gross Margin:

	For the six months ended
	June 30, 2017	June 30, 2016	$ Change	% Change

Gross Margin per Statements of Operations	$5,016,923	$4,745,853	$271,070	5.71%
Less: R&D, milestone, grant, license and royalty revenues	2,119,666	1,916,413	203,253	10.61%
Gross Margin from Net Product Sales	$2,897,257	$2,829,440	$67,817	2.40%
Product Gross Margin %	34.82%	35.59%

The overall gross margin dollar increase of $271,000 included a $68,000 increase in gross margin from product sales and a $203,000 increase in non-product revenues. The increase in net product sales gross margin of $68,000 is primarily attributable to the increase in sales compared to 2016. The net product sales gross margin increase is primarily affected by two components, one is the increase in product sales of $369,000, which, at the 35.59% margin percentage for June 30, 2016, contributed $131,000 to the increase, and the other is the decreased change in margin percentage of 0.76%, which contributed $64,000 to the balance of the increase in our net product sales gross margin.

Research and Development:

Research and development expenses include costs incurred for product development, regulatory approvals, clinical trials, and product evaluations.

Selected expense lines:	For the six months ended
	June 30, 2017	June 30, 2016	$ Change	% Change
Clinical and Regulatory Affairs:
Wages and related costs	$279,805	$264,042	$15,763	5.97%
Consulting	3,463	16,451	(12,988)	(78.95)%
Stock-based compensation	9,652	-	9,652	100.00%
Clinical trials	785,972	158,841	627,131	394.82%
Other	24,614	23,423	1,191	5.08%
Total Clinical and Regulatory Affairs	1,103,506	462,757	640,749	138.46%

R&D other than Clinical Regulatory Affairs:
Wages and related costs	1,459,405	1,438,416	20,989	1.46%
Consulting	106,814	42,775	64,039	149.71%
Stock-based compensation	55,558	34,720	20,838	60.02%
Materials and supplies	1,166,060	1,805,036	(638,976)	(35.40)%
Other	337,655	218,060	119,595	54.84%
Total R&D other than Clinical Regulatory Affairs	3,125,492	3,539,007	(413,515)	(11.68)%

Total Research and Development	$4,228,998	$4,001,764	$227,234	5.68%

Expenses for Clinical & Regulatory Affairs for the six months ended June 30, 2017 increased by $641,000 as compared to the same period in 2016. This was primarily due to the increase in clinical trial expenses of $627,000.

R&D expenses other than Clinical & Regulatory Affairs decreased by $414,000 for the six months ended June 30, 2017, as compared with the same period in 2016. The decreases were primarily related to a decrease in material and supplies, in order to support the decrease in our sponsored research.

Selling, General and Administrative Expenses:

Selected expense lines:	For the six months ended
	June 30, 2017	June 30, 2016	$ Change	% Change

Wages and related costs	$1,863,861	$1,564,873	$298,988	19.11%
Consulting	21,425	118,223	(96,798)	(81.88)%
Commissions	317,515	406,279	(88,764)	(21.85)%
Stock-based compensation	123,050	111,545	11,505	10.31%
Marketing materials	179,674	147,837	31,837	21.54%
Investor relations/investment bankers	141,245	164,162	(22,917)	(13.96)%
Legal, accounting and compliance	698,280	481,363	216,917	45.06%
Travel, entertainment and trade shows	341,523	207,209	134,314	64.82%
Other	911,123	396,726	514,397	129.66%
Total S, G &A	$4,597,696	$3,598,217	$999,479	27.78%

Selling, general and administrative expenses for the six months ended June 30, 2017, increased by $999,000 as compared with the same period in 2016, a 27.78% increase. This increase resulted primarily from increases in wages and related costs due to an increase in sales staff, professional fees, travel, entertainment and trade shows, stock-based compensation, and other expenses, primarily due to expenses from our Malaysian subsidiary, which were partially offset by decreases in commissions, primarily due to decreased sales to Brazil,  and decreases in consulting.

Other Income:

	For the six months ended
	June 30, 2017	June 30, 2016	$ Change	% Change
Interest income	$21,104	$3,874	$17,230	444.76%
Total Other Income	$21,104	$3,874	$17,230	444.76%

Other income for the six months ended June 30, 2017 increased to $ 21,104, from an income of $ 3,874 in the same period in 2016, primarily as a result of interest income received as a result of more cash to invest.

Income tax provision:

The Company recorded a full valuation allowance for the six months ended June 30, 2017, on its deferred tax assets.

MATERIAL CHANGES IN FINANCIAL CONDITION

Selected Changes in Financial Condition	As of
	June 30, 2017	December 31, 2016	$ Change	% Change
Cash and cash equivalents	$3,691,783	$10,554,464	$(6,862,681)	-65.02%
Accounts receivable, net of allowance for doubtful accounts of $52,000 at June 30, 2017 and December 31, 2016, respectively	4,671,627	3,383,729	1,287,898	38.06%
Inventories, net	4,993,951	3,335,188	1,658,763	49.74%
Fixed assets, net of accumulated depreciation	2,093,494	1,709,321	384,173	22.48%
Deposits on manufacturing equipment	51,573	31,900	19,673	61.67%
Deposits and other assets	156,089	720,489	(564,400)	-78.34%
Prepaid expenses and other current assets	777,688	840,145	(62,457)	-7.43%
Goodwill	1,571,104	-	1,571,104	100.00%
Intangible assets, net	1,588,968	-	1,588,968	100.00%
Accounts payable and accrued liabilities	3,701,436	3,013,133	688,303	22.84%
Deferred revenue	161,356	392,517	(231,161)	-58.89%

Cash decreased by $6,863,000 from December 31, 2016, primarily due to cash used in operating activities and cash used in investing activities, primarily for the acquisition in RVR, for the six months of 2017. In addition, there were increases in accounts receivable of $1,288,000 (primarily due to a large customer as described under "Liquidity And Capital Resources"), inventories of $1,659,000, net fixed assets of $384,000, deposits on manufacturing equipment of $20,000, an increase in accounts payable and accrued liabilities of $688,000, and increases in goodwill and intangible assets of $1,571,000 and $1,589,000, respectively due to the RVR acquisition.  We experienced a decrease in deposits and other assets of $564,000, primarily from reducing the deposit paid for the RVR acquisition, prepaid expenses, net of amortization, of  $62,000, and a decrease in deferred revenue of $231,000.

LIQUIDITY AND CAPITAL RESOURCES

	For the six months ended
	June 30, 2017	June 30, 2016	$ Change	% Change

Net cash used in operating activities	$(5,456,787)	$(3,856,555)	$(1,600,232)	41.49%
Net cash used in investing activities	(1,405,894)	(85,877)	(1,320,017)	1,537.10%
Net cash provided by financing activities	-	5,370	(5,370)	-100.00%
DECREASE IN CASH AND CASH EQUIVALENTS	$(6,862,681)	$(3,937,062)	$(2,925,619)	74.31%

The Company's cash decreased as of June 30, 2017 by $6,863,000 from December 31, 2016, primarily due to cash used in operating activities, and net cash used in investing activities, primarily for the RVR acquisition, for the first six months of 2017.

The cash used in operations in the first six months of 2017 was $5,457,000, which consisted primarily of an increase in accounts receivable of $1,288,000, an increase in prepaid expenses of $25,000 (net of amortization), increase in inventories of $1,659,000, a decrease in deferred revenue of $231,000, and a net loss net of non-cash items of $2,805,000, partially offset by cash provided by an increase in accounts payable and accrued liabilities of $543,000. Net loss net of non-cash items includes loss before income taxes of $3,789,000 reduced by non-cash expenses of $774,000 in depreciation and amortization, and of $210,000 in share-based non-cash compensation. The use of cash from investing activities is primarily due to the acquisition of RVR for $1,400,000 in cash, of which $850,000 was paid in the six months ended June 30, 2017, and partially offset by reduction in deposit for RVR investment of $550,000 for a deposit paid in December of 2016.

The Company currently has positive working capital.  It has used approximately $6.9 million in cash for the six months ended June 30, 2017, primarily due to cash used in operating activities. Approximately $2.7 million of the total $4.7 million of accounts receivable is related to one customer, and the Company has a high degree of confidence that this account receivable is collectible from this customer.

On June 27, 2017, the Company entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co., as sales agent, pursuant to which the Company may offer and sell, from time to time, through Cantor Fitzgerald, shares of the Company's common stock, par value $0.01 per share, having an aggregate offering price of up to $21.2 million. The Company is not obligated to sell any shares under the Sales Agreement.

Fixed Asset Commitments

As of June 30, 2017, the Company had $51,573 in deposits on equipment, and $61,120 in commitments for additional equipment purchase obligations.

RECENT DEVELOPMENTS AND CHEMBIO'S PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

During the second quarter of 2017, Chembio continued to execute its transition strategy, with a focus in three key areas: 1) strengthening the Company's core sexually transmitted disease business, 2) building a broad tropical and fever disease portfolio, and 3) establishing a global commercial team.

Market research indicates that the Company has significant opportunities in our core sexually transmitted disease business, including the commercialization of a U.S. version of the DPP® HIV-Syphilis Assay, as well as the DPP®HIV Self-Testing kits, outside the U.S., specifically in Africa and Europe. It also supports large market opportunities can be addressed with its fever and tropical disease assays, including DPP® Malaria, DPP® Dengue, DPP® Zika, and the DPP® Fever Assays. Commercially, Chembio now has sales executives in target regions, including the U.S., Latin America, Africa, Europe and Asia Pacific, and this global sales infrastructure is beginning to produce results.

Sexually Transmitted Diseases Business

To strengthen the Company's core sexually transmitted disease business, Chembio continues to focus on its DPP® HIV-Syphilis Assay in response to the global concerns related to co-infection and mother-to-child transmission of both HIV and syphilis.  The World Health Organization recommends screening all pregnant women for HIV and syphilis at the first antenatal care visit in nearly all countries of the world. Early diagnosis and treatment of both HIV and syphilis in pregnant women have been proven effective in the prevention of both adverse outcomes of pregnancy and mother-to-child transmission.  Additionally, men who have sex with men (MSM), transgender people, injection drug users and sex workers may also benefit from improved HIV and syphilis screening coverage. Chembio's DPP® HIV-Syphilis Assay is currently available in Latin America, Europe and the Caribbean (except for Puerto Rico).

In the U.S., Chembio is currently in clinical trials to support its Premarket Approval Application (PMA) with the Food and Drug Administration (FDA) for the DPP® HIV-Syphilis Assay, which the Company expects to complete during the fourth quarter of 2017.

Also in the U.S. market, the Company won, during the last two quarters, a number of HIV state and county rapid test awards for the procurement of tests, much of which we expect to realize over the next 18 months.  We believe that an increasing number of customers are turning to Chembio to address their needs for an easy-to-use, high quality, and affordable HIV rapid test, with a minimum of 12-month shelf life.

Outside the U.S., Chembio's DPP® Syphilis Screen & Confirm Assay, which is CE Marked, is now available.  The DPP® Syphilis Screen & Confirm Assay has been successfully used in several pilot programs in Africa, and is the only rapid test that can detect both active and past-treated syphilis infections with the same test. We believe this product presents an opportunity for Chembio to create a paradigm shift in syphilis confirmatory testing outside of the U.S.

Another important milestone for this business, Chembio recently secured a $5.8 million order to supply, during 2017, test components and intermediate product for the production of DPP® HIV 1/2 Assays, both blood and oral fluid, in Brazil, for the subsequent supply to Brazil's Ministry of Health. The Company shipped $0.9 million of this order during the second quarter of 2017 and anticipates shipping the remaining $4.9 million during the third and fourth quarters of 2017.

There also has been significant progress by Chembio in the HIV Self-Testing arena, as evidenced by our strong sales in the EU.  We believe the market for HIV Self-Testing, in Africa and Europe, offers significant growth potential, and we believe our HIV products are well-suited to penetrate these markets.

Tropical and Fever Disease Business

At the beginning of 2017, Chembio stated the goal of commercializing multiple tropical and fever disease products during the year.  The Company has already initiated sales of its DPP® Dengue Assay and DPP® Zika Assay through a pilot program with the Centers for Disease Control and Prevention (CDC) for the Company's DPP® Dengue/Zika/Chikungunya Assay in India, Peru, Haiti and Guatemala.

Also during the second quarter, Chembio added to our accomplishments in this business by entering into a new collaboration with FIND and receiving a key regulatory approval for its DPP® Micro Reader from the Brazilian health regulatory agency.

Through the Company's new collaboration with FIND, Chembio will work to develop a POC test that can identify multiple life-threatening acute febrile illnesses common in the Asia Pacific region. Similar to the Company's DPP® Fever Panel developed to simultaneously detect multiple fever diseases prevalent in Africa, the objective of this new panel will be to simultaneously detect multiple serious fever diseases afflicting Asia including four Plasmodium species of Malaria, Dengue, Zika, Chikungunya, Leptospirosis, Rickettsia typhi, Burkholderia pseudomallei, and Orientia tsutsugamushi.  Simultaneous detection, or multiplexing, is critical in these areas as many of these diseases present with similar symptoms, which often complicates and delays a correct diagnosis.  Chembio's DPP® technology is the only rapid, cost-effective, point-of-care diagnostic platform capable of simultaneously detecting multiple diseases from a single, small patient sample, and we both fever panels have the potential to significantly improve patient care in these regions through accurate and early diagnosis.

In July 2017, Chembio received approval for its DPP® Micro Reader from Agência Nacional de Vigilância Sanitária (ANVISA), the Brazilian health regulatory agency, in collaboration with Bio-Manguinhos/Fiocruz. The DPP® Zika Assay detects antibodies using only 10uL of blood from the fingertip and provides quantitative results in 15 minutes, when used with the handheld, battery-operated DPP® Micro Reader.  With this approval, Chembio's DPP® Zika System, which includes the DPP® Zika Assay and DPP® Micro Reader, is now approved for commercial use in Brazil.

The Company continues to pursue additional regulatory approvals for the DPP® Zika Assay, including U.S. FDA Emergency Use Authorization, and World Health Organization Emergency Use Assessment And Listing.  We remain optimistic, given the performance of our DPP® Zika Assay.

It is important to note that nearly all of the Company's fever and tropical disease products are being developed through collaborations and/or funding from world-leading health organizations including, the Bill & Melinda Gates Foundation, the Paul G. Allen Family Foundation, the CDC, FIND, and BARDA.

Global Commercialization

In mid-2014, Chembio made a strategic decision to transform from a product supply organization to an integrated commercial organization, and began building a sales and marketing team in the U.S. market. At that time, the Company terminated its distribution agreements with a former U.S. distributor, in 2014 and 2016, respectively.

During the fourth quarter of 2016, we strengthened the commercial leadership, appointing seasoned executives to lead the Americas region, as well as the European, Middle East and Africa (EMEA) and Asia Pacific regions. And, during the first quarter of 2017, we added experienced diagnostics sales executives in Latin America, Africa and Asia Pacific. We believe this infrastructure positions the Company for commercial success, globally.

Additionally, Chembio has integrated its newly acquired facility in Malaysia, to execute upon our global commercialization strategy, which includes the manufacture of tests locally, in high growth regions where product performance and competitive pricing is key.  The Company is also planning investments in automation of our DPP® manufacturing line to produce high quality, reliable, products that can be scaled rapidly.  As a key part of this strategy and process, the Company hired David Gyorke, Chembio's Vice President of Operations, in January 2017 to drive manufacturing strategy to support growth.

Board Appointment

In corporate matters, subsequent to the end of the second quarter, Chembio announced the appointment of Gail Page to the Company's Board of Directors. Ms. Page has spent her entire career in health care with a focus on diagnostics and emerging technologies. In January 2013, Ms. Page founded Vineyard Investment Advisors (VIA), through which she works with entrepreneurs, businesses, and universities to transform their ideas into products and services. Prior to VIA, Ms. Page served as the President, CEO and a Director of Vermillion, Inc., a healthcare company focused on developing and commercializing novel diagnostic blood tests. As President and CEO, Ms. Page directed Vermillion's repositioning to highlight the progressive nature of its pipeline, successfully raised over $100M in funding, developed and commercially launched the OVA1® Test, which was the first FDA-cleared blood test to help diagnose ovarian cancer, and engaged Quest Diagnostics as an equity and commercial partner. In the years preceding Vermillion, Ms. Page served as Executive Vice President and Chief Operating Officer at Luminex, and as Sr. Vice President at Roche Biomedical / Laboratory Corporation of America (LabCorp), during which time her team launched approximately 300 innovative tests, including a suite of HIV and infectious disease assays. Ms. Page's current board appointments include Sword Diagnostics, Inc., Consortia Health Holdings (Chair and Co-founder), and NxPrenatal, Inc., for which she serves as Executive Chair.

Overview of Chembio's Global Sales:

During the second quarter of 2017, Chembio achieved total revenue of $4.1 million, which represents a 26% increase over the second quarter of 2016.  Product sales during the second quarter of 2017 were $2.9 million, which represents a 42.2% increase over the prior year period.  This increase was driven primarily by significant product sales growth within our target regions compared to the prior year period, including a 187.1% increase in Europe, a 41.2% increase in Asia Pacific, a 40.4% increase in Latin America, a 22.1% increase in Africa, and an 8.1% increase in the U.S.

The increase in product revenue during the second quarter can be attributed to the efforts of our expanding sales and marketing organization and the new channels they are opening in our target regions.  In Latin America, we achieved sales in excess of $1.0 million led by strong DPP® sales, including our Chagas STAT-PAK® Assay, which is the only rapid test validated for Chagas and used as part of the algorithm for testing in Bolivia.  In the U.S., the Company achieved over $0.7 million in sales, as we evolve from a product supply organization to direct sales of our three FDA PMA approved, CLIA-waived HIV rapid tests, serving both public health and the professional market.  And in Europe, the Company recognized revenue of approximately $0.6 million, driven primarily by HIV sales for self-testing, followed by Africa with sales of $0.5 million.

Conclusion:

In conclusion, we believe the achievements during the second quarter of 2017 demonstrate Chembio's commitment and progress toward strengthening its core business in the sexually transmitted disease market, building a broad fever and tropical disease portfolio, and establishing a global commercial team.

During the quarter, the Company continued to make progress toward the launch of our DPP® HIV-Syphilis Assay in the U.S. market, secured a significant $5.8 million DPP® HIV order in Brazil, and won a number of HIV tenders in the U.S, which we expect to ship over the next 12-15 months. In addition, the Company has initiated sales of DPP® Tropical and Fever Disease products in multiple new markets, and we believe sales of our Tropical and Fever Disease Assays will continue to grow.   We also have successfully established Chembio commercial teams in the U.S., Latin America, Asia Pacific and Africa, with necessary investments in manufacturing to support growth.

ITEM 4.	CONTROLS AND PROCEDURES

(a)
Disclosure Controls and Procedures. Under the supervision and with the participation of our senior management, consisting of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that as of June 30, 2017 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our Exchange Act reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  On January 9, 2017, the Company acquired all the outstanding stock of RVR Diagnostics Sdn Bhd ("RVR"), which became a wholly-owned subsidiary of the Company as a result of the acquisition.  This report on controls does not include controls and procedures concerning RVR.

(b)
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS

EXHIBITS INDEX
Number	Description
3.1	Articles of Incorporation, as amended. (1)
3.2	Bylaws and Bylaw Amendments. (2)
3.3	Certificate of Designation of Series D Preferred Stock (13)
4.1	2008 Stock Incentive Plan, as amended. (3)
4.2	Form of Option, for 2008 Stock Incentive Plan (4)
4.3	2014 Stock Incentive Plan (5)
4.4	Form of Option, for 2014 Stock Incentive Plan (6)
4.5	Rights Agreement, dated as of March 8, 2016 (7)
4.6	Form of Warrant (to be filed by amendment)
10.1*	Employment Agreement dated effective as of March 13, 2017 with John J. Sperzel III
10.2*	Employment Agreement dated March 5, 2016 with Javan Esfandiari (8)
10.3	Sales Agreement dated as of June 27, 2017, between Chembio Diagnostics, Inc. and Cantor Fitzgerald & Co. (9)
10.4*	Employment Agreement dated January 9, 2017 with Magentiren Vajuram
10.5*	Employment Agreement dated January 9, 2017 with Avijit Roy
10.6	HIV Barrel License, Marketing and Distribution Agreement, dated as of September 29, 2006, by and among the Registrant, Alere and StatSure. (10)
10.8	HIV Cassette License, Marketing and Distribution Agreement, dated as of September 29, 2006, between the Registrant and Alere. (10)
10.9	Non-Exclusive License, Marketing and Distribution Agreement, dated as of September 29, 2006, between the Registrant and Alere. (10)
10.10	Joint HIV Barrel Product Commercialization Agreement, dated as of September 29, 2006, between the Registrant and StatSure. (10)
10.11	2015 Omnibus Agreement (11)
10.12	Amended And Restated Stock Purchase Agreement, dated as of December 7, 2016, by and among Chembio Diagnostics, Inc., RVR Diagnostics Sdn Bhd, Avijit Roy and Magentiren Vajuram (14)
14.1	Ethics Policy (12)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

1	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on July 29, 2010.
2
Incorporated by reference to the Registrant's registration statement on Form SB-2 (File No. 333-85787) filed with the Commission on August 23, 1999 and the Registrant's Forms 8-K filed on May 14, 2004, December 20, 2007 and April 18, 2008.

3	Incorporated by reference to the Registrant's definitive proxy statement on Schedule 14A filed with the Commission on August 3, 2012.
4	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 8, 2014.
5	Incorporated by reference to the Registrant's definitive proxy statement on Schedule 14A filed with the Commission on April 29, 2014.
6	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 7, 2014.
7	Incorporated by reference to the Registrant's registration statement on Form 8-A filed with the Commission on April 7, 2016.
8	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2016.
9	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on June 27, 2017.
10	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on October 5, 2006.
11	Incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the Commission on March 5, 2015.
12	Incorporated by reference to the Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 2006.
13	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on April 7, 2016.
14	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on January 10, 2017.

(*)	An asterisk (*) beside an exhibit number indicates the exhibit contains a management contract, compensatory plan or arrangement which is required to be identified in this report.

________________________________________________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chembio Diagnostics, Inc.

Date:	August 9, 2017	By: /s/ Sharon Klugewicz
Sharon Klugewicz
acting Chief Executive Officer (Principal Executive Officer)

Date:	August 9, 2017	By: /s / Richard J. Larkin
Richard J. Larkin
Chief Financial Officer (Principal Financial and Accounting Officer)