Form 10-Q
period 2017-09-30
CHEMBIO DIAGNOSTICS, INC.
filed 2017-11-08
CIK 1092662

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________________

FORM 10 - Q

_______________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2017

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
Yes □ No ☒

As of November 6, 2017, the Registrant had 12,318,570 shares outstanding of its $.01 par value common stock.

Quarterly Report on FORM 10-Q
For The Quarterly Period Ended
September 30, 2017

Table of Contents

Chembio Diagnostics, Inc.

Page

Part I. FINANCIAL INFORMATION:
Item 1. Financial Statements:
Condensed Consolidated Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016	2

Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the for the three and nine months ended September 30, 2017 and 2016	3

Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2017 and 2016	4

Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 4. Controls and Procedures	32

Part II. OTHER INFORMATION:

Item 6. Exhibits	33

SIGNATURES	34

EXHIBITS

PART I
Item 1. FINANCIAL STATEMENTS
CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF

	September 30, 2017	December 31, 2016
	(Unaudited)
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$1,871,982	$10,554,464
Accounts receivable, net of allowance for doubtful accounts of $52,000 at September 30, 2017 and December 31, 2016, respectively	5,768,920	3,383,729
Inventories, net	5,235,164	3,335,188
Prepaid expenses and other current assets	842,532	840,145
TOTAL CURRENT ASSETS	13,718,598	18,113,526

FIXED ASSETS, net of accumulated depreciation	1,964,427	1,709,321

OTHER ASSETS:
Goodwill	1,597,617	-
Intangible assets, net	1,573,518	-
Deposits on manufacturing equipment	243,755	31,900
Deposits and other assets	146,789	720,489
TOTAL ASSETS	$19,244,704	$20,575,236

- LIABILITIES AND STOCKHOLDERS' EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$3,870,161	$3,013,133
Deferred revenue	-	392,517
TOTAL CURRENT LIABILITIES	3,870,161	3,405,650

OTHER LIABILITIES:
Deferred tax liability	335,990	-
Long-term portion of loans payable	99,480	-
TOTAL LIABILITIES	4,305,631	3,405,650

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock - 10,000,000 shares authorized; none outstanding	-	-
Common stock - $.01 par value; 100,000,000 shares authorized; 12,318,570 and 12,026,847 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	123,185	120,268
Additional paid-in capital	62,733,065	60,721,783
Accumulated other comprehensive income	128,616	-
Accumulated deficit	(48,045,793)	(43,672,465)
TOTAL STOCKHOLDERS' EQUITY	14,939,073	17,169,586

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,244,704	$20,575,236

See accompanying notes to condensed consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
REVENUES:
Net product sales	$6,132,725	$2,502,097	$14,453,097	$10,453,188
License and royalty revenue	150,000	77,754	477,631	133,850
R&D, milestone and grant revenue	1,304,649	1,166,610	3,096,626	3,026,927
TOTAL REVENUES	7,587,374	3,746,461	18,027,354	13,613,965

Cost of product sales	4,064,791	1,794,364	9,487,848	6,916,015

GROSS MARGIN	3,522,583	1,952,097	8,539,506	6,697,950

OPERATING EXPENSES:
Research and development expenses	1,805,738	2,263,719	6,034,735	6,265,483
Selling, general and administrative expenses	2,305,358	1,832,451	6,903,055	5,430,668
	4,111,096	4,096,170	12,937,790	11,696,151
LOSS FROM OPERATIONS	(588,513)	(2,144,073)	(4,398,284)	(4,998,201)

OTHER INCOME:
Interest income	3,852	5,855	24,956	9,729
	3,852	5,855	24,956	9,729

LOSS BEFORE INCOME TAXES	(584,661)	(2,138,218)	(4,373,328)	(4,988,472)

Income tax provision	-	-	-	5,800,818

NET LOSS	$(584,661)	$(2,138,218)	$(4,373,328)	$(10,789,290)

Foreign currency translation adjustments	4,375	-	128,616	-

Comprehensive loss	$(580,286)	$(2,138,218)	$(4,244,712)	$(10,789,290)

Basic loss per share	$(0.05)	$(0.19)	$(0.36)	$(1.06)

Diluted loss per share	$(0.05)	$(0.19)	$(0.36)	$(1.06)

Weighted average number of shares outstanding, basic	12,311,098	11,142,090	12,293,781	10,150,737

Weighted average number of shares outstanding, diluted	12,311,098	11,142,090	12,293,781	10,150,737

See accompanying notes to condensed consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
(Unaudited)

	September 30, 2017	September 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers and grants	$15,249,646	$11,928,304
Cash paid to suppliers and employees	(22,451,537)	(17,614,106)
Interest received	24,956	9,729
Net cash used in operating activities	(7,176,935)	(5,676,073)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for net assets of business acquired	(850,000)	-
Acquisition of and deposits on fixed assets	(789,827)	(79,877)
Net cash used in investing activities	(1,639,827)	(79,877)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from option exercises	34,800	57,575
Proceeds from equipment loan	99,480	-
Proceeds from sale of common stock, net	-	12,493,398
Net cash provided by financing activities	134,280	12,550,973

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,682,482)	6,795,023
Cash and cash equivalents - beginning of the period	10,554,464	5,376,931

Cash and cash equivalents - end of the period	$1,871,982	$12,171,954

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net Loss	$(4,373,328)	$(10,789,290)
Adjustments:
Depreciation and amortization	1,011,349	876,103
Deferred taxes	-	5,800,818
Share based compensation	296,674	220,274
Changes in assets and liabilities:
Accounts receivable	(2,385,191)	(1,785,261)
Inventories	(1,899,976)	150,867
Prepaid expenses and other current assets	(114,887)	(37,626)
Deposits and other assets	23,262	1,481
Accounts payable and accrued liabilities	657,679	(213,039)
Deferred revenue	(392,517)	99,600
Net cash used in operating activities	$(7,176,935)	$(5,676,073)

Supplemental disclosures for non-cash investing and financing activities:
Deposits on manufacturing equipment transferred to fixed assets	$210,472	$49,590
Accrual of contingent earn-out	148,000	-
Issuance of common stock for net assets of business acquired	1,682,725	-

See accompanying notes to condensed consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(UNAUDITED)
NOTE 1 — DESCRIPTION OF BUSINESS:

Chembio Diagnostics, Inc. (the "Company" or "Chembio") and its wholly-owned subsidiaries, Chembio Diagnostic Systems Inc., and Chembio Diagnostics Malaysia Sdn Bhd ("CDM"), (formerly known as RVR Diagnostics Sdn Bhd), develop, manufacture, and market rapid diagnostic tests that detect infectious diseases. The Company's main lateral flow products are three rapid tests for the detection of HIV antibodies in whole blood, serum and plasma samples, two of which were approved by the FDA in 2006; the third is sold for export only. In addition, the Company has several products based on its patented Dual Path Platform (DPP®) technology, including a HIV test approved by the FDA in 2013 and CLIA-Waived in 2014. Lateral Flow Rapid HIV tests represented 38% of the Company's product revenues in the first nine months of 2017. The Company's products based on its DPP® platform represented approximately 48% of the Company's product revenues in the first nine months of 2017. The Company also has other rapid tests and components that together represented approximately 14% of product sales in the first nine months of 2017. The Company's products are sold to medical laboratories and hospitals, governmental and public health entities, non-governmental organizations, medical professionals and retail establishments, both domestically and internationally. Chembio's products are sold under the Company's STAT PAK®, SURE CHECK®, STAT-VIEW® or DPP® registered trademarks, or under the private labels of its marketing partners. All of the Company's products that are currently being developed are based on its patented DPP®, which is a unique diagnostic point-of-care platform that has certain advantages over lateral flow technology.

NOTE 2 — ACQUISITION OF RVR DIAGNOSTICS SDN BHD NOW KNOWN AS CHEMBIO DIAGNOSTICS MALAYSIA SDN BHD:

On January 9, 2017, pursuant to a stock purchase agreement (the "Stock Purchase Agreement), the Company acquired all of the outstanding common stock of RVR Diagnostics Sdn Bhd, a Malaysia corporation ("RVR"), for $3,231,000, utilizing some of the proceeds from the funds raised by the Company in August 2016, the issuance of Chembio's common stock, and a contingent consideration, as described below, related to RVR reaching a milestone based on revenues that was valued at $148,000.  RVR, which subsequently changed its name to Chembio Diagnostics Malaysia Sdn Bhd ("CDM"), is a privately-held Malaysia based manufacturing company focused on assembly and sales of rapid medical assays.  The Company acquired CDM to have a better presence in Asia, access to lower cost, shorter approval time of in-country regulatory approvals, and a lower cost assembly operation.

Pursuant to the Stock Purchase Agreement, the Company acquired all of the issued and outstanding common stock and other equity interests of CDM for (i) a cash payment of $1,400,000, of which $550,000 was paid as a deposit in December 2016 and (ii) 269,236 shares of Chembio's common stock, with a value at closing of $1,683,000, of which 7,277 shares are being held back to satisfy certain potential claims under the Stock Purchase Agreement and will become issuable to the sellers, if at all, on the one-year anniversary of the closing.

In addition, the Stock Purchase Agreement provides that the sellers may become entitled to receive certain milestone payments based on the achievement of performance goals related to sales by CDM during the 12 months ending December 31, 2017. CDM's actual sales during that period will be used to determine the "Milestone Proration Amount," which is a fraction that (i) the numerator of which is the positive amount, if any, by which actual sales for calendar year 2017 are greater than $2,250,000, up to a maximum overage of $250,000, and (ii) the denominator of which is $250,000. Based on the actual sales achieved by CDM, the Sellers will be entitled to receive (i) a cash milestone payment equal to $100,000 multiplied by the Milestone Proration Amount, for a maximum cash milestone payment of $100,000, and (ii) a stock milestone payment equal to 21,830 shares of Chembio common stock multiplied by the Milestone Proration Amount, with a maximum stock milestone payment of 21,830 shares of Chembio common stock.  As of March 31, 2017 the Company had accrued $148,000 for the milestone.  This amount is the estimated value of the common stock of $85,000 based on the assumption of reaching the milestone of 74.5% and discounted by 15%, as well as the cash portion of the milestone payment valued at $63,000.  There was no change in the fair value of this contingent milestone payment through September 30, 2017.

As a result of the consideration paid exceeding the preliminary fair value of the net assets acquired, goodwill in the amount of $1,503,361 was recorded in connection with this acquisition, none of which will be deductible for tax purposes. In addition, the Company recorded $1,800,000 in intangible assets, which results largely from the addition of CDM's intellectual property, customer base and distribution channels, trade names, order backlog, industry reputation, and management talent and workforce. Our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2017 include $25,000 of transaction costs related to the CDM acquisition, which are reflected as general and administrative expenses.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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

The Company calculated the fair value of the fixed assets based on the net book value of CDM as that approximates fair value.  The intellectual property, customer contracts and trade names were based on assumption by discounted cash flow using management estimates.  The order backlog was based on an order that CDM had at the closing, which was shipped in the first quarter of 2017, and valued at an estimated net income.

As indicated, the allocation of the purchase price and estimated useful lives of property, plant and equipment, intangible assets and deferred tax liability shown above is preliminary, pending final completion of valuations. Upon completion of this analysis, an adjustment may be required.

For the period from January 10, 2017 to September 30, 2017, net sales and loss before income taxes from the acquisition was approximately $1,489,500 and $438,000, respectively, which have been included in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2017.  The following represents unaudited pro forma operating results as if the operations of CDM had been included in the Company's Condensed Consolidated Statements of Operations as of January 1, 2016:

Proforma table	For the nine months ended September 30, 2016
Total revenues	$14,782,544

Net loss	$(10,508,280)

Net loss per common share	$(1.06)

Diluted net loss per common share	$(1.06)

The pro forma financial information includes business combination accounting effects from the acquisition including amortization charges from acquired intangible assets of approximately $339,000. The unaudited pro forma information as presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2016.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(UNAUDITED)
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

a)	Basis of Presentation:

The preceding (a) condensed consolidated balance sheet as of December 31, 2016, which has been derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements as of September 30, 2017 and for the three and nine-month periods ended September 30, 2017 and 2016, respectively, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company's condensed consolidated financial position as of September 30, 2017, its condensed consolidated results of operations for the three and nine-month periods ended September 30, 2017 and 2016, respectively, and its condensed consolidated cash flows for the nine-month periods ended September 30, 2017 and 2016, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Going Concern

A fundamental principle of the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") is the assumption that an entity will continue in existence as a going concern, which contemplates continuity of operations and the realization of assets and settlement of liabilities occurring in the ordinary course of business. This principle is applicable to all entities except for entities in liquidation or entities for which liquidation appears imminent. In accordance with this requirement, the Company has prepared its consolidated financial statements on a going concern basis.

The Company has incurred significant operating losses in the previous three years as well as negative cash flow from operations. The Company currently has a working capital surplus of $9.8 million. The Company's ability to continue as a going concern depends on its ability to execute its business plan, increase revenue and billings and reduce expenditures. During 2017, the Company began to focus on aligning its expense structure with revenue expectations which included tighter expense controls and overall operational efficiencies which better align the Company's current business plan on a run-rate basis. In addition, the Company recently increased its inventory in anticipation of orders which to date have not materialized and the plan includes reducing inventory levels to provide additional cash to fund operations.   Another focus is on the Company's receivable balance which also increased over the nine months, partially due to increased product sales, and we are focusing on reducing days outstanding.

The Company also has an ATM (At-The-Market) in place, of over twenty million dollars, and anticipates the ability to raise additional funding if needed through this vehicle.  In addition, the Company may be able to raise additional funds through a private offering.  With these options available and the steps outlined above, the Company expects it will be able continue as a going concern into and beyond 2018.  However, there can be no assurance that the Company will be able to obtain financing or that such financing will be on favorable terms. Any such financing would be dilutive to shareholders.  Failure to generate sufficient revenue, control or further reduce expenditures and/or the inability to obtain financing will result in an inability of the Company to continue as a going concern.

Fair Value of Financial Instruments

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

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(UNAUDITED)
For certain contracts, the Company recognizes revenue from non-milestone payments and grant revenues when earned. Grants are invoiced after expenses are incurred. Revenues from projects or grants funded in advance are deferred until earned. Deferred revenues not earned were $- and $392,517 as of September 30, 2017 and December 31, 2016, respectively.

The Company follows Financial Accounting Standards Board ("FASB") authoritative guidance ("guidance") prospectively for the recognition of revenue under the milestone method. The Company applies the milestone method of revenue recognition for certain collaborative research projects defining milestones at the inception of the agreement.

c)	Inventories:

Inventories consist of the following at:

	September 30, 2017	December 31, 2016
Raw materials	$2,339,615	$1,824,248
Work in process	413,800	535,320
Finished goods	2,481,749	975,620
	$5,235,164	$3,335,188

Inventories are stated net of reserves of approximately $245,000 as of September 30, 2017 and December 31, 2016.

d)	Earnings Per Share:

Basic earnings per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution from the exercise or conversion of other securities into common stock, but only if dilutive. The following securities, presented on a common share equivalent basis for the three- and nine-month periods ended September 30, 2017 and 2016, have been included in the earnings per share computations:

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Basic	12,311,098	11,142,090	12,293,781	10,150,737

Diluted	12,311,098	11,142,090	12,293,781	10,150,737

As there were losses for the three and nine months ended September 30, 2017 and 2016, no common share equivalents are included in the diluted per share computations.

There were 699,663 and 614,949 weighted-average number of options outstanding as of September 30, 2017 and 2016, respectively, that were not included in the calculation of diluted per common share equivalent for the three months ended September 30, 2017 and 2016 respectively, because the effect would have been anti-dilutive. There were 668,510 and 677,050 weighted-average number of options outstanding as of September 30, 2017 and 2016, respectively, that were not included in the calculation of diluted per common share equivalent for the nine months ended September 30, 2017 and 2016, respectively, because the effect would have been anti-dilutive.

e)	Employee Stock Option Plans and Share-Based Compensation:

Effective June 3, 2008, the Company's stockholders voted to approve the 2008 Stock Incentive Plan ("SIP"), initially with 625,000 shares of Common Stock available to be issued. At the Annual Stockholder meeting on September 22, 2011, the Company's stockholders voted to approve an increase to the shares of Common Stock issuable under the SIP by 125,000 to 750,000. Under the terms of the SIP, the Compensation Committee of the Company's Board has the discretion to select the persons to whom awards are to be granted and the number of shares of common stock to be covered by each grant. Awards can be incentive stock options, restricted stock and/or restricted stock units. The awards become vested at such times and under such conditions as determined by the Compensation Committee at the time of the initial stock option grant. As of September 30, 2017, there were 228,177 options outstanding under the SIP, with 480,172 options previously having been exercised.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(UNAUDITED)
Effective June 19, 2014, the Company's stockholders voted to approve the 2014 Stock Incentive Plan ("2014-SIP"), with 800,000 shares of Common Stock available to be issued. Under the terms of the 2014-SIP, the Compensation Committee of the Company's Board has the discretion to select the persons to whom awards are to be granted and the number of shares of common stock to be covered by each grant. Awards can be incentive stock options, restricted stock and/or restricted stock units. The awards become vested at such times and under such conditions as determined by the Compensation Committee at the time of the initial stock option grant. As of September 30, 2017, there were 22,000 options exercised, 250,625 options outstanding and 527,375 options or shares still available to be issued under the 2014-SIP.

There were 142,875 and 106,875 stock options granted during the nine months ended September 30, 2017 and 2016, respectively.  The weighted average estimated fair value, at their respective dates of grant, of stock options granted in the nine months ended September 30, 2017 and September 30, 2016, was $2.22 and $2.77 per share, respectively.  The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is based upon the historical volatility of our stock. The expected term is based on historical information.

The assumptions made in calculating the fair values of options granted during the periods indicated are as follows:

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Expected term (in years)	4.5	n/a	4.8	4.8
Expected volatility	41.22%	n/a	43.01%	46.18%
Expected dividend yield	0%	n/a	0%	0%
Risk-free interest rate	1.48%	n/a	1.54%	0.93%

The Company's results for the three-month periods ended September 30, 2017 and 2016 include share-based compensation expense, consisting solely of stock options, totaling $87,100 and $74,100, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within cost of product sales ($12,800 and none), research and development ($12,100 and $27,300, respectively) and selling, general and administrative expenses ($62,200 and $46,800, respectively). The results for the nine-month periods ended September 30, 2017 and 2016 include share-based compensation expense, consisting solely of stock options, totaling approximately $296,700 and $220,300, respectively. Such amounts have been included in the Condensed Consolidated Statements of Operations within cost of product sales ($34,200 and none), research and development ($77,300 and $62,000, respectively) and selling, general and administrative expenses ($185,200 and $158,300, respectively). An operating expense, resulting in income tax benefit, has been recognized in the statement of operations for share-based compensation arrangements.

Stock option compensation expense for the three and nine months ended September 30, 2017 and 2016 is based on the estimated fair value, at the date of issuance, of options outstanding, which is being amortized on a straight-line basis over the requisite service period for each vesting portion of the award. Accordingly, for stock options that vested immediately, the estimated fair value was expensed immediately.

The following table provides stock option activity for the nine months ended September 30, 2017:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	600,549	$4.55	3.43 years	$1,463,052

Granted	142,875	5.84
Exercised	56,969	4.19
Forfeited/expired/cancelled	785	5.56
Outstanding at September 30, 2017	685,670	$4.84	3.35 years	$1,092,813

Exercisable at September 30, 2017	347,295	$4.34	2.85 years	$693,550

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(UNAUDITED)
As of September 30, 2017, there was $387,192 of net unrecognized compensation cost related to stock options that have not vested, which is expected to be recognized over a weighted average period of approximately 2.34 years. The total fair value of stock options vested during the nine-month periods ended September 30, 2017 and 2016 was $323,113 and $237,095, respectively.

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

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Africa	$965,606	$577,108	$1,797,285	$1,686,327
Asia	93,101	34,116	1,637,065	187,105
Europe	401,730	313,664	1,441,890	642,427
North America	1,115,473	903,327	2,874,934	3,953,469
South America	3,556,815	673,882	6,701,923	3,983,860
	$6,132,725	$2,502,097	$14,453,097	$10,453,188

g)	Accounts Payable and Accrued Liabilities:

Accounts payable and accrued liabilities consist of:

	September 30, 2017	December 31, 2016
Accounts payable – suppliers	$2,352,192	$1,437,290
Accrued commissions	339,380	221,982
Accrued royalties / license fees	219,505	352,660
Accrued payroll	248,563	167,575
Accrued vacation	313,490	289,587
Accrued bonuses	-	282,500
Accrued expenses – other	397,031	261,539
TOTAL	$3,870,161	$3,013,133

h)     Goodwill and Intangible Assets:

Goodwill represents the excess of the purchase price we paid over the fair value of the net tangible and identifiable intangible assets acquired in our acquisition of CDM in January 2017. Goodwill is not amortized but rather is tested annually for impairment or more frequently if we believe that indicators of impairment exist. Current U.S. generally accepted accounting principles permit us to make a qualitative evaluation about the likelihood of goodwill impairment. If we conclude that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then we would not be required to perform the two-step quantitative impairment test. Otherwise, performing the two-step impairment test is necessary. The first step of the two-step quantitative impairment test involves comparing the fair values of the applicable reporting unit with its aggregate carrying value, including goodwill. If the carrying value of a reporting unit exceeds the reporting unit's fair value, we perform the second step of the test to determine the amount of the impairment loss, if any. The second step involves measuring any impairment by comparing the implied fair values of the affected reporting unit's goodwill and intangible assets with the respective carrying values.

If actual future results are not consistent with management's estimates and assumptions, we may have to take an impairment charge in the future related to our goodwill. Future impairment tests will be performed annually in the first day of the fiscal fourth quarter, or sooner if a triggering event occurs. This is a change from our previously disclosed annual testing date of the fiscal first quarter of each annual period.  This change does not represent a material change to a method of applying an accounting principle. There was no impairment recorded for the three and nine months ended September 30, 2017.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(UNAUDITED)

Goodwill
Beginning balance 1/1/17	$-

Acquisition of CDM	1,503,361

Changes in foreign currency exchange rate	94,256

Balance at September 30, 2017	$1,597,617

In addition, the Company recorded certain intangible assets as part of the CDM acquisition which are as follows as of September 30, 2017.
	Cost	Accumulated Amortization	Net Book Value September 30, 2017
Intellectual property	$850,158	$63,762	$786,396
Customer contracts/relationships	743,889	55,792	688,097
Order backlog	212,682	212,682	-
Trade names	106,270	7,245	99,025

	$1,912,999	$339,481	$1,573,518

Amortization expenses for the nine months ended September 30, 2017 was approximately $339,000.

i)	Recent Accounting Pronouncements Affecting the Company:

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers" (Topic 606), which supersedes nearly all existing revenue recognition guidance under accounting principles generally accepted in the United States ("U.S. GAAP"). The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. Topic 606 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The new guidance also includes a cohesive set of disclosure requirements intended to provide users of financial statements with comprehensive information about the nature, amount, timing and uncertainty of revenue and cash flows arising from a company's contracts with customers.

The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a retrospective approach with the cumulative effect of initially adopting Topic 606 recognized at the date of adoption (which includes additional footnote disclosures). We have evaluated the impact of our pending adoption of Topic 606 on our consolidated financial statements and have determined to use the modified retrospective method by which we will reflect the cumulative effect in the adoption of the standard in 2018.  The Company has hired an independent firm to assist the Company in analyzing its revenue streams based on its sales contracts with customers. Based on the analysis to date, the Company does not expect its product sales to have a material impact on its consolidated financial statements. Revenue from product sales are recognized when control of the goods transfer to the customer which we expect to be the date of shipment.  The Company will make the accounting policy election to treat shipping and handling as fulfillment activities. The Company is evaluating the impact of Topic 606 on its other revenue streams, including R&D, milestone and grants, and on its disclosures for its financial statement footnotes and expects to complete its implementation of the new standard in 2017.

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Assets. This ASU is intended to simplify the presentation of deferred taxes on the balance sheet and will require an entity to present all deferred tax assets and deferred tax liabilities as non-current on the balance sheet. Under the current guidance, entities are required to separately present deferred taxes as current or non-current. Netting deferred tax assets and deferred tax liabilities by tax jurisdiction will still be required under the new guidance. This guidance had no material effect in 2017. The Company does not believe this new accounting standard update will have a material impact on its consolidated financial statements in the future.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(UNAUDITED)
In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, which amends the ASC and creates Topic 842, Leases. Topic 842 will require lessees to recognize lease assets and lease liabilities for those leases classified as operating leases under previous US GAAP on the balance sheet. This guidance is effective for annual periods beginning after December 15, 2018 and early adoption is permitted. We are in the initial stages of evaluating the effect of the standard on our financial statements and will continue to evaluate.  While not yet in a position to assess the full impact of the application of the new standard, the Company expects that the impact of recording the lease liabilities and the corresponding right-to-use assets will have a significant impact on its total assets and liabilities with a minimal impact on equity and operating results.

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which will change certain aspects of accounting for share-based payments to employees.  ASU 2016-09 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2016.  The Company adopted the provisions of ASU 2016-09 on January 1, 2017.  The Company evaluated this standard and the adoption of it did not have a material impact on its consolidated financial statements.

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

In January 2015, the Company entered into a technology development agreement with Perseus Science Group LLC for $946,000 and a follow-on agreements in December 2016 and during 2017 aggregating to $1,060,000. The Company earned $293,000 and $180,000 for the nine-month periods ended September 30, 2017 and 2016, respectively, from this agreement. The Company earned $1,060,000 from this grant from inception through September 30, 2017, so that as of September 30, 2017, the Company has received the entire amount of this grant.

b)	Malaria agreement:

In April 2016, the Company was awarded a grant from the Bill & Melinda Gates Foundation for $678,000.  The Company earned  $159,000 for the nine-month period ended September 30, 2017 from this agreement.  The Company earned $678,000 from this grant from inception through September 30, 2017, so that as of September 30, 2017, the Company has received the entire amount of this grant.

c)	Fever Panel agreement:

In October 2015, the Company entered into a technology development agreement with the Paul G. Allen Ebola Program for $2,118,000 and a follow-on agreement in February 2016 for $550,000. The Company earned none and $2,260,000 for the nine-month periods ended September 30, 2017 and 2016, respectively, from this agreement. The Company earned $2,668,000 from this grant from inception through September 30, 2017.

d)	BARDA Zika agreement:

In August 2016, the Company was awarded a grant for $5,934,000 from BARDA, which is part of the U.S. Department of Health And Human Resources. The Company earned $1,900,000 and none ,  for the nine-month period ended September 30, 2017 and 2016, respectively, from this agreement. The Company earned $2,373,000 from this grant from inception through September 30, 2017.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(UNAUDITED)
e)	USDA Bovid:

In September 2016, the Company entered into a Phase II agreement with the USDA for an additional $600,000 to develop a Bovid TB assay.  The Phase I agreement was for  $100,000.  Revenue for these agreements are being recognized under a proportional performance method. The Company earned $222,000 for the nine-month period ended September 30, 2017 from these agreements. The Company earned $274,000 from these agreements from inception through September 30, 2017.

f)	FIND agreement:

In March 2017, the Company entered into a technology development agreement with FIND  for $999,000. The Company earned $500,000 for the nine-month period ended September 30, 2017 from this agreement. The Company earned $500,000 from this grant from inception through September 30, 2017.

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

NOTE 6 — COMMON STOCK, WARRANTS AND OPTIONS:

During the third quarter of 2017, options to purchase 46,000 shares of the Company's common stock were exercised for cash and on a cashless basis into 19,448 shares of common stock at an average exercise price of $4.24.  The exercise prices of the options exercised on a cashless basis were paid by the exercising option holders surrendering options and shares of common stock already owned as payment of the exercise price.

During the third quarter of 2017, the Company issued options to one of its directors pursuant to the Company's compensation policy for directors.  The director was issued options to purchase 46,875 shares of common stock.  The options become exercisable in five equal annual installments starting on the date of issue.  The options issued have an exercise price of $6.05 per share, which was  the last traded price of the common stock on the day issued.  The options expire five years from date of issue.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(UNAUDITED)
The Company entered into an employment agreement, effective as of May 22, 2017 (the "Klugewicz Employment Agreement"), with Sharon Klugewicz to serve as the Company's President of the Americas, for an additional term of one year through May 22, 2018. Pursuant to the Klugewicz Employment Agreement, the Company issued to Ms. Klugewicz incentive stock options to purchase 10,000 shares of the Company's common stock. Fifty percent of these options vest on each of the second and third anniversary of the effective date. The exercise price for these options was equal to the last trading price for the Company's common stock on September 17, 2017, which was $5.90 per share. Each option granted will expire and terminate, if not exercised sooner, upon the earlier to occur of (a) 30 days after termination of Ms. Klugewicz's employment with the Company or (b) on the five year anniversary of the effective date of the grant.

During the second quarter of 2017, no options were granted or exercised.

During the first quarter of 2017, options to purchase 10,969 shares of the Company's common stock were exercised on a cashless basis into 3,039 shares of common stock at an exercise price of $4.19 by surrendering options and shares of common stock already owned as payment of the exercise price.

The Company completed the acquisition of CDM on January 9, 2017.  Pursuant to the Stock Purchase Agreement, the Company acquired all of the issued and outstanding common stock and other equity interests of CDM from the sellers for (i) a cash payment of $1,400,000, (ii) contingent consideration of $148,000 and (iii) 269,236 shares of the Company's common stock, of which 7,277 shares are being held back to satisfy certain potential claims under the Stock Purchase Agreement and will become issuable to the Sellers, if at all, on the one-year anniversary of the closing.  The closing price of our common stock on January 9, 2017 was $6.25.

The Company entered into an employment agreement, effective as of March 13, 2017 (the "Sperzel Employment Agreement"), with John Sperzel to serve as the Company's Chief Executive Officer, for an additional term of three years through March 13, 2020. Pursuant to the Sperzel Employment Agreement, the Company issued to Mr. Sperzel incentive and non-qualified stock options to purchase 20,000 shares of the Company's common stock. These options vest on the third anniversary or March 31, 2020. The exercise price for these options was equal to the volume weighted trading price for the Company's common stock on March 31, 2017, which was $5.3666 per share. Each option granted will expire and terminate, if not exercised sooner, upon the earlier to occur of (a) 30 days after termination of Mr. Sperzel's employment with the Company or (b) the seventh anniversary of the effective date of the grant.

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
September 30, 2017
(UNAUDITED)
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

The Company entered into an employment agreement, effective as of March 5, 2016 (the "Esfandiari  Employment Agreement"), with Javan Esfandiari to serve as the Company's Chief Scientific and Technical Officer, for an additional term of three years through March 5, 2019. Pursuant to the Esfandiari Employment Agreement, the Company issued to Mr. Esfandiari incentive and non-qualified stock options to purchase 60,000 shares of the Company's common stock. Of these stock options, options to purchase 20,000 shares vest on each of the first three anniversaries of March 11, 2016 which is the date on which the Esfandiari Employment Agreement was entered into. The exercise price for these options is equal to the trading price for the Company's common stock on March 11, 2016, which was $5.64 per share. Each option granted will expire and terminate, if not exercised sooner, upon the earlier to occur of (a) 30 days after termination of Mr. Esfandiari's employment with the Company or (b) the fifth anniversary of the effective date of the grant.

NOTE 7 — COMMITMENTS, CONTINGENCIES, AND CONCENTRATIONS:

a)	Economic Dependency:

The following table discloses product sales and accounts receivable the Company had with respect to each customer that purchased in excess of 10% of the Company's net product sales for the periods indicated:

	For the three months ended				For the nine months ended				Accounts Receivable as of
	September 30, 2017		September 30, 2016		September 30, 2017		September 30, 2016		September 30, 2017	September 30, 2016
	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales
Customer 1	$3,530,364	58%	$662,841	26%	$6,426,158	45%	$3,919,011	37%	$3,262,125	$2,683,910
Customer 2	*	*	*	*	*	*	1,796,477	17%	*	-
Customer 3	*	*	*	*	1,326,171	9%	*	*	-	*
Customer 4	602,087	10%	*	*	*	*	*	*	172,821	*

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

The following table discloses purchases and accounts payable that the Company had with respect to each vendor that sold to the  Company in excess of 10% of the Company's total purchases for the periods indicated:

	For the three months ended					For the nine months ended					Accounts Payable as of
	September 30, 2017			September 30, 2016		September 30, 2017			September 30, 2016		September 30, 2017		September 30, 2016
	Purchases		% of Purc.	Purchases	% of Purc.	Purchases		% of Purc.	Purchases	% of Purc.
Vendor 1	$	*	*	$132,122	11%	$	*	*	$558,044	12%	$	*	$53,682
Vendor 2		*	*	*	*		698,838	13%	*	*		-	*
Vendor 3		383,827	14%	*	*		711,865	13%	*	*		98,152	*
Vendor 4		420,410	16%	*	*		605,931	11%	*	*		-	*

(*) Purchases did not exceed 10% for the period indicated

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(UNAUDITED)
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

The Company has employment contracts with five key employees: CEO John J. Sperzel III; CSTO Javan Esfandiari; President of the Americas, Sharon Klugewicz; Managing Director of CDM, Magentiren Vajuram; and Vice-President of CDM Dr. Avijit Roy. The contracts call for salaries presently aggregating $1,280,000 per year. The Sperzel contract expires in March 2020, the Esfandiari contract expires in March 2019, the Klugewicz contract expires May 2018, and the Vajuram and Roy contracts expire in January 2018. In connection with the Sperzel contract that expires in March 2020, the Company issued, in March 2017, options to purchase 20,000 common shares of stock, which vest on the third anniversary of the grant. In connection with the Esfandiari contract that expires in March 2019, the Company issued, in March 2016, options to purchase 60,000 shares of common stock, with one-third vesting on each of the first, second and third anniversaries of the grant.   In connection with the Klugewicz contract that expires in May 2018, the Company issued, in September 2017, options to purchase 10,000 shares of common stock, with one half vesting on each of the second and third anniversaries of the grant.

NOTE 8 — LOAN PAYBLE:

In September 2017, the Company entered into an agreement with an equipment vendor to purchase automated assembly equipment for approximately $660,000.  The terms called for prepayments of 30% down, 60% at time of factory acceptance testing and 10% after delivery.  The vendor agreed to lend the Company certain portions of the prepayments, 15% of the first prepayment, 40% of the second prepayment and the last 10% on delivery.  The Company will pay interest only at an annual rate of 12% until delivery.  Thirty days after delivery the Company will begin making monthly payments of principal and interest of approximately $20,150, at an annual rate of twelve percent, over a twenty-four month period.

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

All of the Company's future products that are currently being developed are based on its patented Dual Path Platform (DPP®), which is a unique diagnostic point-of-care platform that has certain advantages over lateral flow technology. The Company has completed development of several products that employ the DPP® technology which are currently marketed under Chembio's label (DPP® HIV 1/2 Screening Assay and DPP® HIV 1/2 –Syphilis Assay, which latter assay is not yet approved to be marketed in the U.S.), or which may be marketed pursuant to private label license or distribution agreements such as those with the Oswaldo Cruz Foundation ("FIOCRUZ"), Labtest, and Bio-Rad.

Research and development ("R&D"), milestone, and grant revenues for the nine months ended September 30, 2017 increased to $3.10 million from $3.03 million in the prior-year period, which was primarily the result of increased R&D project revenues in 2017.

R&D expenses in the nine months ended September 30, 2017 were $6.03 million, compared with $6.27 million in the prior-year period. Development work continues on several assays utilizing Chembio's DPP® platform, including the DPP® HIV multiplex tests that are designed to detect various infectious diseases such as Zika, Malaria, Dengue and other fever diseases partially funded by projects and grants.

Research & Development Activities

Sexually Transmitted Disease

•         DPP® HIV-Syphilis Assay: The DPP® HIV-Syphilis Assay is a rapid, point-of-care (POC), multiplex test for the simultaneous detection of antibodies to HIV and to Treponema Pallidum (TP) bacteria (the causative agent of syphilis). This novel combination assay was developed to address the growing concern among public health officials regarding the rising co-infection rates of HIV and syphilis as well as mother-to-child transmission (MTCT) of HIV and syphilis. The product received approval by the Mexican regulatory agency (COFEPRIS) in 2014, received approval by the Brazilian regulatory agency, Agência Nacional de Vigilância Sanitária (ANVISA) in 2015, and received CE mark approval in 2017. We have developed a U.S. version of the DPP® HIV-Syphilis Assay, designed to meet the performance requirements for the "reverse" algorithm that is currently in clinical use for syphilis testing in the United States. The clinical trial to support the FDA application for the DPP® HIV-Syphilis Assay, which was initiated during first quarter of 2016, has been completed. In March 2017, the FDA requested further studies in addition to the clinical studies recently completed.  These studies are in progress and expected to be complete during the fourth quarter of 2017, in preparation for filing the Premarket Approval Application.

Fever & Tropical Disease

•         DPP® Malaria Assay: The DPP® Malaria Assay is a rapid, POC, multiplex test for the simultaneous detection of plasmodium falciparum and other plasmodium infections. In January 2015, we received a grant from the Bill & Melinda Gates Foundation to expedite the development and feasibility testing of a POC DPP® Malaria Assay. The Company completed this project, which compared the new DPP® malaria assay to the world's leading currently-available POC Malaria Assay with favorable results: a ten-fold improvement in sensitivity.  In April 2016, we received a second malaria grant from the Bill & Melinda Gates Foundation to expedite the feasibility testing and development of the world's first oral fluid/saliva POC diagnostic test to simply and accurately identify individuals infected with all species of malaria. We completed the feasibility and delivered DPP® Malaria Assay prototypes to a partner of the Bill & Melinda Gates Foundation for a lab evaluation, which was completed successfully during the third quarter of 2017.

•         DPP® Dengue Fever Assay: The DPP® Dengue Fever Assay is a rapid, POC, multiplex test for the simultaneous detection of IgG/IgM and NS1 antigens. During 2016, Chembio announced collaborations with Bio-Manguinhos, the unit of the Oswaldo Cruz Foundation (Fiocruz) responsible for the development and production of vaccines, diagnostics, and biopharmaceuticals, primarily to meet the demands of Brazil's national public health system related to the DPP® Dengue Fever Assay. We completed verification and validation studies, and production of pilot lots, to support preclinical studies. During 2016, we initiated registration in Southeast Asia and initiated commercialization of the DPP® Dengue Assay in Southeast Asia during the first quarter of 2017.

•         DPP® Zika Assay: The DPP® Zika Assay is a rapid POC stand-alone test for the simultaneous detection of IgM/IgG antibodies. In February 2016, we received a grant from The Paul G. Allen Family Foundation to initiate development of the DPP® Zika Assay. During 2016, Chembio announced collaborations with Bio-Manguinhos, the unit of the Oswaldo Cruz Foundation (Fiocruz) responsible for the development and production of vaccines, diagnostics, and biopharmaceuticals, primarily to meet the demands of Brazil's national public health system, related to the DPP® Zika Assay. In August 2016, the Company received an award from the U.S. Government (HHS/ASPR/BARDA), granting the Company up to $13.2 million ($5.9 million to develop DPP® Zika Assay and obtain U.S. regulatory approval). The Company obtained CE mark in July 2016, and then began selling in the Caribbean region via its distribution partner, Isla Lab, LLC. In September 2016, the Company received a contract award from CDC, to initiate a Zika surveillance program in India, Peru, Guatemala, and Haiti, and we began selling the DPP® Zika IgM/IgG Assay to CDC for field testing purposes during the first quarter of 2017. The Company received approval by the Brazilian health regulatory authority, Agência Nacional de Vigilância Sanitária (ANVISA), for the DPP® Zika IgM/IgG Assay in November 2016 and for the DPP® Micro Reader in July 2017, in collaboration with Bio-Manguinhos/Fiocruz. In September 2017, the Company became the first to receive FDA Emergency Use Authorization for a rapid Zika test.

•         DPP® Chikungunya Assay: The DPP® Chikungunya Assay is a rapid, POC, multiplex test for the simultaneous detection of IgG/IgM antibodies. During 2016, Chembio announced collaborations with Bio-Manguinhos, the unit of the Oswaldo Cruz Foundation (Fiocruz) responsible for the development and production of vaccines, diagnostics, and biopharmaceuticals, primarily to meet the demands of Brazil's national public health system, related to the DPP® Chikungunya Assay. During 2017, we initiated registration to begin initial commercialization in Southeast Asia.

•         DPP® Zika/Dengue/Chikungunya Assay: The DPP® Zika/Dengue/Chikungunya Assay is a rapid, POC, multiplex test for the simultaneous detection of IgM/IgG antibodies. In February 2016, we received a grant from The Paul G. Allen Family Foundation to initiate development of the DPP® Zika/Dengue/Chikungunya Assay. During 2016, Chembio announced collaborations with Bio-Manguinhos, the unit of the Oswaldo Cruz Foundation (Fiocruz) responsible for the development and production of vaccines, diagnostics and biopharmaceuticals, primarily to meet the demands of Brazil's national public health system, related to the DPP® Zika/Dengue/Chikungunya Assay. In August 2016, the Company received an award from the U.S. Government (HHS/ASPR/BARDA), granting the Company up to $13.2 million (including an option of $7.3 million to develop DPP® Zika/Dengue/Chikungunya Assay and obtain U.S. regulatory approval). In September 2016, the Company received a contract award from CDC to initiate a Zika, Dengue, and Chikungunya surveillance program in India, Peru, Guatemala, and Haiti, and we began selling the DPP® Zika/Dengue/Chikungunya IgM/IgG Assay to CDC during the first quarter of 2017.

•         DPP® Fever Panel Assay (1): The DPP® Fever Panel Assay (1) is a rapid, POC, multiplex test for the simultaneous detection of Malaria, Dengue, Chikungunya, Zika, Ebola, Lassa, and Marburg. In October 2015, we received a $2.1 million grant from the Paul G. Allen Ebola Program to develop the DPP® Fever Panel Assay (1) and a $0.55 million follow-on grant to add a test for the detection of Zika virus. We completed the development of the DPP® Fever Panel Assay in 2016, including the addition of Zika, and we supplied 10,000 DPP® Fever Panel Assays (1) to FIND, which initiated field evaluation in Peru and Nigeria. The field evaluation is completed, FIND is analyzing the data, and expected to deliver the final report in the first quarter of 2018.

•         DPP® Fever Panel Assay (2): The DPP® Fever Panel Assay (2) is a rapid, POC, multiplex test for the simultaneous detection of Malaria, Dengue, Chikungunya, Zika, leptospirosis, Rickettsia typhi, Burkholderia pseudomallei, and Orientia tsutsugamushi. In April 2017, the Company announced collaboration with FIND, to develop a DPP® Fever Panel Assay (2) for the Asian market. Development is ongoing and on schedule.

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

Regulatory Activities

•         DPP® HIV-Syphilis Assay: We have developed a U.S. version of the DPP® HIV-Syphilis Assay, designed to meet the performance requirements for the "reverse" algorithm that is currently in clinical use for syphilis testing in the United States. The clinical trial to support the FDA application for the DPP® HIV-Syphilis Assay, initiated during first quarter of 2016, has been completed. In March 2017, the FDA requested further studies in addition to the clinical studies recently completed, which are in progress and expected to be complete during the fourth quarter of 2017, in preparation for filing the Premarket Approval Application.

•         DPP® Zika IgM/IgG System: The DPP® Zika IgM/IgG System, which includes the DPP® Zika Assay and DPP® Micro Reader, obtained CE mark, allowing the product to be commercialized in Europe as well as the majority of the Caribbean nations. In November of 2016, the Company received approval from ANVISA, Brazil's regulatory Agency, for the DPP® Zika IgM/IgG Assay, and in July 2017, the Company received ANVISA approval for the DPP® Micro Reader, in collaboration with Bio-Manguinhos.  In September 2017, the Company received FDA Emergency Use Authorization, allowing the Company to commercialize the DPP® Zika System in the United States, Puerto Rico, and the U.S. Virgin Islands. The Company has also filed regulatory submissions with the World Health Organization (Emergency Use Assessment and Listing) and with COFEPRIS (Mexico), and we are actively engaged with these organizations.

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

Critical Accounting Policies and Estimates

We believe that there are several accounting policies that are critical to understanding our historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management's judgments and estimates. These significant accounting policies relate to revenue recognition, research and development costs, valuation of inventory, valuation of long-lived assets, goodwill, and income taxes. For a summary of our significant accounting policies, which have not changed from December 31, 2016, with the exception of goodwill, see our Annual Report on Form 10-K for the twelve months ended December 31, 2016, which was filed with the SEC on March 7, 2017.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AS COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2016

Income:

For the three months ended September 30, 2017, Loss before income taxes was $585,000 compared to $2,138,000 for the three months ended September 30, 2016. Net Loss for the 2017 period was $585,000 as compared to $2,138,000 for 2016. The decrease in Net Loss is primarily attributable to increased product revenues in the 2017 period over the 2016 period, together with smaller increases in R&D and royalty revenues, increased product gross margin, and a decrease in operating expenses. Product gross margin increased in the three months ended September 30, 2017, as compared with the three months ended September 30, 2016, by $1,360,000 or 192.19%.

Revenues:

Selected Product Categories:	For the three months ended
	September 30, 2017	September 30, 2016	$ Change	% Change

Lateral Flow HIV Tests and Components	$2,289,972	$1,471,458	$818,514	55.63%
DPP® Tests and Components	3,582,145	997,768	2,584,377	259.02%
Other	260,608	32,871	227,737	692.82%
Net Product Sales	6,132,725	2,502,097	3,630,628	145.10%
License and royalty revenue	150,000	77,754	72,246	92.92%
R&D, milestone and grant revenue	1,304,649	1,166,610	138,039	11.83%
Total Revenues	$7,587,374	$3,746,461	$3,840,913	102.52%

Revenues for our lateral flow HIV (LF-HIV) tests and related components during the three months ended September 30, 2017 increased by approximately $819,000 from the same period in 2016. This was primarily attributable to increased sales to Africa of approximately $475,000, USA of approximately $272,000, and Europe of approximately $57,000. Revenues for our DPP® products during the three months ended September 30, 2017 increased by approximately $2,584,000 over the same period in 2016, primarily due to increased sales in Brazil. The increase in R&D, milestone and grant revenue, was primarily due to increased R&D project revenues in 2017.

Management is also focused on sales by region as well as sales by product types.  As a result, we are providing the following table which shows sales by region and by product type.

	For the three Months ended				For the three Months ended
Region	September 30, 2017	September 30, 2016	$ Change	Part-Type	September 30, 2017	September 30, 2016	$ Change
Africa	$965,606	$483,088	$482,518	DPP®	$7,700	$5	$7,695
				LF-HIV	957,905	482,993	474,912
				OTHER	1	90	(89)
Asia	90,781	125,616	(34,835)	DPP®	984	100,250	(99,266)
				LF-HIV	23,805	20,026	3,779
				OTHER	65,992	5,340	60,652
Europe	401,730	315,669	86,061	DPP®	1,120	2,860	(1,740)
				LF-HIV	357,375	300,537	56,838
				OTHER	43,235	12,272	30,963
Latin America	3,556,815	731,291	2,825,524	DPP®	3,523,924	718,841	2,805,083
				LF-HIV	17,651	9,100	8,551
				OTHER	15,240	3,350	11,890
Other	2,320	5	2,315	DPP®	–	–	–
				LF-HIV	2,320	10	2,310
				OTHER	–	(5)	5
USA	1,115,473	846,428	269,045	DPP®	48,417	175,812	(127,395)
				LF-HIV	930,916	658,792	272,124
				OTHER	136,140	11,824	124,316
TOTALS	$6,132,725	$2,502,097	$3,630,628		$6,132,725	$2,502,097	$3,630,628

Gross Margin:

	For the three months ended
	September 30, 2017	September 30, 2016	$ Change	% Change

Gross Margin per Statements of Operations	$3,522,583	$1,952,097	$1,570,486	80.45%
Less: R&D, milestone, grant, license and royalty revenues	1,454,649	1,244,364	210,285	16.90%
Gross Margin from Net Product Sales	$2,067,934	$707,733	$1,360,201	192.19%
Product Gross Margin %	33.72%	28.29%

The overall gross margin dollar increase of $1,570,000 included a $1,360,000 increase in gross margin from product sales and an increase in non-product revenues of $210,000. The increase in net product sales gross margin of $1,360,000 is primarily attributable to the increase in sales compared to 2016. The net product sales gross margin increase is primarily affected by two components, one is the increase in product sales of $3,631,000, which, at the 28.3% margin percentage for September 30, 2016, contributed $1,027,000 to the increase, and the other is the increased change in margin percentage of 5.43%, which contributed $333,000 to the balance of the increase in our net product sales gross margin.

Research and Development:

Research and development expenses include costs incurred for product development, regulatory approvals, clinical trials, and product evaluations.

Selected expense lines:	For the three months ended
	September 30, 2017	September 30, 2016	$ Change	% Change
Clinical and Regulatory Affairs:
Wages and related costs	$130,331	$153,500	$(23,169)	-15.09%
Consulting	20,352	11,849	8,503	71.76%
Clinical trials	293,400	322,518	(29,118)	-9.03%
Other	41,047	15,018	26,029	173.32%
Total Clinical and Regulatory Affairs	485,130	502,885	(17,755)	-3.53%

R&D other than Clinical Regulatory Affairs:
Wages and related costs	731,251	732,775	(1,524)	-0.21%
Consulting	44,208	58,711	(14,503)	-24.70%
Stock-based compensation	12,101	27,263	(15,162)	-55.61%
Materials and supplies	399,051	802,144	(403,093)	-50.25%
Other	133,997	139,941	(5,944)	-4.25%
Total R&D other than Clinical Regulatory Affairs	1,320,608	1,760,834	(440,226)	-25.00%

Total Research and Development	$1,805,738	$2,263,719	$(457,981)	-20.23%

Expenses for Clinical & Regulatory Affairs for the three months ended September 30, 2017 decreased by $18,000 as compared to the same period in 2016. This was primarily due to the decrease in clinical trial expenses of $29,000.

R&D expenses other than Clinical & Regulatory Affairs decreased by $440,000 in the three months ended September 30, 2017, as compared with the same period in 2016. The decreases were primarily related to a decrease in material and supplies, that resulted from the decrease in our sponsored research.

Selling, General and Administrative Expenses:

Selected expense lines:	For the three months ended
	September 30, 2017	September 30, 2016	$ Change	% Change

Wages and related costs	$943,436	$844,123	$99,313	11.77%
Consulting	102,008	5,969	96,039	1,608.96%
Commissions	333,800	147,652	186,148	126.07%
Stock-based compensation	62,154	46,750	15,404	32.95%
Marketing materials	22,631	153,465	(130,834)	-85.25%
Investor relations/investment bankers	62,574	67,607	(5,033)	-7.44%
Legal, accounting and compliance	312,311	250,129	62,182	24.86%
Travel, entertainment and trade shows	136,347	115,701	20,646	17.84%
Other	330,097	201,055	129,042	64.18%
Total S, G &A	$2,305,358	$1,832,451	$472,907	25.81%

Selling, general and administrative expenses for the three months ended September 30, 2017, increased by $473,000 as compared with the same period in 2016, a 25.8% increase. This increase resulted primarily from increases in commissions, primarily due to increased sales to Brazil, wages and related costs due to an increase in sales staff, consulting, professional fees, travel, entertainment and trade shows, and other expenses which were partially offset by decreases in marketing material, and decreases in investor relations expense.

Other Income:

	For the three months ended
	September 30, 2017	September 30, 2016	$ Change	% Change
Interest income	$3,852	$5,855	$(2,003)	-34.21%
Total Other Income	$3,852	$5,855	$(2,003)	-34.21%

Other income for the three months ended September 30, 2017 decreased to $3,852, from income of $5,855 in the same period in 2016, primarily as a result of less interest income received as a result of less cash to invest.

Income tax provision:

The Company recorded a full valuation allowance for the three months ended September 30, 2017, on its deferred tax assets.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AS COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2016

Income:

For the for the nine months ended September 30, 2017, Loss before income taxes was $4,373,000 compared to $4,988,000 for the for the nine months ended September 30, 2016, primarily as a result of higher net product sales, non-product revenues and reduction in R&D expenses partially offset by increased selling, general and administrative expenses. Net Loss for the 2017 period was $4,373,000 as compared to $10,789,000 for 2016. The decrease in Net Loss is primarily attributable to recording of a full valuation of approximately $5,801,000 on our Deferred Tax Asset (DTA) in the 2016 period, an increase in product revenues, an increase in R&D and royalty revenues, and increased product gross margin. Product gross margin increased in the nine months ended September 30, 2017, as compared with the nine months ended September 30, 2016, by $1,428,000 or 40.37%.

Revenues:

Selected Product Categories:	For the nine months ended
	September 30, 2017	September 30, 2016	$ Change	% Change

Lateral Flow HIV Tests and Components	$5,520,073	$5,696,745	$(176,672)	(3.10)%
DPP® Tests and Components	6,969,815	4,490,214	2,479,601	55.22%
Other	1,963,209	266,229	1,696,980	637.41%
Net Product Sales	14,453,097	10,453,188	3,999,909	38.26%
License and royalty revenue	477,631	133,850	343,781	256.84%
R&D, milestone and grant revenue	3,096,626	3,026,927	69,699	2.30%
Total Revenues	$18,027,354	$13,613,965	$4,413,389	32.42%

Revenues for our lateral flow HIV (LF-HIV) tests and related components for the nine months ended September 30, 2017 decreased by approximately $177,000 from the same period in 2016. This was primarily attributable to decreased sales in the U.S. of approximately $985,000, decreased sales to Latin America of approximately $61,000, and decreased sales to Asia of approximately $27,000, and partially offset by increased sales to Europe of approximately $768,000 and increased sales to Africa of approximately $140,000. Revenues for our DPP® products during the nine months ended September 30, 2017 increased by approximately $2,480,000 over the same period in 2016, primarily due to increased sales in Brazil, partially offset by decreased sales in Asia.  Revenues for our other products for the nine months ended September 30, 2017 increased by approximately $1,697,000, primarily as a result of sales from our Malaysia subsidiary. The increase in R&D, milestone and grant revenue, was primarily due to increased royalty revenues in 2017.

Management is also focused on sales by region as well as sales by product types.  As a result, we are providing the following table which shows sales by region and by product type.

	For the nine months ended				For the nine months ended
Region	September 30, 2017	September 30, 2016	$ Change	Part-Type	September 30, 2017	September 30, 2016	$ Change
Africa	$1,797,285	$1,576,233	$221,052	DPP®	$96,080	$18,515	$77,565
				LF-HIV	1,698,033	1,557,608	140,425
				OTHER	3,172	110	3,062
Asia	1,633,490	272,638	1,360,852	DPP®	8,384	104,650	(96,266)
				LF-HIV	129,132	156,468	(27,336)
				OTHER	1,495,974	11,520	1,484,454
Europe	1,441,890	647,582	794,308	DPP®	4,970	3,110	1,860
				LF-HIV	1,368,185	600,393	767,792
				OTHER	68,735	44,079	24,656
Latin America	6,701,923	4,147,284	2,554,639	DPP®	6,420,768	3,975,011	2,445,757
				LF-HIV	75,861	136,843	(60,982)
				OTHER	205,294	35,430	169,864
Other	3,575	4,323	(748)	DPP®	1,000	750	250
				LF-HIV	2,575	3,566	(991)
				OTHER	0	7	(7)
USA	2,874,934	3,805,128	(930,194)	DPP®	438,613	388,177	50,436
				LF-HIV	2,246,287	3,231,403	(985,116)
				OTHER	190,034	185,548	4,486
TOTALS	$14,453,097	$10,453,188	$3,999,909		$14,453,097	$10,453,188	$3,999,909

Gross Margin:

	For the nine months ended
	September 30, 2017	September 30, 2016	$ Change	% Change

Gross Margin per Statements of Operations	$8,539,506	$6,697,950	$1,841,556	27.49%
Less: R&D, milestone, grant, license and royalty revenues	3,574,257	3,160,777	413,480	13.08%
Gross Margin from Net Product Sales	$4,965,249	$3,537,173	$1,428,076	40.37%
Product Gross Margin %	34.35%	33.84%

The overall gross margin dollar increase of $1,842,000 included a $1,428,000 increase in gross margin from product sales and a $413,000 increase in non-product revenues. The increase in net product sales gross margin of $1,428,000 is primarily attributable to the increase in sales compared to 2016. The net product sales gross margin increase is primarily affected by two components, one is the increase in product sales of $4,000,000, which, at the 33.84% margin percentage for September 30, 2016, contributed $1,354,000 to the increase, and the other is the increased change in margin percentage of 0.51%, which contributed $74,000 to the balance of the increase in our net product sales gross margin.

Research and Development:

Research and development expenses include costs incurred for product development, regulatory approvals, clinical trials, and product evaluations.

Selected expense lines:	For the nine months ended
	September 30, 2017	September 30, 2016	$ Change	% Change
Clinical and Regulatory Affairs:
Wages and related costs	$410,136	$417,542	$(7,406)	(1.77)%
Consulting	23,815	28,300	(4,485)	(15.85)%
Stock-based compensation	9,652	-	9,652	100.00%
Clinical trials	1,079,372	481,359	598,013	124.23%
Other	65,661	38,441	27,220	70.81%
Total Clinical and Regulatory Affairs	1,588,636	965,642	622,994	64.52%

R&D other than Clinical Regulatory Affairs:
Wages and related costs	2,190,656	2,171,191	19,465	0.90%
Consulting	151,023	101,486	49,537	48.81%
Stock-based compensation	67,660	61,983	5,677	9.16%
Materials and supplies	1,565,111	2,607,179	(1,042,068)	(39.97)%
Other	471,649	358,002	113,647	31.74%
Total R&D other than Clinical Regulatory Affairs	4,446,099	5,299,841	(853,742)	(16.11)%

Total Research and Development	$6,034,735	$6,265,483	$(230,748)	(3.68)%

Expenses for Clinical & Regulatory Affairs for the nine months ended September 30, 2017 increased by $623,000 as compared to the same period in 2016. This was primarily due to the increase in clinical trial expenses of $598,000.

R&D expenses other than Clinical & Regulatory Affairs decreased by $854,000 for the nine months ended September 30, 2017, as compared with the same period in 2016. The decreases were primarily related to a decrease in material and supplies, that resulted from the decrease in our sponsored research.

Selling, General and Administrative Expenses:

Selected expense lines:	For the nine months ended
	September 30, 2017	September 30, 2016	$ Change	% Change

Wages and related costs	$2,807,297	$2,408,996	$398,301	16.53%
Consulting	123,433	124,192	(759)	(0.61)%
Commissions	651,316	553,931	97,385	17.58%
Stock-based compensation	185,204	158,296	26,908	17.00%
Marketing materials	202,305	301,302	(98,997)	(32.86)%
Investor relations/investment bankers	203,819	231,769	(27,950)	(12.06)%
Legal, accounting and compliance	1,010,591	731,492	279,099	38.15%
Travel, entertainment and trade shows	477,870	322,909	154,961	47.99%
Other	1,241,220	597,781	643,439	107.64%
Total S, G &A	$6,903,055	$5,430,668	$1,472,387	27.11%

Selling, general and administrative expenses for the nine months ended September 30, 2017, increased by $1,472,000 as compared with the same period in 2016, a 27.11% increase. This increase resulted primarily from increases in wages and related costs due to an increase in sales staff, professional fees, travel, entertainment and trade shows, increases in commissions, primarily due to increased sales to Brazil, stock-based compensation, and other expenses, primarily due to expenses from our Malaysian subsidiary, which were partially offset by decreases in marketing materials and deceases in investor relations expense.

Other Income:

	For the nine months ended
	September 30, 2017	September 30, 2016	$ Change	% Change
Interest income	$24,956	$9,729	$15,227	156.51%
Total Other Income	$24,956	$9,729	$15,227	156.51%

Other income for the nine months ended September 30, 2017 increased to $ 24,956, from income of $ 9,729 in the same period in 2016, primarily as a result of interest income received as a result of more cash to invest.

Income tax provision:

The Company recorded a full valuation allowance for the nine months ended September 30, 2017, on its deferred tax assets.

MATERIAL CHANGES IN FINANCIAL CONDITION

Selected Changes in Financial Condition	As of
	September 30, 2017	December 31, 2016	$ Change	% Change
Cash and cash equivalents	$1,871,982	$10,554,464	$(8,682,482)	-82.26%
Accounts receivable, net of allowance for doubtful accounts of $52,000 at September 30, 2017 and December 31, 2016, respectively	5,768,920	3,383,729	2,385,191	70.49%
Inventories, net	5,235,164	3,335,188	1,899,976	56.97%
Fixed assets, net of accumulated depreciation	1,964,427	1,709,321	255,106	14.92%
Deposits on manufacturing equipment	243,755	31,900	211,855	664.12%
Deposits and other assets	146,789	720,489	(573,700)	-79.63%
Prepaid expenses and other current assets	842,532	840,145	2,387	0.28%
Goodwill	1,597,617	-	1,597,617	100.00%
Intangible assets, net	1,573,518	-	1,573,518	100.00%
Accounts payable and accrued liabilities	3,870,161	3,013,133	857,028	28.44%
Deferred revenue	-	392,517	(392,517)	-100.00%

Cash decreased by $8,682,000 from December 31, 2016, primarily due to cash used in operating activities and cash used in investing activities, primarily for the acquisition of CDM, for the nine months of 2017. In addition, there were increases in accounts receivable of $2,385,000 (primarily due to a large customer as described under "Liquidity And Capital Resources"), inventories of $1,900,000, net fixed assets of $255,000, deposits on manufacturing equipment of $212,000, an increase in accounts payable and accrued liabilities of $857,000, and increases in goodwill and intangible assets of $1,598,000 and $1,574,000, respectively due to the CDM acquisition.  We experienced a decrease in deposits and other assets of $574,000, primarily from reducing the deposit paid for the CDM acquisition, and a decrease in deferred revenue of $393,000.

LIQUIDITY AND CAPITAL RESOURCES

	For the nine months ended
	September 30, 2017	September 30, 2016	$ Change	% Change

Net cash used in operating activities	$(7,176,935)	$(5,676,073)	$(1,500,862)	26.44%
Net cash used in investing activities	(1,639,827)	(79,877)	(1,559,950)	1,952.94%
Net cash provided by financing activities	134,280	12,550,973	(12,416,693)	-98.93%
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(8,682,482)	$6,795,023	$(15,477,505)	-227.78%

The Company's cash decreased as of September 30, 2017 by $8,682,000 from December 31, 2016, primarily due to cash used in operating activities, and net cash used in investing activities, primarily for the CDM acquisition, for the first nine months of 2017.

The cash used in operations in the first nine months of 2017 was $7,177,000, which consisted primarily of an increase in accounts receivable of $2,385,000, an increase in prepaid expenses of $115,000 (net of amortization), increase in inventories of $1,900,000, a decrease in deferred revenue of $393,000, and a net loss net of non-cash items of $3,065,000, partially offset by cash provided by an increase in accounts payable and accrued liabilities of $658,000. Net loss net of non-cash items includes loss before income taxes of $4,373,000 reduced by non-cash expenses of $1,011,000 in depreciation and amortization, and of $297,000 in share-based non-cash compensation. The use of cash from investing activities is primarily due to the acquisition of CDM for $1,400,000 in cash, of which $850,000 was paid in the nine months ended September 30, 2017, and partially offset by reduction in deposit for the CDM investment of $550,000 for a deposit paid in December of 2016.

The Company currently has positive working capital.  It has used approximately $8.7 million in cash for the nine months ended September 30, 2017, primarily due to cash used in operating activities. Approximately $3.3 million of the total $5.8 million of accounts receivable is related to one customer, and the Company has a high degree of confidence that this account receivable is collectible from this customer.

A fundamental principle of the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America ("GAAP") is the assumption that an entity will continue in existence as a going concern, which contemplates continuity of operations and the realization of assets and settlement of liabilities occurring in the ordinary course of business. This principle is applicable to all entities except for entities in liquidation or entities for which liquidation appears imminent. In accordance with this requirement, the Company has prepared its consolidated financial statements on a going concern basis.

The Company has incurred significant operating losses in the previous three years as well as negative cash flow from operations. The Company currently has a working capital surplus of $9.8 million. The Company's ability to continue as a going concern depends on its ability to execute its business plan, increase revenue and billings and reduce expenditures. During 2017, the Company began to focus on aligning its expense structure with revenue expectations which included tighter expense controls and overall operational efficiencies which better align the Company's current business plan on a run-rate basis. In addition, the Company recently increased its inventory in anticipation of orders which to date have not materialized and the plan includes reducing inventory levels to provide additional cash to fund operations.   Another focus is on the Company's receivable balance which also increased over the nine months, partially due to increased product sales, and we are focusing on reducing days outstanding.

The Company entered into a Controlled Equity OfferingSM Sales Agreement with Cantor Fitzgerald & Co., as sales agent, pursuant to which the Company may offer and sell, from time to time, through Cantor Fitzgerald, shares of the Company's common stock, par value $0.01 per share, having an aggregate offering price of up to $21.2 million, and anticipates the ability to raise additional funding if needed through this vehicle.  In addition, the Company may be able to raise additional funds through a private offering.  With these options available and the steps outlined above, the Company expects it will be able continue as a going concern into and beyond 2018.  However, there can be no assurance that the Company will be able to obtain financing or that such financing will be on favorable terms. Any such financing would be dilutive to shareholders.  Failure to generate sufficient revenue, control or further reduce expenditures and/or the inability to obtain financing will result in an inability of the Company to continue as a going concern.

Fixed Asset Commitments

As of September 30, 2017, the Company had $243,755 in deposits on equipment, and $462,989 in commitments for additional equipment purchase obligations.

RECENT DEVELOPMENTS AND CHEMBIO'S PLAN OF OPERATIONS FOR THE NEXT TWELVE MONTHS

During the third quarter of 2017, Chembio continued to execute its strategy and focus on three key areas: 1) strengthening the Company's core sexually transmitted disease business, 2) building a broad tropical and fever disease portfolio, and 3) establishing a global commercial organization.

Chembio believes there are significant opportunities in our core sexually transmitted disease business, including the commercialization of a U.S. version of the DPP® HIV-Syphilis Assay, as well as the DPP® HIV Self-Testing kits outside the U.S, specifically in Africa and Europe. The Company also believes large market opportunities can be addressed with its fever and tropical disease assays, including DPP® Malaria, DPP® Dengue, DPP® Zika, and the DPP® Fever Assays. Chembio's growing commercial organization includes experienced sales executives based in target regions, including the U.S., Latin America, Africa, Europe and Asia Pacific, and through this global sales infrastructure the Company's has had successes in each of these markets.

Sexually Transmitted Diseases Business

Within the sexually transmitted disease business, Chembio increased sales of its HIV Assays in multiple markets.  The Company expects its DPP® HIV-Syphilis Assay to play an important role in combatting global concerns related to co-infection and mother-to-child transmission of both HIV and syphilis.  The World Health Organization recommends screening all pregnant women for HIV and syphilis at the first antenatal care visit in nearly every country. Early diagnosis and treatment of both HIV and syphilis in pregnant women has proved effective in the prevention of both adverse outcomes of pregnancy and mother-to-child transmission.  Additionally, there are other at-risk populations that may also benefit from improved HIV and syphilis screening coverage. Chembio's DPP® HIV-Syphilis Assay is currently available in Latin America, Europe and the Caribbean (except for Puerto Rico).

In March 2017, the FDA requested that the Company undertake further studies of its DPP® HIV-Syphilis Assay, in addition to the clinical studies recently completed, which are in progress and expected to be complete during the fourth quarter of 2017, in preparation for the Company's filing the Premarket Approval Application for its DPP® HIV-Syphilis Assay.

Another important factor in the U.S. market is the fact that Chembio won multiple HIV rapid test procurement awards in recent quarters.  The Company has been supplying HIV products pursuant to these awards in 2017, and expects to continue doing so during 2018.

Outside the U.S., Chembio's DPP® Syphilis Screen & Confirm Assay, which is CE Marked, is now available.  The DPP® Syphilis Screen & Confirm Assay has been successfully used in several pilot programs in Africa, and to the Company's knowledge is the only rapid test that can detect both active and past-treated syphilis infections with the same test. We believe this product represents a paradigm shift in syphilis confirmatory testing outside of the U.S.

Chembio's HIV Self-Testing products continue to record sales growth in the EU.  We believe the market for HIV Self-Testing, especially in Africa and Europe, offers significant growth potential and we believe our HIV products are well-suited to penetrate these markets.

During the third quarter, Chembio continued to fulfill the $5.8 million order received in May 2017 for the production of DPP® HIV 1/2 Assays, both blood and oral fluid, in Brazil. The Company shipped $0.9 million during the second quarter of 2017, $3.2 million in the third quarter of 2017, and anticipates shipping the remaining $1.6 million during the fourth quarter of 2017.

Tropical and Fever Disease Business

One of Chembio's key goals is the commercialization of multiple tropical and fever disease products during 2017.  We are pleased to confirm that during the third quarter of 2017 the Company initiated sales of its DPP® Dengue Assay and DPP® Zika Assay, and initiated a pilot program with the Centers for Disease Control and Prevention (CDC) for the Company's DPP® Dengue/Zika/Chikungunya Assay in India, Peru, Haiti and Guatemala.

Also during the third quarter of 2017, Chembio received approval for its DPP® Micro Reader from Agência Nacional de Vigilância Sanitária (ANVISA), the Brazilian health regulatory agency, in collaboration with Bio-Manguinhos/Fiocruz. The DPP® Zika IgM/IgG Assay detects antibodies using a tiny (10uL) drop of blood from the fingertip and provides quantitative results in 15 minutes, when used with the handheld, battery-operated DPP® Micro Reader.  With this approval, Chembio's DPP® Zika System, which includes the DPP® Zika IgM/IgG Assay and DPP® Micro Reader, is now approved for commercial use in Brazil.

Another significant milestone during the third quarter of 2017 was Chembio's receipt of U.S. Food and Drug Administration (FDA) Emergency Use Authorization (EUA) for its DPP® Zika System.  The DPP® Zika System is the first and only rapid Zika test to receive an FDA EUA.  The test is authorized for the presumptive detection of Zika virus IgM antibodies in fingerstick whole blood, EDTA venous whole blood, EDTA plasma (each collected alongside a patient-matched serum specimen) or serum (plain or separation gel) specimens collected from individuals meeting CDC Zika virus clinical and/or epidemiological criteria, from 8 days of on-set and up to 12 weeks.  The Company believes its DPP® Zika System will be an important contributor to future sales.

The Company continues to pursue additional regulatory approvals for its DPP® Zika System, including the World Health Organization Emergency Use Assessment and Listing.  We remain optimistic regarding these authorizations, given the performance of our DPP® Zika System.

Beyond the products that we are currently marketing, Chembio continues to work with collaborators toward the development of the Company's next generation of tropical and fever disease products, including: DPP® Fever Panel – Africa, DPP® Fever Panel – Asia, DPP® Malaria Assay and, DPP® Zika/Dengue/Chikungunya Assay, among others.  It is important to note that nearly all of the Company's tropical and fever disease products are being developed through collaborations and/or funding from world-leading health organizations, including the Bill & Melinda Gates Foundation, the Paul G. Allen Family Foundation, the CDC, FIND, and BARDA.

Global Commercialization

In mid-2014, Chembio made a strategic decision to transform from a product supply organization to an integrated commercial organization. The Company then terminated its distribution agreements with a former U.S. exclusive distributor in 2014 and 2016, respectively. Subsequently, Chembio began building a sales and marketing team in the U.S market.

During the fourth quarter of 2016, we strengthened our commercial leadership, appointing seasoned executives to lead the Americas region, as well as the European, Middle East and Africa regions and Asia Pacific region. And, during the first quarter of 2017, we added experienced diagnostics sales executives in Latin America, Africa and Asia Pacific. We believe that this infrastructure positions the Company for commercial success, globally.

Additionally, Chembio has integrated our newly-acquired facility in Malaysia to execute upon our global commercialization strategy, which includes the manufacture of tests locally, in high growth regions where product performance and competitive pricing is key.  In Medford, NY the Company has also made investments in automation of its DPP® manufacturing line to produce high quality, reliable, products that can be scaled up quickly.  Also, importantly, the Company hired David Gyorke, Chembio's Vice President of Operations, in January 2017 to drive manufacturing strategy to support growth.

Key Personnel:

During the third quarter, Chembio announced the addition of Gail Page to the Company's Board of Directors. Ms. Page has spent her entire career in health care with a focus on diagnostics and emerging technologies. In January 2013, Ms. Page founded Vineyard Investment Advisors (VIA), through which she works with entrepreneurs, businesses, and universities to transform their ideas into products and services. Prior to VIA, Ms. Page served as the President, CEO and a Director of Vermillion, Inc., a healthcare company focused on developing and commercializing novel diagnostic blood tests. As President and CEO, Ms. Page directed Vermillion's repositioning to highlight the progressive nature of its pipeline, successfully raised over $100M in funding, developed and commercially launched the OVA1® Test, which was the first FDA-cleared blood test to help diagnose ovarian cancer, and engaged Quest Diagnostics as an equity and commercial partner. In the years preceding Vermillion, Ms. Page served as Executive Vice President and Chief Operating Officer at Luminex, and as Sr. Vice President at Roche Biomedical / Laboratory Corporation of America (LabCorp), during which time her team launched approximately 300 innovative tests, including a suite of HIV and infectious disease assays. Ms. Page's current board appointments include Sword Diagnostics, Inc., Consortia Health Holdings (Chair and Co-founder), and NxPrenatal, Inc., for which she serves as Executive Chair.

In other personnel news, Richard J. Larkin, Chembio's Executive Vice President and Chief Financial Officer (CFO), has recently announced his intent to retire by December 31, 2017.  An external search for a new Company CFO has commenced. To ensure an orderly transition, Mr. Larkin is expected to continue to serve as the Company's CFO and remain an officer of the Company until the earlier of December 31, 2017 or until a successor is found.  Mr. Larkin has been a dedicated and valuable member of the Chembio team for fourteen years.  We wish him well as he transitions into retirement.

Also recently, John Sperzel, Chembio's President and Chief Executive Officer (CEO), returned from medical leave to resume his full responsibilities.  During Mr. Sperzel's recovery from heart transplant surgery, he remained engaged in corporate activities and decisions.  In his absence, Sharon Klugewicz, President of the Americas, assumed the role of acting CEO, and provided expert leadership in advancing the Company's strategy.

Overview of Chembio's Global Sales:

During the third quarter of 2017, Chembio achieved total revenue of $7.6 million, which represents a 102% increase over the prior-year period.  Product sales during the third quarter of 2017 were $6.1 million, which represents a 144% increase over the prior-year period.  This increase was driven primarily by product sales growth within certain target regions compared to the prior-year period, including: 386% increase in Latin America, 100% increase in Africa, 32% increase in the U.S., and 27% increase in Europe.

The increase in product revenue during the third quarter can be attributed to the efforts of our expanding sales and marketing organization.  In Latin America, we achieved sales in excess of $3.5 million in large part led by strong DPP® sales.  In the U.S., the Company achieved over $1.1 million in sales, as we evolve from a product supply organization to direct sales of our three FDA- PMA-approved, CLIA-waived HIV rapid tests, serving both public health and the professional market.  And, we expect the recent EUA for our DPP® Zika System to strengthen U.S. sales in the coming quarters.  In Africa, we achieved sales of nearly $1.0 million, and in Europe, we recognized revenue of approximately $0.4 million, driven primarily by HIV sales for self-testing.

Conclusion:

The third quarter of 2017 was a strong one for Chembio.  During the period, sales increased over 100% as compared to the prior-year period.  In our sexually transmitted disease business, the Company advanced a pivotal clinical trial for our DPP® HIV-Syphilis Assay, and we plan to file a PMA for this assay during the fourth quarter of 2017, moving the product closer to U.S. commercialization.

Two key regulatory approvals during the third quarter have the potential to impact future sales in our tropical and fever disease business.  With ANVISA approval of the DPP® Zika System in Brazil and with the FDA EUA for the DPP® Zika System in the U.S. market, Chembio has the opportunity to establish itself as the leader in rapid testing for this growing health concern.

In both the tropical and fever disease business, as well as other areas of interest, Chembio remains actively engaged with multiple funding collaborators, working toward the development of new assays that we expect to fill our product pipeline in the future.

Supporting our near-term and future growth is the global commercial team that we've built over the last year.  With strong sales experience and leadership in target regions around the world, combined with high-quality and much needed products, we are confident in Chembio's future.

ITEM 4.	CONTROLS AND PROCEDURES

(a)
Disclosure Controls and Procedures. Under the supervision and with the participation of our senior management, consisting of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that as of September 30, 2017 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our Exchange Act reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  On January 9, 2017, the Company acquired all the outstanding stock of Chembio Diagnostics Malaysia Sdn Bhd ("CDM") (formally known as RVR Diagnostics Sdn Bhd), which became a wholly-owned subsidiary of the Company as a result of the acquisition.  This report on controls does not include controls and procedures concerning CDM.

(b)
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the nine months ended September 30, 2017, except for CDM, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS

EXHIBITS INDEX
Number	Description
3.1	Articles of Incorporation, as amended. (1)
3.2	Bylaws and Bylaw Amendments. (2)
3.3	Certificate of Designation of Series D Preferred Stock (13)
4.1	2008 Stock Incentive Plan, as amended. (3)
4.2	Form of Option, for 2008 Stock Incentive Plan (4)
4.3	2014 Stock Incentive Plan (5)
4.4	Form of Option, for 2014 Stock Incentive Plan (6)
4.5	Rights Agreement, dated as of March 8, 2016 (7)
4.6	Form of Warrant (to be filed by amendment)
10.1*	Employment Agreement dated effective as of March 13, 2017 with John J. Sperzel III (15)
10.2*	Employment Agreement dated March 5, 2016 with Javan Esfandiari (8)
10.3*	Employment Agreement effective May 22, 2017 with Sharon Klugewicz
10.4	Sales Agreement dated as of June 27, 2017, between Chembio Diagnostics, Inc. and Cantor Fitzgerald & Co. (9)
10.5*	Employment Agreement dated January 9, 2017 with Magentiren Vajuram (15)
10.6*	Employment Agreement dated January 9, 2017 with Avijit Roy (15)
10.7	HIV Barrel License, Marketing and Distribution Agreement, dated as of September 29, 2006, by and among the Registrant, Alere and StatSure. (10)
10.8	HIV Cassette License, Marketing and Distribution Agreement, dated as of September 29, 2006, between the Registrant and Alere. (10)
10.9	Non-Exclusive License, Marketing and Distribution Agreement, dated as of September 29, 2006, between the Registrant and Alere. (10)
10.10	Joint HIV Barrel Product Commercialization Agreement, dated as of September 29, 2006, between the Registrant and StatSure. (10)
10.11	2015 Omnibus Agreement (11)
10.12	Amended And Restated Stock Purchase Agreement, dated as of December 7, 2016, by and among Chembio Diagnostics, Inc., RVR Diagnostics Sdn Bhd, Avijit Roy and Magentiren Vajuram (14)
14.1	Ethics Policy (12)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

1	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on July 29, 2010.
2
Incorporated by reference to the Registrant's registration statement on Form SB-2 (File No. 333-85787) filed with the Commission on August 23, 1999 and the Registrant's Forms 8-K filed on May 14, 2004, December 20, 2007 and April 18, 2008.

3	Incorporated by reference to the Registrant's definitive proxy statement on Schedule 14A filed with the Commission on August 3, 2012.
4	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 8, 2014.
5	Incorporated by reference to the Registrant's definitive proxy statement on Schedule 14A filed with the Commission on April 29, 2014.
6	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on August 7, 2014.
7	Incorporated by reference to the Registrant's registration statement on Form 8-A filed with the Commission on April 7, 2016.
8	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on March 14, 2016.
9	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on June 27, 2017.
10	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on October 5, 2006.
11	Incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the Commission on March 5, 2015.
12	Incorporated by reference to the Registrant's Annual Report on Form 10-KSB filed with the Commission on March 30, 2006.
13	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on April 7, 2016.
14	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on January 10, 2017.
15	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 9, 2017.

(*)	An asterisk (*) beside an exhibit number indicates the exhibit contains a management contract, compensatory plan or arrangement which is required to be identified in this report.

________________________________________________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chembio Diagnostics, Inc.
Chembio Diagnostics, Inc.

Date:	November 8, 2017	By: /s/ John J. Sperzel III
John J. Sperzel III
Chief Executive Officer (Principal Executive Officer)

Date:	November 8, 2017	By: /s / Richard J. Larkin
Richard J. Larkin
Chief Financial Officer (Principal Financial and Accounting Officer)