Form 10-Q
period 2018-06-30
CHEMBIO DIAGNOSTICS, INC.
filed 2018-08-08
CIK 1092662

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2018

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
Yes ☐ No ☒

As of August 2, 2018, the Registrant had 14,173,620 shares outstanding of its $.01 par value common stock.

Quarterly Report on FORM 10-Q
For The Quarterly Period Ended
June 30, 2018

Table of Contents

Chembio Diagnostics, Inc.

PART I
Item 1.	FINANCIAL STATEMENTS

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF

	June 30, 2018	December 31, 2017
	(Unaudited)
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$9,505,782	$3,790,302
Accounts receivable, net of allowance for doubtful accounts of $42,000 at June 30, 2018 and December 31, 2017	6,886,319	2,085,340
Inventories, net	6,349,640	4,423,618
Prepaid expenses and other current assets	788,740	554,383
TOTAL CURRENT ASSETS	23,530,481	10,853,643

FIXED ASSETS, net of accumulated depreciation	2,371,509	1,909,232

OTHER ASSETS:
Intangible assets, net	1,515,112	1,597,377
Goodwill	1,673,144	1,666,610
Deposits and other assets	357,385	589,159
	3,545,641	3,853,146

TOTAL ASSETS	$29,447,631	$16,616,021

- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$6,010,454	$3,046,303
Deferred revenue	660,750	50,000
TOTAL CURRENT LIABILITIES	6,671,204	3,096,303

OTHER LIABILITIES:
Note payable	426,550	99,480
Deferred tax liability	342,379	341,042
TOTAL LIABILITIES	7,440,133	3,536,825

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY:
Preferred stock - 10,000,000 shares authorized; none outstanding	-	-
Common stock - $.01 par value; 100,000,000 shares authorized; 14,173,620 and 12,318,570 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	141,736	123,185
Additional paid-in capital	74,033,287	62,821,288
Accumulated deficit	(52,424,943)	(50,044,225)
Accumulated other comprehensive income	257,418	178,948
TOTAL STOCKHOLDERS’ EQUITY	22,007,498	13,079,196

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,447,631	$16,616,021

See accompanying notes to condensed consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
REVENUES:
Net product sales	$6,857,861	$2,892,942	$13,256,088	$8,320,314
License and royalty revenue	276,526	227,635	478,457	327,689
R&D, milestone and grant revenue	1,585,939	994,237	2,702,913	1,791,977
TOTAL REVENUES	8,720,326	4,114,814	16,437,458	10,439,980

COSTS AND EXPENSES:
Cost of product sales	5,935,428	2,203,843	10,053,207	5,423,057
Research and development expenses	1,991,412	1,982,426	3,838,514	4,228,998
Selling, general and administrative expenses	2,547,216	2,109,360	4,953,785	4,597,696
	10,474,056	6,295,629	18,845,506	14,249,751
LOSS FROM OPERATIONS	(1,753,730)	(2,180,815)	(2,408,048)	(3,809,771)

OTHER INCOME:
Interest income, net	25,355	7,722	27,330	21,104

LOSS BEFORE INCOME TAXES	(1,728,375)	(2,173,093)	(2,380,718)	(3,788,667)

Income tax provision	-	-	-	-

NET LOSS	$(1,728,375)	$(2,173,093)	$(2,380,718)	$(3,788,667)

Basic loss per share	$(0.12)	$(0.18)	$(0.17)	$(0.31)

Diluted loss per share	$(0.12)	$(0.18)	$(0.17)	$(0.31)

Weighted average number of shares outstanding, basic	14,165,343	12,299,122	13,718,776	12,284,979

Weighted average number of shares outstanding, diluted	14,165,343	12,299,122	13,718,776	12,284,979

See accompanying notes to condensed consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net loss	$(1,728,375)	$(2,173,093)	$(2,380,718)	$(3,788,667)
Other comprehensive income (loss):
Foreign currency translation adjustments	(173,828)	124,241	78,470	124,241
Comprehensive Loss	$(1,902,203)	$(2,048,852)	$(2,302,248)	$(3,664,426)

See accompanying notes to condensed consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
(Unaudited)

	June 30, 2018	June 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers and grants	$12,247,228	$8,920,921
Cash paid to suppliers and employees	(17,352,226)	(14,398,812)
Interest received, net	27,330	21,104
Net cash used in operating activities	(5,077,668)	(5,456,787)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of RVR Diagnostics Sdn Bhd	-	(850,000)
Acquisition of and deposits on fixed assets	(250,147)	(555,894)
Net cash used in investing activities	(250,147)	(1,405,894)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from option exercises	71,914	-
Proceeds from sale of common stock, net	10,934,352	-
Net cash provided by financing activities	11,006,266	-

Effect of exchange rate changes on cash	37,029	-
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,715,480	(6,862,681)
Cash and cash equivalents - beginning of the period	3,790,302	10,554,464

Cash and cash equivalents - end of the period	$9,505,782	$3,691,783

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:

Net Loss	$(2,380,718)	$(3,788,667)
Adjustments:
Depreciation and amortization	446,625	773,566
Share based compensation	224,283	209,609
Changes in assets and liabilities:
Accounts receivable	(4,800,979)	(1,287,898)
Inventories	(1,926,022)	(1,658,763)
Prepaid expenses and other current assets	(215,758)	(25,043)
Deposits and other assets	-	8,729
Accounts payable and accrued liabilities	2,964,151	542,841
Deferred revenue	610,750	(231,161)
Net cash used in operating activities	$(5,077,668)	$(5,456,787)

Supplemental disclosures for non-cash investing and financing activities:
Deposits on manufacturing equipment transferred to fixed assets	$257,455	$174,399
Seller-financed equipment purchases	327,070	-
Accrual of contingent earn-out	-	148,000
Issuance of common stock for net assets of business acquired	-	1,682,725

See accompanying notes to condensed consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(UNAUDITED)

NOTE 1 — DESCRIPTION OF BUSINESS:

Chembio Diagnostics, Inc. and its subsidiaries (collectively, the “Company” or “Chembio”) develop, manufacture, and commercialize point-of-care (POC) diagnostic tests that are used to detect or monitor diseases. The Company’s product development efforts are focused on our patented DPP® technology, a novel point-of-care diagnostic platform that offers certain customer advantages as compared to traditional lateral flow technology. POC tests, by providing prompt and early diagnosis, can reduce patient stays, lower overall costs, improve therapeutic interventions and improve patient outcomes.  POC tests can also prevent needless hospital admissions, simplify testing procedures, avoid delays from central lab batching, and eliminate the need for return visits.

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

Large and growing markets have been established for these kinds of tests, initially in high prevalence regions where they are critical for large scale prevention and treatment programs. Our product development is focused on areas where the availability of rapid, POC screening, diagnostic, or confirmatory results can improve health outcomes.  More generally, we believe there is and will continue to be a growing demand for diagnostic products that can provide accurate, actionable diagnostic information in a rapid, cost-effective manner at the point of care.

Our products are sold to medical laboratories and hospitals, governmental and public health entities, non-governmental organizations, medical professionals and retail establishments, both domestically and internationally, under our STAT PAK®, SURE CHECK®, STAT-VIEW® or DPP® registered trademarks, or under the private labels of our marketing partners.

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

The preceding (a) condensed consolidated balance sheet as of December 31, 2017, which has been derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements as of June 30, 2018 and for the three and six-month periods ended June 30, 2018 and 2017, respectively, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, previously filed with the SEC on March 8, 2018.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s condensed consolidated financial position as of June 30, 2018, its condensed consolidated results of operations for the three and six-month periods ended June 30, 2018 and 2017, respectively, and its condensed consolidated cash flows for the six-month periods ended June 30, 2018 and 2017, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The new revenue standards became effective for the Company on January 1, 2018 and were adopted using the modified retrospective method. The adoption of the new revenue standards as of January 1, 2018 did not change our revenue recognition as our revenues continue to be recognized when the customer takes control of our product.  As we did not identify any material accounting changes that impacted the amount of reported revenues with respect to our product revenue, license and royalty revenue, and R&D, milestone and grant revenues, no adjustment to retained earnings was required upon adoption.

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

Disaggregation of Revenue

In August 2016, the Company was awarded a grant of $5.9 million from BARDA, which is part of the U.S. Department of Health and Human Resources to develop a rapid Zika virus assay. The Company earned $0.8 million and $1.2 million during the three and six-months ended June 30, 2018, respectively as R&D, milestone and grant revenue in the Consolidated Statements of Operations.

In September 2016, the Company was awarded a $0.7 million contract from the USDA to develop a Bovid TB assay. The Company earned $0.1 million and $0.1 million during the three and six-months ended June 30, 2018, respectively as R&D, milestone and grant revenue in the Consolidated Statements of Operations.

The following table disaggregates Total Revenues for the three and six-months ended June 30, 2018:

	For the three months ended			For the six months ended
	Exchange Transactions	Non-Exchange Transactions	Total	Exchange Transactions	Non-Exchange Transactions	Total
Net product sales	$6,857,861	$-	$6,857,861	$13,256,088	$-	$13,256,088
License and royalty revenue	276,526	-	276,526	478,457	-	478,457
R&D, milestone and grant revenue	755,570	830,369	1,585,939	1,367,375	1,335,538	2,702,913
	$7,888,957	$830,369	$8,720,326	$15,101,920	$1,335,538	$16,437,458

Contract Liabilities

Deferred revenue relates to payments received in advance of performance under the contract. Deferred revenue is recognized as revenue as (or when) we perform under the contract.  At December 31, 2017, we reported $50,000 in deferred revenue of which $50,000 was earned and recognized as R&D, milestone and grant revenue during the six-months ended June 30, 2018, respectively.

c)	Inventories

Inventories consist of the following at:

	June 30, 2018	December 31, 2017
Raw materials	$3,019,464	$1,767,684
Work in process	566,286	286,413
Finished goods	2,763,890	2,369,521
	$6,349,640	$4,423,618

Inventories are stated at the lower of cost and net realizable value. There were reserves against inventory of approximately $130,000 and $195,000 as of June 30, 2018 and December 31, 2017, respectively.

d)	Loss Per Share:

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share for the three and six-month periods ended June 30, 2018 and 2017 reflects the potential dilution from the exercise or conversion of other securities into common stock, if dilutive.

There were 683,829 and 674,795 weighted-average number of options outstanding as of June 30, 2018 and 2017, respectively, that were not included in the calculation of diluted per common share equivalent for the three months ended June 30, 2018 and 2017 respectively, because the effect would have been anti-dilutive. There were 707,880 and 677,592 weighted-average number of options outstanding as of June 30, 2018 and 2017, respectively, that were not included in the calculation of diluted per common share equivalent for the six months ended June 30, 2018 and 2017 respectively, because the effect would have been anti-dilutive.

e)	Stock Incentive Plan:

Effective June 3, 2008, the Company’s stockholders voted to approve the 2008 Stock Incentive Plan (“SIP”), with 625,000 shares of Common Stock available to be issued. At the Annual Stockholder meeting on September 22, 2011, the Company’s stockholders voted to approve an increase to the shares of Common Stock issuable under the SIP by 125,000 to 750,000. Under the terms of the SIP, the Compensation Committee of the Company’s Board has the discretion to select the persons to whom awards are to be granted. Awards can be stock options, restricted stock and/or restricted stock units ("Equity Award Units"). The awards vest at such times and under such conditions as determined by the Compensation Committee. As of June 30, 2018, there were 510,631 options exercised, 94,132 options outstanding and 145,237 Equity Award Units still available to be issued under the SIP.

Effective June 19, 2014, the Company’s stockholders voted to approve the 2014 Stock Incentive Plan (“SIP14”), with 800,000 shares of Common Stock available to be issued. Under the terms of the SIP14, the Compensation Committee of the Company’s Board has the discretion to select the persons to whom awards are to be granted. Awards can be in the form of Equity Award Units. The awards vest at such times and under such conditions as determined by the Compensation Committee. As of June 30, 2018, there were 60,066 options exercised, 364,093 options outstanding and 375,841 Equity Award Units still available to be issued under the SIP14.

Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations was classified as the following approximate amounts:

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Cost of product sales	$5,800	$12,800	$14,000	$21,400
Research and development expenses	3,600	12,100	15,500	65,200
Selling, general and administrative expenses	117,700	48,800	194,800	123,000
	$127,100	$73,700	$224,300	$209,600

Stock option compensation expense in each of the periods presented represents the estimated fair value of options outstanding, amortized on a straight-line basis over the requisite vesting period of the entire award.

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is based upon historical volatility of our stock and other contributing factors. The expected term is based on the Company’s historical experience with similar type options.

The weighted-average assumptions made in calculating the fair values of options are as follows:

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Expected term (in years)	5.4	n/a	5.4	5.0
Expected volatility	40.12%	n/a	40.12%	44.18%
Expected dividend yield	0%	n/a	0%	0%
Risk-free interest rate	2.70%	n/a	2.70%	1.58%

The following table provides stock option activity for the six months ended June 30, 2018:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	810,670	$5.18	3.69 years	$2,477,853

Granted	46,875	8.15		-
Exercised	144,947	4.83		$523,327
Forfeited/expired/cancelled	47,505	8.82		-
Outstanding at June 30, 2018	665,093	$5.21	3.74 years	$3,919,140

Exercisable at June 30, 2018	324,363	$4.07	2.66 years	$2,279,731

The following table summarizes information about stock options outstanding at June 30, 2018:

	Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Shares	Average Remaining Contract Life (Year)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
1 to 2.79999	-	-	$-	$-	-	$-	$-
2.8 to 4.59999	304,343	2.41	3.45	2,328,522	254,343	3.46	1,944,337
4.6 to 6.39999	152,875	3.94	5.85	802,387	48,645	5.75	260,338
6.4 to 8.19999	207,875	5.56	7.31	788,231	21,375	7.59	75,056
8.2 to 10	-	-	-	-	-	-	-
Total	665,093	3.74	$5.21	$3,919,140	324,363	$4.07	$2,279,731

As of June 30, 2018, there was $678,237 of net unrecognized compensation cost related to stock options that are not vested, which is expected to be recognized over a weighted average period of approximately 2.55 years. The total fair value of shares vested during the six-month periods ended June 30, 2018 and 2017 was $319,549 and $302,712, respectively.

f)	Geographic Information and Economic Dependency

The Company produces only one group of similar products known collectively as “rapid medical tests” and it operates in a single business segment. Net product sales by geographic area are as follows:

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Africa	$2,226,540	$493,852	$3,865,070	$862,679
Asia	22,348	92,596	989,922	1,513,018
Europe & Middle East	635,579	599,435	1,027,649	1,040,160
Latin America	3,266,290	672,765	5,956,183	1,760,104
United States	707,104	1,034,294	1,417,264	3,144,353
	$6,857,861	$2,892,942	$13,256,088	$8,320,314

g)	Fair Value of Financial Instruments:

The carrying value for cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of the Company’s note payable approximates the recorded value as the rate is based upon the current rates offered to the Company for similar financial instruments.

h)	Accounts Payable and Accrued Liabilities:

Accounts payable and accrued liabilities consist of:

	June 30, 2018	December 31, 2017
Accounts payable – suppliers	$3,558,450	$1,494,759
Accrued commissions	291,127	126,827
Accrued royalties / license fees	511,292	429,297
Accrued payroll	352,257	187,305
Accrued vacation	356,686	309,767
Accrued bonuses	428,665	282,500
Accrued expenses – other	511,977	215,848
TOTAL	$6,010,454	$3,046,303

i)	Goodwill and Intangible Assets:

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

There was no impairment recorded for the six months ended June 30, 2018. Following is a table that reflects changes in Goodwill:

Beginning balance December 31, 2017	$1,666,610
Change in foreign currency exchange rate	6,534
Balance at June 30, 2018	$1,673,144

In addition, the Company recorded certain intangible assets as part of the CDM acquisition as follows:

	June 30, 2018			December 31, 2017
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Intellectual property	$890,349	$133,553	$756,796	$886,872	$88,687	$798,185
Customer contracts/relationships	779,056	116,858	662,198	776,013	77,601	698,412
Order backlog	222,736	222,736	-	221,867	221,867	-
Trade names	111,294	15,176	96,118	110,859	10,079	100,780
	$2,003,435	$488,323	$1,515,112	$1,995,611	$398,234	$1,597,377

Amortization expense for the three months ended June 30, 2018 and 2017 was approximately $45,000 and $52,000, respectively. Amortization expense for the six months ended June 30, 2018 and 2017 was approximately $90,000 and $292,000, respectively.

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

As of June 30, 2018, the Company has not completed its accounting for the tax effects of the Act, but has made reasonable estimates of the effects on the re-measurement of its deferred tax assets and liabilities, as well as its transition tax liability. During the three and six-month periods ended June 30, 2018, the Company made no adjustments to the provisional amounts recorded at December 31, 2017. Additionally, the Company has not yet collected and analyzed all necessary tax and earnings data of its foreign operations; therefore, the Company has also not yet completed its accounting for the income tax effects of the transition tax. The Company will continue to make and refine its calculations as additional analysis is completed.

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

NOTE 5 — STOCKHOLDERS’ EQUITY:

During the first quarter of 2018, options to purchase 119,947 shares of the Company’s common stock were exercised on a cashless basis into 60,372 shares of common stock at an exercise price of $4.71 by the option holder surrendering options and shares of common stock already owned as payment of the exercise price.

During the second quarter of 2018, options to purchase 25,000 shares of the Company’s common stock were exercised on a cashless basis into 10,918 shares of common stock at an exercise price of $5.07 by the option holder surrendering options and shares of common stock already owned as payment of the exercise price.

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

During the first quarter of 2017, options to purchase 10,969 shares of the Company’s common stock were exercised on a cashless basis into 3,039 shares of common stock at an exercise price of $4.00 by the option holder surrendering options and shares of common stock already owned.

NOTE 6 — COMMITMENTS, CONTINGENCIES, AND CONCENTRATIONS:

a)	Economic Dependency:

The following table discloses product sales the Company had to each customer that purchased in excess of 10% of the Company’s net product sales for the periods indicated:

	For the three months ended				For the six months ended				Accounts Receivable as of
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017		June 30, 2018	Dec. 31, 2017
	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales
Customer 1	$3,217,387	47%	$956,207	33%	$5,627,145	42%	$2,895,794	35%	$3,051,052	$	*
Customer 2	1,460,630	21%	*	*	1,460,630	11%	*	*	1,460,630		*
Customer 3	*	*	*	*	*	*	1,326,171	16%	*		*
Customer 4	*	*	399,482	14%	*	*	754,408	9%	*		*

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

The following table discloses purchases the Company made from each vendor that sold to the Company in excess of 10% of the Company’s total purchases for the periods indicated:

	For the three months ended					For the six months ended						Accounts Payable as of
	June 30, 2018		June 30, 2017			June 30, 2018			June 30, 2017			June 30, 2018		Dec. 31, 2017
	Purchases	% of Purc.	Purchases		% of Purc.	Purchases		% of Purc.	Purchases		% of Purc.
Vendor 1	$548,605	18%	$	*	*	$	*	*	$	*	*	$	**	$	*
Vendor 2	*	*		*	*		*	*		698,838	26%		*		*
Vendor 3	394,518	13%		204,781	11%		863,875	14%		*	*		223,507		*
Vender 4	326,282	11%		*	*		*	*		*	*		*		*

In the table above, an asterisk (*) indicates that purchases from the vendor did not exceed 10% for the period indicated. Two asterisks (**) indicates that the balance due to the vendor was classified as a Note payable.

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

The Company has multi-year contracts with two key employees that call for salaries presently aggregating $770,000 per year. The contracts expire in March 2019 and March 2020. The following table is a schedule of future minimum salary commitments as of June 30, 2018:

2018	$385,000
2019	485,500
2020	85,000

d)	Pension Plan:

The Company has a 401(k) plan established for its employees whereby it matches 40% of the first 5% (or 2% of salary) that an employee contributes to the plan. Matching contribution expenses totaled $46,000 and $45,900 for the six months ended June 30, 2018 and 2017, respectively.

NOTE 7 — NOTE PAYABLE:

In September 2017, the Company entered into an agreement with an equipment vendor to purchase automated assembly equipment for approximately $660,000. The Company paid interest at an annual rate of 12% prior to delivery. Thirty days after delivery, the Company began making monthly payments of principal and interest of approximately $20,150, at an annual rate of 12% over a twenty-four-month period.

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

This management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to help you understand the business operations and financial condition of the Company as of June 30, 2018, and for the three and six months ended June 30, 2018. This discussion should be read in conjunction with Item 8. Financial Statements and Supplementary Data. Our MD&A is presented in six sections:

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

Business Strategy

Recent accomplishments and highlights:

●	Advanced to Phase 2 in the AstraZeneca-funded collaboration to develop a DPP® Assay that identifies an “undisclosed” biomarker.
●	Entered collaboration with the Foundation for Innovative New Diagnostics (FIND) to expedite the feasibility testing of a rapid diagnostic test for hepatitis C virus.
●	Installed the first automated manufacturing line in the New York facility which will reduce cost and increase capacity.
●	Submitted a dossier to the World Health Organization (WHO) for the prequalification of the Malaysia facility which upon approval will allow manufacturing transfer of certain products

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

Our products are sold globally, directly and through distributors, to hospitals and clinics, physician offices, clinical laboratories, public health organizations, government agencies, and consumers.

Consolidated Results of Operations

Three Months Ended June 30, 2018 versus Three Months Ended June 30, 2017

The results of operations for the three months ended June 30, 2018 and 2017 were as follows:

	June 30, 2018		June 30, 2017
TOTAL REVENUE	$8,720,326	100%	$4,114,814	100%

OPERATING COSTS AND EXPENSES:
Cost of product sales	5,935,428	68%	2,203,843	54%
Research and development expenses	1,991,412	23%	1,982,426	48%
Selling, general and administrative expenses	2,547,216	29%	2,109,360	51%
	10,474,056		6,295,629
LOSS FROM OPERATIONS	(1,753,730)		(2,180,815)

OTHER INCOME, NET	25,355		7,722

LOSS BEFORE INCOME TAXES	(1,728,375)	(20)%	(2,173,093)	(53)%

Income tax provision	-		-
NET LOSS	$(1,728,375)		$(2,173,093)

Percentages in the table reflect the percent of total revenues.

Total Net Revenues

Total net revenues during the three months ended June 30, 2018 were $8.7 million, an increase of $4.6 million, or 112% compared to the three months ended June 30, 2017. The increase in total net revenues was comprised of the following:

●
$4.0 million, or 137% increase in net product sales compared to the three months ended June 30, 2017, reflecting strong gains in Latin America and Africa, the latter including both ongoing growth and the Company’s initial shipment to Ethiopia, and

●
$0.6 million, or 52% increase in R&D milestone and grant, and license and royalty revenues compared to the three months ended June 30, 2017, reflecting the benefit of increased technology and scientific collaborations associated with our DPP® technology platform.

Gross Product Margin

Cost of product sales is primarily comprised of material, labor, manufacturing overhead, depreciation and amortization, and other operating expenses. Gross product margin is net product sales less cost of product sales, and gross margin percentage is gross margin as a percentage of net product sales.

Gross product margin during the three months ended June 30, 2018 increased by $0.2 million, or 34% compared to the three months ended June 30, 2017. The following schedule calculates gross margin from product sales:

	For the three months ended		Favorable/
	June 30, 2018	June 30, 2017	(unfavorable)	% Change
Net product sales	$6,857,861	$2,892,942	$3,964,919	137%
Less: Cost of product sales	(5,935,428)	(2,203,843)	(3,731,585)	(169)%
Gross Product Margin	$922,433	$689,099	$233,334	34%
Gross Product Margin %	13.5%	23.8%

The $0.2 million increase in gross product margin was comprised of the following:

●	$0.9 million from favorable net product sales volume as described above, and
●
offset by $0.7 million decrease from lower product margins, related to the sales growth in markets with lower average selling prices, coupled with inefficiencies incurred through the scaling of labor and production to deliver the 137% increase in net product sales volume.

The decrease in Gross Product Margin % is related to the same factors described above with respect to lower Gross Product Margin.

Research and Development

This category includes costs incurred for clinical & regulatory affairs and other research & development, as follows:

	For the three months ended
	June 30, 2018	June 30, 2017	Favorable/ (unfavorable)	% Change
Clinical & regulatory affairs	$199,844	$478,138	$278,294	58%
Other research & development	1,791,568	1,504,288	(287,280)	(19)%
Total Research and Development	$1,991,412	$1,982,426	$(8,986)	(1)%

The decrease in clinical & regulatory affairs costs for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 is primarily associated with decreased spending on the Company’s U.S. clinical trial evaluating its DPP® HIV-Syphilis System. The increase in other research & development costs is primarily associated with a higher R&D headcount and an increase in spending on materials & supplies, each corresponding with the growth in R&D milestone and grant revenue-related projects.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A”) includes administrative expenses, sales and marketing costs including commissions, and other corporate items.

The $0.4 million, or 21% increase in SG&A for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 is primarily associated with higher sales commissions and compensation expense related to the 137% increase in net product sales volume.

Other Income (Expense)

Other income (expense) is principally interest income earned on the Company's deposits, net of interest expense on the note payable. This increased on a net basis by approximately $17,600 for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

Six Months Ended June 30, 2018 versus Six Months Ended June 30, 2017

The results of operations for the six months ended June 30, 2018 and 2017 were as follows:

	June 30, 2018		June 30, 2017
TOTAL REVENUES	$16,437,458	100%	$10,439,980	100%

COSTS AND EXPENSES:
Cost of product sales	10,053,207	61%	5,423,057	52%
Research and development expenses	3,838,514	23%	4,228,998	41%
Selling, general and administrative expenses	4,953,785	30%	4,597,696	44%
	18,845,506		14,249,751
LOSS FROM OPERATIONS	(2,408,048)		(3,809,771)

OTHER INCOME, NET	27,330		21,104

LOSS BEFORE INCOME TAXES	(2,380,718)	(14)%	(3,788,667)	(36)%

Income tax provision	-		-
NET LOSS	$(2,380,718)		$(3,788,667)

Percentages in the table reflect the percent of total revenues.

Total Net Revenues

Total net revenues during the six months ended June 30, 2018 were $16.4 million, an increase of $6.0 million, or 57% compared to the six months ended June 30, 2017. The increase in total net revenues was comprised of the following:

●	$4.9 million, or 59% increase in net product sales compared to the six months ended June 30, 2018, reflecting increased sales to Latin America and Africa, and
●
$1.1 million, or 50% increase in Royalty and R&D milestone and grant revenues compared to the six months ended June 30, 2017, reflecting growing governmental, non-governmental, and commercial partnerships associated with our DPP® technology platform.

Gross Product Margin

Cost of product sales is primarily comprised of material, labor, manufacturing overhead, depreciation and amortization, and other operating expenses. Gross product margin is net product sales less cost of product sales, and gross margin percentage is gross product margin as a percentage of net product sales.

Gross product margin during the six months ended June 30, 2018 increased by $0.3 million, or 11.0% compared to the six months ended June 30, 2017 . The following schedule calculates gross product margin:

	For the six months ended
	June 30, 2018	June 30, 2017	Favorable/ (unfavorable)	% Change
Net product sales	$13,256,088	$8,320,314	$4,935,774	59%
Less: Cost of product sales	(10,053,207)	(5,423,057)	(4,630,150)	(85)%
Gross Product Margin	$3,202,881	$2,897,257	$305,624	11%
Gross Product Margin %	24.2%	34.8%

The $0.3 million increase in gross product margin was comprised of the following:

●	$1.7 million from favorable product sales volume as described above, and
●
offset by $1.4 million decrease from lower product margins, related to the sales growth in markets with lower average selling prices, coupled with inefficiencies incurred through the scaling of labor and production to deliver the 59% increase in net product sales volume.

The decrease in Gross Product Margin % is related to the same factors described above with respect to lower Gross Product Margin.

Research and Development

This category includes costs incurred for clinical & regulatory affairs and other research & development, as follows:

	For the six months ended
	June 30, 2018	June 30, 2017	Favorable/ (unfavorable)	% Change
Clinical & regulatory affairs	$684,079	$1,103,505	$419,426	38%
Other research & development	3,154,435	3,125,493	(28,942)	(1)%
Total Research and Development	$3,838,514	$4,228,998	$390,484	9%

Expenses for Clinical & Regulatory Affairs decreased by $0.4 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily related to a decrease in clinical trial expenses for the DPP® HIV-Syphilis System.

The $29,000 increase in other research & development costs is primarily associated with a higher R&D headcount and an increase in spending on materials & supplies, each corresponding with the growth in R&D milestone and grant revenue-related projects.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A”) includes administrative expenses, sales and marketing costs including commissions, and other corporate items.

The $0.4 million increase in SG&A for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, was associated with higher sales commissions, compensation expenses and travel expenses, offset by lower corporate expenses.

Other Income

Other income is principally interest income earned on the Company's deposits, net of interest expense on the note payable, which increased by approximately $6,000 for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, reflecting interest on funds raised in the 2018 public offering.

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

As of June 30, 2018, we had cash and cash equivalents of $9.5 million.

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

Acquisition

On January 9, 2017, Chembio acquired 100% of the equity interests of RVR Diagnostics Sdn Bhd, a Malaysia manufacturer and distributor of rapid medical assays, for $1.4 million in cash and for common shares with a value at closing of approximately $1.7 million. As further described in Note 2 – Acquisition to the audited consolidated financial statements contained herein, the acquisition was accounted for as a business combination, with the operating results of RVR Diagnostics included within the Company’s operating results from the date of acquisition. The Company financed the cash portion of the acquisition with funds raised in its 2016 public equity offering. After the acquisition, the Company changed the name RVR Diagnostics Sdn Bhd to Chembio Diagnostics Malaysia Sdn Bhd.

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

Cash Flows

As of June 30, 2018, the Company had cash and equivalents of $9.5 million and no outstanding debt except for a $0.4 million seller-financed note payable associated with automated manufacturing equipment.

	For the six months ended		Favorable/
	June 30, 2018	June 30, 2017	(unfavorable)	% Change

Net cash used in operating activities	$(5,077,668)	$(5,456,787)	$379,119	7%
Net cash used in investing activities	(250,147)	(1,405,894)	1,155,747	82%
Net cash provided by financing activities	11,006,266	-	11,006,266	100%
Effect of exchange rate changes on cash	37,029	-	37,029	100%
Increase (Decrease) in Cash and Cash Equivalents	$5,715,480	$(6,862,681)	$12,578,161	183%

The Company's cash flows for the six months ended June 30, 2018 increased by $12.6 million as compared to the six months ended June 30, 2017, primarily due to capital raised, offset by the use of cash to fund increases in accounts receivable and inventory, net of the benefit of supplier payment terms and cash collections for deferred revenue.

Cash used in operating activities during the six months ended June 30, 2018 was $5.1 million, primarily due to the $4.8 million increase in accounts receivable associated with the increase in total revenues, and the $2.4 million net loss during the six months ended June 30, 2018. In addition, inventories increased by $1.9 million to support higher sales volumes during the six months ended June 30, 2018 and build product for the Ethiopia HIV tender that began shipping during the second quarter of 2018. The $1.9 million increase in inventory was more than offset by a $3.0 million increase in accounts payable and accrued liabilities.

Cash used in investing activities of $0.3 million during the six months ended June 30, 2018 related to the purchase of manufacturing equipment and other fixed assets.

Cash provided by financing activities during the six months ended June 30, 2018, primarily relate to proceeds from an underwritten registered public offering. Please see the “Public Offering” section, above, for further information.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended.

Recent Developments

In July, 2018, the Company announced a collaboration with the Foundation for Innovative New Diagnostics (FIND) to expedite the feasibility testing of a rapid diagnostic test for hepatitis C virus (HCV). Chembio is one of three companies selected by FIND for HCV feasibility studies, and Chembio will use its patented DPP® technology platform for the testing of a rapid HCV core antigen assay.

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

The following listing is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States of America, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any viable alternative would not produce a materially different result. There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2018, except for those changes pertaining to our adoption of ASC 606, Revenue Recognition.

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

All contracts related to R&D, milestone and grants revenues are evaluated under the five-step model described above. For certain contracts, we recognize revenue from R&D, milestone and grant revenues when earned.  Grants are invoiced after expenses are incurred, as that is the depiction of the timing of the transfer of services. Performance obligations generally follow the major phases of product development processes: design feasibility & planning, product development & design optimization, design verification, design validation & process validation, and pivotal studies. Further details regarding revenue recognition are document at Note 3(b) – Summary of Significant Accounting Policies: Revenue Recognition to the Unaudited Condensed Consolidated Financial Statements.

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

Inventories

Inventories are stated at the lower of cost and net realizable value, using the first-in, first-out method (FIFO) to determine cost.  Our policy is to periodically evaluate the market value of the inventory and the stage of product life cycle, and record a reserve for any inventory considered slow moving or obsolete. For example, each additional 1% of obsolete inventory would reduce such inventory by approximately $63,000.

Accounts Receivable

Our policy is to review our accounts receivable on a periodic basis, no less frequently than monthly. On a quarterly basis an analysis is made of the adequacy of our allowance for doubtful accounts and adjustments are made accordingly. The current allowance is approximately 1% of accounts receivable. For example, each additional 1% of accounts receivable that becomes uncollectible would reduce such balance of accounts receivable by approximately $69,000.

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

The Guidance also requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  A review of all available positive and negative evidence needs to be considered, including a company’s current and past performance, the market environment in which the company operates, length of carryback and carryforward periods and existing contracts that will result in future profits. The Company believes that it is more likely than not that it will not be able to utilize its net operating loss carryforwards and maintains a full valuation allowance. The Company maintains a full valuation allowance on research and development tax credits.

The Guidance also prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the consolidated financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction.

Recently Issued Accounting Pronouncements

The information concerning recently issued accounting pronouncements contained in Note 3 – Summary of Significant Accounting Policies, to the unaudited, condensed consolidated financial statements included in Part 1, Item 1 of this report is incorporated herein by reference.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company does not hold any amounts of derivative financial instruments or derivative commodity instruments and, accordingly, has no material derivative risk to report under this Item. As of June 30, 2018, the Company did not have any foreign currency exchange contracts nor purchase currency options to hedge local currency cash flows.

We are exposed to market risks from changes in currency exchange rates and certain commodity prices. All sales from our U.S. subsidiary, regardless of the customer location, are denominated in U.S. dollars. Sales denominated in foreign currencies are associated with a portion of the sales from our subsidiary, Chembio Diagnostics Malaysia, and comprised approximately 5% of our total revenues for the six months ended June 30, 2018.

ITEM 4.	CONTROLS AND PROCEDURES

(a)
Disclosure Controls and Procedures. Under the supervision and with the participation of our senior management, consisting of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that as of June 30, 2018 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our Exchange Act reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following are updated risk factors to be included in Item 1A., entitled “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2017:

Doing Business with and in Foreign Countries Increases Our Risks and Exposes Our Business to Geopolitical, International and Other Challenges.

Doing business in and with foreign countries could adversely affect the performance of our business and/or cause us to incur substantially increased costs. Factors that could adversely affect our business and costs include: (i) the U.S. government, other governments, or international organizations imposing additional sanctions that could restrict us from doing business directly or indirectly in or with certain countries or parties; (ii) uncertainty in the application of foreign laws, the interpretation of contracts with foreign parties, and import/export licensing requirements; (iii) cultural and political differences that favor local competitors or make it difficult to effectively market, sell and gain acceptance of our products; (iv) exchange rates, currency fluctuations, extended payment terms and dependence on international distributors or representatives; (v) trade protection measures, tariffs and other barriers (vi) our inability to obtain or maintain regulatory approvals or registrations for our products; (vii) economic conditions, political instability, the absence of available funding sources, terrorism, civil unrest, war and natural disasters in foreign countries; (viii) reduced protection for, or enforcement of, our patents and other intellectual property rights in foreign countries; (ix) our inability to identify international distributors and negotiate acceptable terms for distribution agreements; and (x) restrictions on our ability to repatriate investments and earnings from foreign operations.

Economic, cultural and political conditions and foreign regulatory requirements may slow or prevent the manufacture of our products in countries other than the United States or the supply of our products manufactured in the United States to customers in other countries. Interruption of the supply of our products could reduce revenues or cause us to incur significant additional expenses in finding an alternative source of supply. Foreign currency fluctuations and economic conditions in foreign countries could also increase the costs of manufacturing our products in foreign countries.

Changes in U.S. Trade Policy, Including the Imposition of Tariffs and the Resulting Consequences, may have a Material Adverse Impact on our Business and Results of Operations.

The U.S. government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. It has also initiated or is considering the imposition of tariffs on certain foreign products. Changes in U.S. trade policy have resulted in, and could continue to result in, one or more of U.S. trading partners adopting responsive trade policy making it more difficult or costly for us to export our products to those countries. These measures could also result in increased costs for goods imported into the United States. This in turn could require us to increase prices to our customers which may reduce demand, or, if we are unable to increase prices, result in lowering our margin on products sold.

There is also a concern that the imposition of additional tariffs by the United States could result in the adoption of tariffs by other countries. The resulting trade war could have a significant adverse effect on world trade and the world economy. To the extent that trade tariffs and other restrictions imposed by the United States increase the price of, or limit the amount of, raw materials imported into the United States, the costs of our raw materials may be adversely affected and the demand from our customers for products and services may be diminished, which could adversely affect our revenues and profitability.

We cannot predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business. The adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs or trade agreements or policies has the potential to adversely impact demand for our products, our costs, our customers, our suppliers, and the U.S. economy, which in turn could adversely impact our business, financial condition and results of operations.

ITEM 6.	EXHIBITS

EXHIBITS INDEX

Number	Description

3.1	Articles of Incorporation, as amended. (1)

3.2	Bylaws and Bylaw Amendments. (2)

3.3	Certificate of Designation of Series D Preferred Stock (13)

4.1	2008 Stock Incentive Plan, as amended. (3)

4.2	Form of Option, for 2008 Stock Incentive Plan (4)

4.3	2014 Stock Incentive Plan (5)

4.4	Form of Option, for 2014 Stock Incentive Plan (6)

4.5	Rights Agreement, dated as of March 8, 2016 (7)

4.6	Form of Warrant under Rights Agreement (to be filed by amendment)

10.1*	Employment Agreement dated effective as of March 13, 2017 with John J. Sperzel III (15)

10.2*	Employment Agreement dated effective March 5, 2016 with Javan Esfandiari (8)

10.3*	Employment Agreement dated effective December 18, 2017 with Neil Goldman (17)

10.4	HIV Barrel License, Marketing and Distribution Agreement, dated as of September 29, 2006, by and among the Registrant, Alere and StatSure. (10)

10.5	HIV Cassette License, Marketing and Distribution Agreement, dated as of September 29, 2006, between the Registrant and Alere. (10)

10.6	Non-Exclusive License, Marketing and Distribution Agreement, dated as of September 29, 2006, between the Registrant and Alere. (10)

10.7	Joint HIV Barrel Product Commercialization Agreement, dated as of September 29, 2006, between the Registrant and StatSure. (10)

10.8	2015 Omnibus Agreement (11)

10.9	Amended And Restated Stock Purchase Agreement, dated as of December 7, 2016, by and among Chembio Diagnostics, Inc., RVR Diagnostics Sdn Bhd, Avijit Roy and Magentiren Vajuram (14)

10.10	Underwriting Agreement, dated February 9, 2018, by and between the Registrant and Craig-Hallum Capital Group LLC (17)

14.1	Ethics Policy (12)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

Footnotes to Exhibits Index

1	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 29, 2010.

2
Incorporated by reference to the Registrant’s registration statement on Form SB-2 (File No. 333-85787) filed with the Commission on August 23, 1999 and the Registrant’s Forms 8-K filed on May 14, 2004, December 20, 2007and April 18, 2008.

3	Incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A filed with the Commission on August 3, 2012.

4	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 8, 2014.

5	Incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A filed with the Commission on April 29, 2014.

6	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 7, 2014.

7	Incorporated by reference to the Registrant’s registration statement on Form 8-A filed with the Commission on April 7, 2016.

8	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on March 14, 2016.

9	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on June 27, 2017.

10	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on October 5, 2006.

11	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 5, 2015.

12	Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB filed with the Commission on March 30, 2006.

13	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on April 7, 2016.

14	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on January 10, 2017.

15	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 9, 2017.

16	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2018.

17	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 8, 2018.

(*)	An asterisk (*) beside an exhibit number indicates the exhibit contains a management contract, compensatory plan or arrangement which is required to be identified in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chembio Diagnostics, Inc.

Date:	August 8, 2018	By:/s/ John J. Sperzel III
John J. Sperzel III
Chief Executive Officer (Principal Executive Officer)

Date:	August 8, 2018	By: /s / Neil A. Goldman
Neil A. Goldman
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)