Form 10-Q
period 2019-03-31
CHEMBIO DIAGNOSTICS, INC.
filed 2019-05-02
CIK 1092662

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2019

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ______ to ________

000-30379
(Commission File Number)

Chembio Diagnostics, Inc.
(Exact name of registrant as specified in its charter)

Nevada	88-0425691
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

555 Wireless Blvd.
Hauppauge, NY 11788
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	CEMI	The NASDAQ Stock Market LLC

As of April 25, 2019, the Registrant had 17,166,459 shares outstanding of its common stock, $.01 par value.

Quarterly Report on Form 10-Q
For The Quarterly Period Ended
March 31, 2019

Chembio Diagnostics, Inc.

Unless the context requires otherwise, the words ‘‘we,’’ ‘‘our,’’ ‘‘our company,’’ ‘‘us,’’ ‘‘Chembio,’’ and similar terms refer to Chembio Diagnostics, Inc. and its consolidated subsidiaries.

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

PART I
Item 1.	FINANCIAL STATEMENTS

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$7,370,678	$12,524,551
Accounts receivable, net of allowance for doubtful accounts of $ 42,000 at March 31, 2019 and December 31, 2018	7,717,865	7,373,971
Inventories, net	9,855,824	7,851,222
Prepaid expenses and other current assets	2,242,264	702,010
TOTAL CURRENT ASSETS	27,186,631	28,451,754

FIXED ASSETS:
Property, plant and equipment, net	3,204,543	2,873,920
Operating lease right-of-use asset	5,807,458	-
	9,012,001	2,873,920

OTHER ASSETS:
Intangible assets, net	3,772,226	3,884,831
Goodwill	4,854,946	4,983,127
Deposits and other assets	770,653	717,551
	9,397,825	9,585,509

TOTAL ASSETS	$45,596,457	$40,911,183

- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$6,373,927	$5,888,681
Deferred revenue	200,000	422,905
Current portion of operating lease liability	514,118	-
Current portion of note payable	207,694	207,694
TOTAL CURRENT LIABILITIES	7,295,739	6,519,280

OTHER LIABILITIES:
Note payable	141,508	171,821
Operating lease liability	6,466,603	-
Deferred tax liability	631,673	892,308

TOTAL LIABILITIES	14,535,523	7,583,409

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY:
Preferred stock - 10,000,000 shares authorized; none outstanding	-	-
Common stock - $.01 par value; 100,000,000 shares authorized; 17,166,459 shares issued and outstanding at March 31, 2019 and December 31, 2018	171,664	171,664
Additional paid-in capital	91,301,295	90,953,788
Accumulated deficit	(60,726,407)	(57,909,874)
Accumulated other comprehensive income	314,382	112,196
TOTAL STOCKHOLDERS’ EQUITY	31,060,934	33,327,774

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$45,596,457	$40,911,183

See accompanying notes to condensed consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	March 31, 2019	March 31, 2018
REVENUES:
Net product sales	$6,382,986	$6,398,227
License and royalty revenue	216,191	201,931
R&D and grant revenue	1,701,789	1,116,974
TOTAL REVENUES	8,300,966	7,717,132

COSTS AND EXPENSES:
Cost of product sales	4,770,337	4,117,779
Research and development expenses	2,217,632	1,847,102
Selling, general and administrative expenses	4,013,071	2,406,569
Acquisition costs	395,612	-
	11,396,652	8,371,450
LOSS FROM OPERATIONS	(3,095,686)	(654,318)

OTHER INCOME:
Interest income, net	6,684	1,975

LOSS BEFORE INCOME TAXES	(3,089,002)	(652,343)

Income tax provision (benefit)	(272,469)	-

NET LOSS	$(2,816,533)	$(652,343)

Basic loss per share	$(0.16)	$(0.05)

Diluted loss per share	$(0.16)	$(0.05)

Weighted average number of shares outstanding, basic	17,166,459	13,267,246

Weighted average number of shares outstanding, diluted	17,166,459	13,267,246

See accompanying notes to condensed consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	For the three months ended
	March 31, 2019	March 31, 2018
Net loss	$(2,816,533)	$(652,343)
Other comprehensive income (loss):
Foreign currency translation adjustments	202,186	252,298
Comprehensive loss	$(2,614,347)	$(400,045)

See accompanying notes to condensed consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	For the three months ended March 31, 2019
	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	AOCI	Total
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2018	17,166,459	$171,664	$90,953,788	$(57,909,874)	$112,196	$33,327,774

Common Stock:
Restricted stock compensation	-	-	281,248	-	-	281,248

Options:
Stock option compensation	-	-	66,259	-	-	66,259

Foreign currency translation adjustments	-	-	-	-	202,186	202,186

Net loss	-	-	-	(2,816,533)	-	(2,816,533)

Balance at March 31, 2019	17,166,459	$171,664	$91,301,295	$(60,726,407)	$314,382	$31,060,934

	For the three months ended March 31, 2018
	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	AOCI	Total
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2017	12,318,570	$123,185	$62,821,288	$(50,044,225)	$178,948	$13,079,196

Common Stock:
New stock from offering	1,783,760	17,838	10,916,514	-	-	10,934,352

Options:
Exercised	60,372	604	71,309	-	-	71,913
Stock option compensation	-	-	97,250	-	-	97,250

Foreign currency translation adjustments	-	-	-	-	252,298	252,298

Net loss	-	-	-	(652,343)	-	(652,343)

Balance at March 31, 2018	14,162,702	$141,627	$73,906,361	$(50,696,568)	$431,246	$23,782,666

See accompanying notes to condensed consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
(Unaudited)

	March 31, 2019	March 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers and grants	$7,869,167	$6,039,385
Cash paid to suppliers and employees	(12,349,126)	(8,358,631)
Cash paid for operating leases	(281,603)	-
Interest received, net	6,684	1,975
Net cash used in operating activities	(4,754,878)	(2,317,271)

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent application costs	(45,176)	-
Acquisition of and deposits on fixed assets	(532,296)	(41,530)
Net cash used in investing activities	(577,472)	(41,530)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from option exercises	-	71,914
Payments on note payable	(29,930)	-
Proceeds from sale of common stock, net	-	10,934,352
Net cash (used in) provided by financing activities	(29,930)	11,006,266

Effect of exchange rate changes on cash	208,407	19,771
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,153,873)	8,667,236
Cash and cash equivalents - beginning of the period	12,524,551	3,790,302

Cash and cash equivalents - end of the period	$7,370,678	$12,457,538

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:

Net loss	$(2,816,533)	$(652,343)
Adjustments:
Depreciation and amortization	355,468	222,955
Share based compensation	347,507	97,250
Provision for (benefit from) deferred tax liability	(272,469)	-
Changes in assets and liabilities:
Accounts receivable	(208,894)	(1,727,747)
Inventories	(1,992,906)	(1,378,732)
Prepaid expenses and other current assets	(366,990)	(282,003)
Deposits and other assets	(62,402)	67,542
Accounts payable and accrued liabilities	485,246	1,285,807
Deferred revenue	(222,905)	50,000
Net cash used in operating activities	$(4,754,878)	$(2,317,271)

Supplemental disclosures for non-cash investing and financing activities:
Deposits on manufacturing equipment transferred to fixed assets	$-	$58,495
Additions to right-of-use assets and deferred rent obtained from new operating lease liabilities	6,980,721	-
Measurement period acquisition adjustment to accounts receivable	135,000	-

See accompanying notes to condensed consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
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

As a result of the consideration paid exceeding the preliminary fair value of the net assets acquired, goodwill in the amount of $3,337,000 was recorded in connection with this acquisition, none of which will be deductible for tax purposes. In addition, the Company recorded $2,260,000 in intangible assets associated with the addition of opTricon’s developed technology and customer base. During the three months ended March 31, 2019, the Company reduced Goodwill by $135,000 related to routine post-closing adjustments. The Consolidated Statements of Operations for the three months ended March 31, 2019 include $395,612 of transaction costs related to the opTricon acquisition.

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

The preceding (a) condensed consolidated balance sheet as of December 31, 2018, which has been derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements as of March 31, 2019 and for the three-month periods ended March 31, 2019 and 2018 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, previously filed with the SEC on March 18, 2019.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s condensed consolidated financial position as of March 31, 2019 and, its condensed consolidated results of operations for the three-month periods ended March 31, 2019 and 2018 have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

b)	Revenue Recognition:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued converged guidance on recognizing revenue in contracts with customers, Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The intent of the new standard is to improve financial reporting and comparability of revenue globally. The core principle of the standard is for a company to recognize revenue in a manner that depicts the transfer of goods or services to customers in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of the time value of money in the transaction price, and in certain circumstances, allowing estimates of variable consideration to be recognized before contingencies are resolved. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers.

The new revenue standards became effective for the Company on January 1, 2018 and were adopted using the modified retrospective method. The adoption of the new revenue standards as of January 1, 2018 did not change the Company’s revenue recognition as its revenues continue to be recognized when the customer takes control of its product. As the Company did not identify any material accounting changes that impacted the amount of reported revenues with respect to its product revenue, license and royalty revenue, and research and development (“R&D”) and grant revenues, no adjustment to retained earnings was required upon adoption.

The Company adopted the standards for contracts that were not completed at the date of initial application (January 1, 2018).

Under the new revenue standards, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. The Company recognizes revenues following the five-step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) the Company satisfies the performance obligations.

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

R&D and grant revenue

All such contracts are evaluated under the five-step model described above. For certain contracts that represent grants where the funder does not meet the definition of a customer, the Company recognizes revenue when earned in accordance with ASU No. 2018-08, Not-for-Profit Entities (Topic 958): Clarifying the Scope and Accounting Guidance for Contributions Received and Contributions Made. Such contracts are further described under Disaggregation of Revenue, below. Grants are invoiced and revenue is recognized as expenses are incurred as that is the depiction of the timing of the transfer of services. Performance obligations generally follow the major phases of product development processes: design feasibility & planning, product development & design optimization, design verification, design validation & process validation, and pivotal studies.

Disaggregation of Revenue

The following tables disaggregate Total Revenues.

	For the three months ended March 31, 2019			For the three months ended March 31, 2018
	Exchange Transactions	Non-Exchange Transactions	Total	Exchange Transactions	Non-Exchange Transactions	Total
Net product sales	6,382,986	-	6,382,986	$6,398,227	$-	$6,398,227
License and royalty revenue	216,191	-	216,191	201,931	-	201,931
R&D and grant revenue	773,066	928,723	1,701,789	612,155	504,819	1,116,974
	7,372,243	928,723	8,300,966	$7,212,313	$504,819	$7,717,132

			Total			Total
Africa			$2,416,300			$1,638,530
Asia			121,098			967,574
Europe & Middle East			2,143,221			983,876
Latin America			1,072,066			2,689,893
United States			2,548,281			1,437,259
			$8,300,966			$7,717,132

Exchange transactions are recognized in accordance with ASC 606, while non-exchange transactions are recognized in accordance with ASC 985.

Contract Liabilities

Deferred revenue relates to payments received in advance of performance under the contract. Deferred revenue is recognized as revenue as (or when) the Company performs under the contract.  At December 31, 2018, the Company reported $422,905 in deferred revenue of which $422,905 was earned and recognized as R&D and grant revenue during the three months ended March 31, 2019. At March 31, 2019, the Company reported $200,000 in deferred revenue that is expected to be recognized during the second quarter of 2019.

c)	Inventories

Inventories consist of the following at:

	March 31, 2019	December 31, 2018
Raw materials	$3,596,884	$2,803,677
Work in process	632,897	263,043
Finished goods	5,626,043	4,784,502
	$9,855,824	$7,851,222

Inventories, consisting of material, labor and manufacturing overhead, are stated at the lower of cost and net realizable value. Cost is determined on the first-in, first-out method. The Company’s policy is to periodically evaluate the market value of the inventory and the stage of product life cycle, and record a write-down for any inventory considered slow moving or obsolete. There were reserves against inventory of approximately $67,000  and $78,000 as of March 31, 2019 and December 31, 2018, respectively.

d)	Loss Per Share:

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period including outstanding restricted stock that by its terms is includible in the calculation. Diluted loss per share for the three-month periods ended March 31, 2019 and 2018 reflects the potential dilution from the exercise or conversion of other securities into common stock, if dilutive.

There were 705,301 and 732,199 weighted-average number of options outstanding as of March 31, 2019 and 2018, respectively, that were not included in the calculation of diluted per common share equivalents for the three months ended March 31, 2019 and 2018 respectively, because the effect would have been anti-dilutive.

e)	Stock Incentive Plan:

Effective June 3, 2008, the Company’s stockholders voted to approve the 2008 Stock Incentive Plan (“SIP”), with 625,000 shares of common stock available to be issued.  At the Annual Stockholder Meeting on September 22, 2011 the Company’s stockholders voted to approve an increase to the shares of common stock issuable under the SIP by 125,000 to 750,000.  Under the terms of the SIP, which expired during 2018, the Board of Directors or its Compensation Committee had the discretion to select the persons to whom awards were to be granted. Awards could be stock options, restricted stock and/or restricted stock units (“Equity Award Units”).  The awards became vested at such times and under such conditions as determined by the Board or its Compensation Committee.  Cumulatively through March 31, 2019, there were 508,889 options exercised, and at March 31, 2019, 99,132 options were outstanding and no Equity Award Units were available to be issued under the SIP.

Effective June 19, 2014, the Company’s stockholders voted to approve the 2014 Stock Incentive Plan (“SIP14”), with 800,000 shares of common stock available to be issued.  Under the terms of the SIP14, the Board or its Compensation Committee has the discretion to select the persons to whom awards are to be granted.  Awards can be in the form of Equity Award Units.  The awards vest at such times and under such conditions as determined by the Board or its Compensation Committee.  Cumulatively through March 31, 2019, there were 85,407 options exercised, and at March 31, 2019, 390,968 options were outstanding and 21,061 Equity Award Units were still available to be issued under the SIP14. During 2018, 266,839 shares of restricted stock and 20,725 restricted stock units were awarded under SIP14.

f)	Stock-Based Compensation:

The fair value of restricted stock and restricted stock unit awards are their fair value on the date of grant. Stock-based compensation expense for stock options is calculated using the Black-Scholes valuation model based on awards ultimately expected to vest, together with the fair value of restricted stock and restricted stock unit awards, are reduced for actual forfeitures and expensed on a straight-line basis over the requisite service period of the grant.

Stock option compensation expense in each of the periods presented represents the estimated fair value of unvested, outstanding options, amortized on a straight-line basis over the requisite vesting periods of the entire awards.

Stock-based compensation expense recognized in the condensed consolidated statements of operations was classified as follows:

	For the three months ended
	March 31, 2019	March 31, 2018
Cost of product sales	$3,491	$8,150
Research and development expenses	59,846	11,920
Selling, general and administrative expenses	284,170	77,180
	$347,507	$97,250

The weighted-average assumptions made in calculating the fair values of options are as follows:

For the three months ended
	March 31, 2019	March 31, 2018
Expected term (in years)	N/A	N/A
Expected volatility
Expected dividend yield
Risk-free interest rate

The following table provides stock option activity for the three months ended March 31, 2019:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	711,968	$5.62	3.33 years	$687,364

Granted	-	-		-
Exercised	-	-		-
Forfeited/expired/cancelled	15,000	5.68		30,286
Outstanding at March 31, 2019	696,968	$5.62	3.08 years	$647,586
Exercisable at March 31, 2019	466,509	$4.62	2.34 years	$643,918

The following table summarizes information about stock options outstanding at March 31, 2019:

	Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Average Remaining Contract Term (Year)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
1 to 2.79999	-	-	$-	$-	-	$-	$-
2.8 to 4.59999	304,343	1.65	3.45	639,418	304,343	3.45	639,418
4.6 to 6.39999	137,875	3.20	5.87	8,168	77,750	5.87	4,500
6.4 to 8.19999	207,875	4.81	7.31	-	75,041	7.21	-
8.2 to 12	46,875	4.36	11.45	-	9,375	11.45	-
Total	696,968	3.08	$5.62	$647,586	466,509	$4.62	$643,918

As of March 31, 2019, there was $630,345 of net unrecognized compensation cost related to stock options that are not vested, which is expected to be recognized over a weighted average period of approximately 2.27 years. The total fair value of shares vested during the three-month periods ended March 31, 2019 and 2018 was $204,567 and $333,845, respectively.

The following table summarizes information about restricted stock and restricted stock units outstanding as of March 31, 2019:

	Number of Shares & Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	287,564	$9.65

Granted	-	-
Earned/released	-	-
Forfeited/expired/cancelled	-	-
Outstanding at March 31, 2019	287,564	$9.65

As of March 31, 2019, there was $1,387,496 of net unrecognized compensation cost related to restricted stock and restricted stock units that are not vested, which is expected to be recognized over a weighted average period of approximately 2.3 years.

g)	Geographic Information and Economic Dependency

The Company produces only one group of similar products known collectively as “rapid medical tests”, and it operates in a single business segment. Net product sales by geographic area were as follows:

	For the three months ended
	March 31, 2019	March 31, 2018
Africa	$2,416,300	$1,638,530
Asia	121,098	967,574
Europe & Middle East	1,178,025	392,070
Latin America	1,072,066	2,689,893
United States	1,595,497	710,160
	$6,382,986	$6,398,227

Long-lived assets by geographic area are as follows:

	For the three months ended
	March 31, 2019	December 31, 2018
Asia	$503,327	$466,185
Europe & Middle East	111,067	123,752
United States	2,590,149	2,283,983
	$3,204,543	$2,873,920

h)	Fair Value of Financial Instruments:

The carrying value for cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value due to the immediate or short-term maturity of these financial instruments. Included in cash and cash equivalents is $4.7 million and $4.7 million as of March 31, 2019 and December 31, 2018, respectively, of money market funds that are Level 1 fair value measurements under the hierarchy. The fair value of the Company’s notes payable approximates the recorded value as the rate is based upon the current rates offered to the Company for similar financial instruments.

Fair value measurements of all financial assets and liabilities that are being measured and reported on a fair value basis are required to be classified and disclosed in one of the following three categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2:	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and,

Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

i)	Accounts Payable and Accrued Liabilities:

Accounts payable and accrued liabilities consist of:

	March 31, 2019	December 31, 2018
Accounts payable – suppliers	$4,226,625	$3,622,765
Accrued commissions	510,303	588,131
Accrued royalties / license fees	221,556	279,213
Accrued payroll	293,009	48,867
Accrued vacation	356,464	264,789
Accrued bonuses	236,785	494,318
Accrued expenses – other	529,185	590,598
TOTAL	$6,373,927	$5,888,681

j)	Goodwill Long-Lived Assets and Intangible Assets:

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

Following is a table that reflects changes in Goodwill:

Beginning balance December 31, 2018	$4,983,127
opTricon measurement period adjustment	(135,000)
Change in foreign currency exchange rate	6,819
Balance at March 31, 2019	$4,854,946

Intangible assets consist of the following at:

	March 31, 2019				December 31, 2018
	Weighted Average Useful Life	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Intellectual property	10	$1,135,164	$203,121	$932,043	$1,089,688	$173,633	$916,055
Developed technology	7	1,900,015	76,614	1,823,401	1,910,315	-	1,910,315
Customer contracts/relationships	10	1,113,640	182,940	930,700	1,121,600	151,929	969,671
Trade names	11	108,521	22,439	86,082	108,521	19,731	88,790
		$4,257,340	$485,114	$3,772,226	$4,230,124	$345,293	$3,884,831

Intellectual property, developed technology, customer contracts/relationships, and trade names are amortized over 10, 7, 10, and 11 years, respectively. Amortization expense for the three months ended March 31, 2019 and 2018 was approximately $139,000 and $45,000, respectively. Amortization expense, subject to changes in currency exchange rates, is expected to be $496,512 per year from 2019 through 2023, and total $1,402,271 for all of the years thereafter.

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

No impairment of goodwill, long-lived tangible, and intangible assets was recorded for the three months ended March 31, 2019 and 2018.

k)	Taxes:

At the end of each interim reporting period, the Company estimates its effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis, and may change in subsequent interim periods. Accordingly, the Company’s effective tax benefit for the three-month period ended March 31, 2019 was 8.8%, compared to the effective tax rate of 0.0% for the three-month period ended March 31, 2018. The Company’s effective tax rates for both periods were affected primarily by a full valuation allowance on domestic net deferred tax assets and the benefit from foreign net operating losses.

l)	Research and Development:

R&D costs are expensed as incurred. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

m)	Allowance for Doubtful Accounts:

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

n)	Acquisition Costs:

Acquisition costs include period expenses, primarily professional services, related to acquisition activities.

o)	Foreign Currency Translation:

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

p)	Recent Accounting Pronouncements Affecting the Company:

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 requires the entity to recognize the assets and liabilities for the rights and obligations created by leased assets. Leases are to be classified as either finance or operating, with classification affecting expense recognition in the income statement. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provide supplemental adoption guidance and clarification to ASU No. 2016-02 must be adopted concurrently with the adoption of ASU No. 2016-02, and which are cumulatively referred to as “Topic 842”. Topic 842 was effective for the Company in the first quarter of 2019, and is to be applied using either a modified retrospective approach or an optional transition method, which allows an entity to apply the new standard at the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.
As further discussed at Footnote 5(e) - Leases, the Company adopted Topic 842 on January 1, 2019 under the optional transition method and elected the short-term lease exception and available practical expedients. Under the transition method, the Company did not adjust its comparative period financial information or make the new required lease disclosures for periods before the effective date.

NOTE 4 — STOCKHOLDERS’ EQUITY:

No options were exercised during the first quarter of 2019. During the first quarter of 2018, options to purchase 119,947 shares of the Company’s common stock were exercised on a cashless basis into 60,372 shares of common stock at an exercise price of $4.71 by the option holder surrendering options and shares of common stock already owned as payment of the exercise price.

NOTE 5 — COMMITMENTS, CONTINGENCIES, AND CONCENTRATIONS:

a)	Concentrations:

The following table discloses product sales the Company had to each customer that purchased in excess of 10% of the Company’s net product sales for the periods indicated:

	For the three months ended				Accounts Receivable as of
	March 31, 2019		March 31, 2018		March 31, 2019	March 31, 2018
	Sales	% of Sales	Sales	% of Sales
Customer 1	$1,833,590	29%	$2,409,758	38%	$2,867,414	$1,189,232
Customer 2	*	*	839,399	13%	*	438,869
Customer 3	*	*	801,625	13%	-	-

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

The following table discloses purchases the Company made from each vendor that sold to the Company in excess of 10% of the Company’s total purchases for the periods indicated:

	For the three months ended					Accounts Payable as of
	March 31, 2019			March 31, 2018		March 31, 2019		March 31, 2018
	Purchases		% of Purc.	Purchases	% of Purc.
Vendor 1	$	*	*	$469,357	16%	$	*	$163,538
Vendor 2		*	*	335,105	11%		*	-

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

The Company has multi-year contracts with two key employees that call for salaries presently aggregating $820,000 per year. The contracts expire in March 2020 and December 2021. The following table is a schedule of future minimum salary commitments as of March 31, 2019:

2019	$615,000
2020	478,750
2021	365,000

d)	Pension Plan:

The Company has a 401(k) plan established for its employees whereby it matches 40% of the first 5% of salary (or up to 2% of salary) that an employee contributes to the plan. Matching contribution expenses totaled $24,030 and $23,264 for the three months ended March 31, 2019 and 2018, respectively.

e)	Leases:

Chembio’s leases have historically been limited to its facilities in New York, Germany, and Malaysia. As of March 31, 2019, the Company has entered into five leases. One of the leases is subject to a sublease for the remainder of its term, as further described, below.

The Company’s leases generally include optional renewal periods. Upon entering into a new lease, we evaluate the leasehold improvements and regulatory requirements related to our operations in that location. To the extent that the initial lease term of the related lease is less than the useful life of the leasehold improvements and potential regulatory costs associated with moving the facility, we conclude that it is reasonably certain that a renewal option will be exercised, and thus that renewal period is included in the lease term, and the related payments are reflected in the right-of-use (“ROU”) asset and lease liability.

The Company’s leases generally include fixed rental payments with defined annual increases. While certain of the Company’s leases are gross leases, the majority of the Company’s leases are net leases in which we make separate payments to the lessor based on the lessor’s property and casualty insurance costs, the property taxes assessed on the property, and a portion of the common area maintenance where applicable. The Company has elected the practical expedient not to separate lease and nonlease components for all of the Company’s facility leases. The Company has also elected the practical expedient for short-term lease exception for all of our facility leases.

All leases are operating leases. During the three months ended March 31, 2019, the Company recognized $281,603 rent expense associated with the Company’s leases. Of that amount, $83,232, $31,552, and $166,819 have been classified in Cost of product sales, Research and development expenses, and Selling, general and administrative expenses, respectively. During the three months ended March 31, 2019, the Company had $281,603 and $0 of cash and non-cash activities, respectively, associated with its leases. During the three months ended March 31, 2018, the Company recognized $152,237 of rent expense associated with the Company’s leases. Of that amount, $128,063, $14,195, and $9,979 have been classified in Cost of product sales, Research and development expenses, and Selling, general and administrative expenses, respectively.

As of March 31, 2019, the deferred rent component of ROU assets totaling $1,173,263 was classified in Prepaid expenses and other current assets.

During the three months ended March 31, 2019, the Company executed an operating sublease related to its former Holbrook, NY facility. The sublease runs conterminously with the base lease in Holbrook, for which the Company remains primarily responsible.

The interest rates implicit in each of the leases are not readily determinable, and the Company does not have an established incremental borrowing rate as its only debt is a seller-financed note for manufacturing equipment. Therefore, the Company used an interest rate based on the marketplace for public debt. The weighted-average discount rate associated with operating leases as of March 31, 2019 is 8.84%.

As of March 31, 2019, the weighted-average lease term for all operating leases is 10 years. The future payments due under operating leases as of March 31, 2019 are as follows:

Amount
Due in 2019	$474,150
2020	813,444
2021	998,071
2022	1,026,044
2023 and thereafter	7,803,847
11,115,556
Less: effects of discounting	(4,134,835)
Lease liabilities recognized	$6,980,721

As previously disclosed in our 2018 Annual Report on Form 10-K, and under the previous lease accounting standard, future minimum lease payments for operating leases having initial or remaining non-cancellable lease terms in excess of one year would have been as follows for the years ending December 31,

2019	$384,308
2020	88,576
2021	-
$472,884

f)	Litigation:

From time to time, the Company is involved in certain legal actions arising in the ordinary course of business. The outcomes of such actions, either individually or in the aggregate, are not expected to have a material adverse effect on the Company’s future financial position or results of operations.

NOTE 6 — NOTE PAYABLE:

In September 2017, the Company entered into an agreement with an equipment vendor to purchase automated assembly equipment for approximately $660,000. The terms call for prepayments of 30% down, 60% at time of factory acceptance testing and 10% after delivery.  The vendor agreed to lend the Company 15%, 40%, and 10% of each originally scheduled payment, respectively.  The Company paid interest at an annual rate of 12% until delivery.  Beginning in September 2018, the Company began making monthly payments of principal and interest of approximately $20,150, at an annual rate of 12% over a twenty-four month period.

NOTE 7 — DEFERRED RESEARCH AND DEVELOPMENT REVENUE:

The Company recognizes income from R&D milestones when those milestones are reached and non-milestone contracts and grants when earned.  These projects are invoiced after expenses are incurred. Any projects or grants funded in advance are deferred until earned. As of March 31, 2019 and December 31, 2018, there were $200,000 and $422,905 unearned advanced revenues, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, or our Annual Report. The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in the section titled “Item 1A. Risk Factors” in Part I of our Annual Report. The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period.

Our management’s discussion and analysis of financial condition and results of operations is intended to help you understand the business operations and financial condition of the Company as of March 31, 2019, and for the three months ended March 31, 2019. This discussion should be read in conjunction with Item 1. Financial Statements.

The following discussion is presented in six sections:

●	Executive Overview
●	Consolidated Results of Operations
●	Liquidity and Capital Resources
●	Recent Developments
●	Significant Accounting Policies and Critical Accounting Estimates
●	Recently Issued Accounting Pronouncements

Executive Overview

Our Business

Through our wholly owned subsidiaries, Chembio Diagnostic Systems Inc., Chembio Diagnostics Malaysia Sdn Bhd and Chembio Diagnostics GmbH, we develop, manufacture and commercialize point-of-care diagnostic tests that are used to detect or diagnose diseases. All products that are currently being developed are based on our patented DPP technology, a novel point-of-care diagnostic platform that offers certain customer advantages as compared to traditional lateral flow technology. Chembio was formed in 1985.

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

We are pursuing four corporate priorities, aimed at executing on our key building blocks to drive growth and operating efficiency:
●	expand our core point-of-care infectious disease business;
●	leverage our patented DPP technology and scientific expertise through collaborations;
●	broaden our sales channels worldwide; and
●	automate our U.S. manufacturing operations to increase capacity and margin.

Our accomplishments in 2019 have included:
●	Achieved total revenue of $8.3 million for the three months ended March 31, 2019, an increase of 8% over same period in the prior year
●	Commenced automated manufacturing
●	Achieved ANVISA Approval in Brazil for Zika/Dengue/Chikungunya multiplex test
●	Completed Zika 510(k) study, funded by BARDA
●	Signed agreement with Perseus Science to develop a point-of-care test for concussion
●	Received US patent for optical analyzer technology

Our product commercialization and product development efforts are focused in two areas: infectious disease, which includes both sexually transmitted and tropical & fever disease; and strategic collaborations with leading global healthcare companies, which leverage the DPP platform to provide us with additional revenue streams. In infectious disease, we are commercializing tests for HIV, Syphilis, Zika virus, dengue virus, and chikungunya virus, and developing tests for hepatitis C, malaria, ebola, lassa, Marburg, leptospirosis, Rickettsia typhi, Burkholderia pseudomallei, and Orientia tsutsugamushi. Certain of these are also being developed as part of fever panel tests. Through strategic collaborations, we are developing tests for a specific form of cancer, concussions, bovine tuberculosis, and for eosinophilic respiratory disease, the latter in collaboration with global biopharmaceutical company AstraZeneca.

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

Consolidated Results of Operations

Three Months Ended March 31, 2019 versus Three Months Ended March 31, 2018

The results of operations for the three months ended March 31, 2019 and 2018 were as follows (dollars in thousands):

	March 31, 2019		March 31, 2018
TOTAL REVENUES	$8,301	100%	$7,717	100%

OPERATING COSTS AND EXPENSES:
Cost of product sales	4,770	57%	4,118	53%
Research and development expenses	2,218	27%	1,847	24%
Selling, general and administrative expenses	4,013	48%	2,406	31%
Acquisition Costs	396	5%	-	-%
	11,397		8,371

LOSS FROM OPERATIONS	(3,096)		(654)

OTHER INCOME	7		2

LOSS BEFORE INCOME TAXES	(3,089)	(37)%	(652)	(8)%

Income tax provision (benefit)	(272)		-
NET LOSS	$(2,817)		$(652)

Percentages in the table reflect the percent of total revenues.

Total Revenues

Total revenues during the quarter ended March 31, 2019 were $8.3 million, an increase of $0.6 million, or 7.6% compared to the quarter ended March 31, 2018. The increase in total net revenues was comprised of the following:

●
Comparable product sales, reflecting gains in Africa, the United States, and Europe, offset by lower sales in Latin America and Asia. Africa continued to benefit from our winning the single largest tender in our history for the supply of HIV tests to Ethiopia, together with meaningful commercial successes in that region. The United States benefited from winning back a large state program, and Europe reflects both the increasing trend of HIV self-testing and contribution from our acquisition of opTricon (now Chembio Diagnostics GmbH) in November 2018. Latin America declines represented supply chain timing differences.

●
$0.6 million, or 45% increase in R&D and grant, and license and royalty revenues, reflecting our continued success in securing governmental, non-governmental, and commercial partnerships, in particular associated with our DPP technology platform, and advancing the development work on those programs.

Gross Product Margin

Cost of product sales is primarily comprised of material, labor, manufacturing overhead, depreciation and amortization, and other operating expenses. Gross product margin is net product sales less cost of product sales, and gross product margin percentage is gross product margin as a percentage of net product sales.

Gross product margin decreased by $0.7 million, or 29% compared to 2018. The following schedule calculates gross product margin (dollars in thousands):

	For the three months ended		Favorable/(unfavorable)
	March 31, 2019	March 31, 2018	$ Change	% Change
Net product sales	$6,383	$6,398	$(15)	-
Less: Cost of product sales	(4,770)	(4,118)	(652)	(16)%
Gross product margin	$1,613	$2,280	$(667)	(29)%
Gross margin percentage	25.3%	35.6%

The $0.7 million decrease in gross product margin was comprised of the following:

●	comparable product sales volume as described above, and
●	$0.7 million from unfavorable product margins, related to increased labor (including contract labor) to manually assemble our products and the impact of geographic mix on average selling prices.

The decreases in gross product margin and gross product margin percentage reflect increased labor (including contract labor) costs required to manually assemble our products and the impact of geographic mix on average selling prices. As noted above, we have commenced automated manufacturing on our first line and have two other lines on order. We expect the automation to both reduce our reliance on manual labor and contribute to improving gross product margin.

Research and Development

This category includes costs incurred for clinical & regulatory affairs and other research & development, as follows (dollars in thousands):

	For the three months ended		Favorable/(unfavorable)
	March 31, 2019	March 31, 2018	$ Change	% Change
Clinical & regulatory affairs	$439	$484	$45	9%
Other research & development	1,779	1,363	(416)	(31)%
Total Research and Development	$2,218	$1,847	$(371)	(20)%

The decrease in clinical & regulatory affairs costs for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 is primarily associated with decreased spending on the Company’s U.S. clinical trial evaluating its DPP® HIV-Syphilis System. The increase in other research & development costs is primarily associated with an increase in spending on materials & supplies, each corresponding with the growth in R&D and grant revenue-related projects.

Selling, General and Administrative Expense

Selling, general and administrative expense, or SG&A, includes administrative expenses, sales and marketing costs (including commissions), and other corporate items.

The $1.6 million, or 66.8% increase in SG&A for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, was primarily associated with the inclusion of costs from Chembio Diagnostics GmbH; legal, rent, and other costs related to the lease for our new Hauppauge, NY corporate headquarters, R&D labs, and manufacturing facility; and, higher non-cash equity compenastion costs.

Acquisition Costs

Acquisition costs for the three months ended March 31, 2019 include legal, due diligence, audit, and related costs associated with acquisitions. The $0.4 million increase in acquisition costs for the three months ended March 31, 2019 as compared to 2018 is associated with the acquisition of opTricon in November 2018.

Other Income

Other income consists principally of interest income earned on our deposits, net of interest expense, which remained consistent in the first quarter of 2019 as compared to the first quarter of 2018.

Income Tax Provision

During the first quarter of 2019, we recognized a tax benefit of $0.3 million related to losses generated by our foreign subsidiaries. As of March 31, 2019 and 2018, our United States deferred tax assets included a full valuation allowance.

Liquidity and Capital Resources

During the three months ended March 31, 2019, we funded our business operations, including capital expenditures and working capital requirements, principally from cash and cash equivalents. Our operations used cash flow of $4.8 million. As of  March 31, 2019, we had no outstanding debt other than a $0.3 million seller-financed note payable incurred in connection with our purchase of automated manufacturing equipment.

We believe our existing cash and cash equivalents and our cash flow from operating activities will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future working capital needs will depend on many factors, including the rate of our business and revenue growth, the timing of our continuing automation of U.S. manufacturing, and the timing of investment in our research and development as well as sales and marketing.

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

If we do not elect to reduce or delay such funding or investments, or if we determine to effect one or more acquisitions of businesses, technologies or products, we may be required to seek to raise additional funds through public or private financings, strategic relationships, or other arrangements, to the extent funding would be available to us on acceptable terms or at all. If we were to raise additional funds through the issuance of equity or convertible securities, the issuance could result in substantial dilution to existing stockholders, and the holders of these new securities or debt may have rights, preferences and privileges senior to those of the holders of common stock.
Sources of Funds
Research and Development Awards. We frequently seek research and development programs that may be awarded by government, non-governmental organizations, and non-profit entities, including private foundations. During the three months ended March 31, 2019, we recognized grant revenue totaling $0.9 from government, non-governmental organizations, and non-profit entities.

Working Capital. The following table sets forth selected working capital information:
March 31, 2019
(in thousands)
Cash and cash equivalents	$7,371
Accounts receivable, net of allowance for doubtful amounts	7,718
Inventories, net	9,856
Prepaid expenses and other current assets	2,242
Total current assets	27,187
Less: Total current liabilities	(7,296)
Working capital	$19,891
Our cash and cash equivalents at March 31, 2019 were unrestricted and held for working capital purposes. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends. We have not entered into, and do not expect to enter into, investments for trading or speculative purposes. Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. Fluctuations vary depending on cash collections, client mix, and the timing of shipment of our products and the invoicing of our research and development activities.
Uses of Funds
Cash Flow Used in Operating Activities. Our operations used $4.8 million of cash during the three months ended March 31, 2019, primarily due to the net loss adjusted for non-cash items for the quarter of $2.4 million, a $0.2 million increase in accounts receivable related to the 7.6% increase in total revenue, a $2.0 million increase in inventory associated with supply chain timing, $0.4 million increase in prepaid expenses and other current assets related to prepaid rent and security deposits for our new Hauppauge corporate headquarters facility, offset by a $0.5 million increase in accounts payable and accrued liabilities.
Capital Expenditures. During the three months March 31, 2019, we continued to invest in manufacturing equipment and other fixed assets. Our capital expenditures totaled $0.6 million in the three months ended March 31, 2019.

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

Critical Accounting Estimates

There were no significant changes in our critical accounting estimates during the three months ended March 31, 2019 to augment the critical accounting estimates disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, other than those described in the Notes to the condensed consolidated financial statements included in this report.

Recently Issued Accounting Pronouncements

A discussion of recent accounting pronouncements is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and is updated in the Notes to the condensed consolidated financial statements included in this report.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any amounts of derivative financial instruments or derivative commodity instruments and, accordingly, have no material derivative risk to report under this Item. As of March 31, 2019, we did not have any foreign currency exchange contracts or purchase currency options to hedge local currency cash flows.

We are exposed to market risks from changes in currency exchange rates and certain commodity prices. All sales from our U.S. subsidiary, regardless of the customer location, are denominated in U.S. dollars. Sales denominated in foreign currencies are associated with the sales from our subsidiaries, Chembio Diagnostics Malaysia Sdn Bhd and Chembio Diagnostics GmbH and comprised approximately 7% of our total revenues for the three months ended March 31, 2019.

ITEM 4.	CONTROLS AND PROCEDURES

(a)
Disclosure Controls and Procedures. Under the supervision and with the participation of our senior management, consisting of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that as of March 31, 2019 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our Exchange Act reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors discussed in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2018.  In addition to the other information set forth in this report, you should carefully consider those risk factors, which could materially affect our business, financial condition and future operating results. Those risk factors are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and operating results.

ITEM 6.	EXHIBITS

Number	Description

10.1*	Amendment No. 1 dated January 21, 2019 between Chembio Diagnostics, Inc. and Neil A. Goldman, amending the Employment Agreement dated December 18, 2017

10.2*	Amendment No. 1 dated March 20, 2019 between Chembio Diagnostics, Inc. and Javan Esfandiari, amending the Employment Agreement dated March 5, 2016

10.3	Company Lease dated February 1, 2019 between Chembio Diagnostic Systems Inc., as landlord, and Suffolk County Industrial Development Agency, as tenant

10.4	Lease and Project Agreement dated February 1, 2019 between Suffolk County Industrial Development Agency, as landlord, and Chembio Diagnostic Systems Inc., as tenant

10.5	Lease Agreement dated February 5, 2019 between Myra Properties, LLC, as lessor, and Chembio Diagnostic Systems Inc., as lessee

10.6	Agreement of Sublease dated February 5, 2019 between Chembio Diagnostic Systems Inc., as sublessor, and Reliance Communications of New Jersey, LLC, as sublessee

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chembio Diagnostics, Inc.

Date:	May 2, 2019	By:/s/ John J. Sperzel III
John J. Sperzel III
Chief Executive Officer and President (Principal Executive Officer)

Date:	May 2, 2019	By: /s / Neil A. Goldman
Neil A. Goldman
Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)