Form 10-Q
period 2019-06-30
CHEMBIO DIAGNOSTICS, INC.
filed 2019-08-06
CIK 1092662

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2019

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

As of July 30, 2019, the registrant had 17,565,534 shares outstanding of its common stock, $.01 par value.

Quarterly Report on Form 10-Q
For The Quarterly Period Ended
June 30, 2019

Table of Contents

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

PART I
Item 1.	FINANCIAL STATEMENTS

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF

	June 30, 2019	December 31, 2018
	(Unaudited)
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$4,504,075	$12,524,551
Accounts receivable, net of allowance for doubtful accounts of $ 42,000 at June 30, 2019 and December 31, 2018	7,734,006	7,373,971
Inventories, net	9,070,676	7,851,222
Prepaid expenses and other current assets	570,258	702,010
TOTAL CURRENT ASSETS	21,879,015	28,451,754

FIXED ASSETS:
Property, plant and equipment, net	3,517,701	2,873,920
Finance lease right-of-use asset	233,722	-
	3,751,423	2,873,920

OTHER ASSETS:
Operating lease right-of-use asset	6,949,611	-
Intangible assets, net	3,684,144	3,884,831
Goodwill	4,822,413	4,983,127
Deposits and other assets	972,675	717,551
	16,428,843	9,585,509

TOTAL ASSETS	$42,059,281	$40,911,183

- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$5,317,809	$5,888,681
Deferred revenue	518,410	422,905
Current portion of note payable	207,694	207,694
Current portion of finance lease liability	43,931	-
Current portion of operating lease liability	389,051	-
TOTAL CURRENT LIABILITIES	6,476,895	6,519,280

OTHER LIABILITIES:
Operating lease liability	6,582,446	-
Finance lease liability	189,791	-
Note payable	79,662	171,821
Deferred tax liability	792,587	892,308

TOTAL LIABILITIES	14,121,381	7,583,409

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock - 10,000,000 shares authorized; none outstanding	-	-
Common stock - $.01 par value; 100,000,000 shares authorized; 17,565,534 and 17,166,459 shares issued and outstanding at June 30, 2019 and December 31, 2018	175,655	171,664
Additional paid-in capital	91,674,175	90,953,788
Accumulated deficit	(63,913,087)	(57,909,874)
Accumulated other comprehensive income	1,157	112,196
TOTAL STOCKHOLDERS’ EQUITY	27,937,900	33,327,774

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,059,281	$40,911,183

See accompanying notes to condensed consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
REVENUES:
Net product sales	$8,488,291	$6,857,861	$14,871,277	$13,256,088
License and royalty revenue	248,831	276,526	465,022	478,457
R&D and grant revenue	854,264	1,585,939	2,556,053	2,702,913
TOTAL REVENUES	9,591,386	8,720,326	17,892,352	16,437,458

COSTS AND EXPENSES:
Cost of product sales	6,693,225	5,935,428	11,463,562	10,053,207
Research and development expenses	2,101,020	1,991,412	4,318,652	3,838,514
Selling, general and administrative expenses	4,096,942	2,547,216	8,110,013	4,953,785
Acquisition costs	-	-	395,612	-
	12,891,187	10,474,056	24,287,839	18,845,506
LOSS FROM OPERATIONS	(3,299,801)	(1,753,730)	(6,395,487)	(2,408,048)

OTHER INCOME:
Interest income, net	5,918	25,355	12,602	27,330

LOSS BEFORE INCOME TAXES	(3,293,883)	(1,728,375)	(6,382,885)	(2,380,718)

Income tax provision (benefit)	(107,203)	-	(379,672)	-

NET LOSS	$(3,186,680)	$(1,728,375)	$(6,003,213)	$(2,380,718)

Basic loss per share	$(0.19)	$(0.12)	$(0.36)	$(0.17)

Diluted loss per share	$(0.19)	$(0.12)	$(0.36)	$(0.17)

Weighted average number of shares outstanding, basic	16,914,171	14,165,343	16,906,936	13,718,776

Weighted average number of shares outstanding, diluted	16,914,171	14,165,343	16,906,936	13,718,776

See accompanying notes to condensed consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net loss	$(3,186,680)	$(1,728,375)	$(6,003,213)	$(2,380,718)
Other comprehensive income (loss):
Foreign currency translation adjustments	(313,225)	(173,828)	(111,039)	78,470
Comprehensive loss	$(3,499,905)	$(1,902,203)	$(6,114,252)	$(2,302,248)

See accompanying notes to condensed consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	For the six months ended June 30, 2019
	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	AOCI	Total
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2018	17,166,459	$171,664	$90,953,788	$(57,909,874)	$112,196	$33,327,774

Common Stock:
Restricted stock compensation	-	-	281,248	-	-	281,248

Options:
Stock option compensation	-	-	66,259	-	-	66,259

Foreign currency translation adjustments	-	-	-	-	202,186	202,186

Net loss	-	-	-	(2,816,533)	-	(2,816,533)

Balance at March 31, 2019	17,166,459	$171,664	$91,301,295	$(60,726,407)	$314,382	$31,060,934

Common Stock:
Restricted stock issued	375,000	3,750	(3,750)	-	-	-
Restricted stock compensation	-	-	307,774	-	-	307,774

Options:
Exercised	24,075	241	(241)	-	-	-
Stock option compensation	-	-	69,097	-	-	69,097

Foreign currency translation adjustments	-	-	-	-	(313,225)	(313,225)

Net loss	-	-	-	(3,186,680)	-	(3,186,680)

Balance at June 30, 2019	17,565,534	$175,655	$91,674,175	$(63,913,087)	$1,157	$27,937,900

	For the six months ended June 30, 2018
	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	AOCI	Total
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2017	12,318,570	$123,185	$62,821,288	$(50,044,225)	$178,948	$13,079,196

Common Stock:
New stock from offering	1,783,760	17,838	10,916,514	-	-	10,934,352

Options:
Exercised	60,372	604	71,309	-	-	71,913
Stock option compensation	-	-	97,250	-	-	97,250

Foreign currency translation adjustments	-	-	-	-	252,298	252,298

Net loss	-	-	-	(652,343)	-	(652,343)

Balance at March 31, 2018	14,162,702	$141,627	$73,906,361	$(50,696,568)	$431,246	$23,782,666
Options:
Exercised	10,918	109	(109)	-	-	-
Stock option compensation	-	-	127,035	-	-	127,035

Foreign currency translation adjustments	-	-	-	-	(173,828)	(173,828)

Net loss	-	-	-	(1,728,375)	-	(1,728,375)

Balance at June 30, 2018	14,173,620	$141,736	$74,033,287	$(52,424,943)	$257,418	$22,007,498

See accompanying notes to condensed consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
(Unaudited)

	June 30, 2019	June 30, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers and grants	$17,627,823	$12,247,228
Cash paid to suppliers and employees	(24,421,683)	(17,352,226)
Cash paid for operating leases	(305,157)	-
Interest received, net	12,602	27,330
Net cash used in operating activities	(7,086,415)	(5,077,668)

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent application costs	(72,295)	-
Acquisition of and deposits on fixed assets	(1,077,203)	(250,147)
Working capital adjustment related to business combination	145,760	-
Net cash used in investing activities	(1,003,738)	(250,147)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from option exercises	-	71,914
Payments on note payable	(92,158)	-
Proceeds from sale of common stock, net	-	10,934,352
Net cash (used in) provided by financing activities	(92,158)	11,006,266

Effect of exchange rate changes on cash	161,835	37,029
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,020,476)	5,715,480
Cash and cash equivalents - beginning of the period	12,524,551	3,790,302

Cash and cash equivalents - end of the period	$4,504,075	$9,505,782

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:

Net loss	$(6,003,213)	$(2,380,718)
Adjustments:
Depreciation and amortization	750,322	446,625
Share based compensation	724,378	224,283
Provision for (benefit from) deferred tax liability	(379,672)	-
Changes in assets and liabilities:
Accounts receivable	(360,037)	(4,800,979)
Inventories	(1,219,454)	(1,926,022)
Prepaid expenses and other current assets	131,752	(215,758)
Deposits and other assets	(255,124)	-
Accounts payable and accrued liabilities	(570,872)	2,964,151
Deferred revenue	95,505	610,750
Net cash used in operating activities	$(7,086,415)	$(5,077,668)

Supplemental disclosures for non-cash investing and financing activities:
Deposits on manufacturing equipment transferred to fixed assets	$-	$257,455
Seller-financed equipment purchases	-	327,070

See accompanying notes to condensed consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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

Our product commercialization and product development efforts are focused in two areas: infectious disease, which includes both sexually transmitted and tropical & fever disease; and strategic collaborations with leading global healthcare companies, which leverage the DPP platform to provide us with additional revenue streams. In infectious disease, we are commercializing tests for HIV, Syphilis, Zika virus, dengue virus, chikungunya virus, , and ebola, and developing tests for hepatitis C, malaria, lassa, Marburg, leptospirosis, Rickettsia typhi, Burkholderia pseudomallei, and Orientia tsutsugamushi. Certain of these are also being developed as part of fever panel tests. Through strategic collaborations, we are developing tests for a specific form of cancer, concussions, bovine tuberculosis, and for eosinophilic respiratory disease, the latter in collaboration with global biopharmaceutical company AstraZeneca. As noted above, we are also developing a point-of-care test for an undisclosed biomarker for Takeda, also a global pharmaceutical company.

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

As a result of the consideration paid exceeding the preliminary fair value of the net assets acquired, goodwill in the amount of $3,337,000 was recorded in connection with this acquisition, none of which will be deductible for tax purposes. In addition, the Company recorded $2,260,000 in intangible assets associated with the addition of opTricon’s developed technology and customer base. During the six months ended June 30, 2019, the Company reduced Goodwill by $145,760 related to routine post-closing adjustments. The Consolidated Statements of Operations for the three and six months ended June 30, 2019 include $0 and $395,612 of transaction costs related to the opTricon acquisition.

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

The preceding (a) condensed consolidated balance sheet as of December 31, 2018, which has been derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements as of June 30, 2019 and for the three and six-month period ended June 30, 2019 and 2018 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to provide for fair presentation. The interim financial information should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 18, 2019.

Our future working capital needs will depend on many factors, including the rate of our business and revenue growth, the timing of our continuing automation of U.S. manufacturing, and the timing of investment in our research and development as well as sales and marketing. If we are unable to increase our revenues and manage our expenses in accordance with our operating plan, we may need to reduce the level or slow the timing of the growth plans contemplated by our operating plan, which would likely curtail or delay the growth in our business contemplated by our operating plan and could impair or defer our ability to achieve profitability and generate cash flow, or to seek to raise additional funds through debt or equity financings, strategic relationships, or other arrangements.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s condensed consolidated financial position as of June 30, 2019 and, its condensed consolidated results of operations for the three and six-month period ended June 30, 2019 and 2018 have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

b)	Revenue Recognition:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued converged guidance on recognizing revenue in contracts with customers, Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The intent of the new standard is to improve financial reporting and comparability of revenue globally. The core principle of the standard is for a company to recognize revenue in a manner that depicts the transfer of goods or services to customers in an amount that reflects the consideration which the company expects to receive in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of the time value of money in the transaction price, and in certain circumstances, allowing estimates of variable consideration to be recognized before contingencies are resolved. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers.

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

R&D and Grant Revenue

All R&D and grant contracts are evaluated under the five-step model described above. For certain contracts that represent grants where the funder does not meet the definition of a customer, the Company recognizes revenue when earned in accordance with ASU No. 2018-08, Not-for-Profit Entities (Topic 958): Clarifying the Scope and Accounting Guidance for Contributions Received and Contributions Made. Such contracts are further described under Disaggregation of Revenue, below. Grants are invoiced and revenue is recognized as expenses are incurred as that is the depiction of the timing of the transfer of services. Performance obligations generally follow the major phases of product development processes: design feasibility & planning, product development & design optimization, design verification, design validation & process validation, and pivotal studies.

Disaggregation of Revenue

The following tables disaggregate Total Revenues.

	For the three months ended June 30, 2019			For the three months ended June 30, 2018
	Exchange Transactions	Non-Exchange Transactions	Total	Exchange Transactions	Non-Exchange Transactions	Total
Net product sales	$8,488,291	$-	$8,488,291	$6,857,861	$-	$6,857,861
License and royalty revenue	248,831	-	248,831	276,526	-	276,526
R&D and grant revenue	619,139	235,125	854,264	755,570	830,369	1,585,939
	$9,356,261	$235,125	$9,591,386	$7,888,957	$830,369	$8,720,326

			Total			Total
Africa			$2,342,740			$2,226,540
Asia			119,548			22,348
Europe & Middle East			1,107,558			1,213,548
Latin America			4,612,904			3,266,290
United States			1,408,636			1,991,600
			$9,591,386			$8,720,326

	For the six months ended June 30, 2019			For the six months ended June 30, 2018
	Exchange Transactions	Non-Exchange Transactions	Total	Exchange Transactions	Non-Exchange Transactions	Total
Net product sales	$14,871,277	$-	$14,871,277	$13,256,088	$-	$13,256,088
License and royalty revenue	465,022	-	465,022	478,457	-	478,457
R&D and grant revenue	1,392,204	1,163,849	2,556,053	1,367,375	1,335,538	2,702,913
	$16,728,503	$1,163,849	$17,892,352	$15,101,920	$1,335,538	$16,437,458

			Total			Total
Africa			$4,759,040			$3,865,070
Asia			240,646			989,922
Europe & Middle East			3,250,779			2,197,424
Latin America			5,684,970			5,956,183
United States			3,956,917			3,428,859
			$17,892,352			$16,437,458

Exchange transactions are recognized in accordance with ASU No. 2014.09, and non-exchange transactions are recognized in accordance with ASU No. 2018.08.

Contract Liabilities

Deferred revenue relates to payments received in advance of performance under the contract. Deferred revenue is recognized as revenue as (or when) the Company performs under the contract.  At December 31, 2018, the Company reported $422,905 in deferred revenue of which $422,905 was earned and recognized as R&D and grant revenue during the six months ended June 30, 2019. At June 30, 2019, the Company reported $518,410 in deferred revenue that is expected to be recognized during the second half of 2019.

c)	Inventories

Inventories consist of the following at:

	June 30, 2019	December 31, 2018
Raw materials	$2,834,559	$2,803,677
Work in process	1,556,944	263,043
Finished goods	4,679,173	4,784,502
	$9,070,676	$7,851,222

Inventories, consisting of material, labor and manufacturing overhead, are stated at the lower of cost and net realizable value. Cost is determined on the first-in, first-out method. The Company’s policy is to periodically evaluate the market value of the inventory and the stage of product life cycle, and record a write-down for any inventory considered slow moving or obsolete. There were reserves against inventory of approximately $67,000 and $78,000 as of June 30, 2019 and December 31, 2018, respectively.

d)	Loss Per Share:

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period excluding unvested restricted stock. Diluted loss per share for the three and six-month periods ended June 30, 2019 and 2018 reflects the potential dilution from the exercise or conversion of other securities into common stock, if dilutive.

There were 688,122 and 683,829 weighted-average number of options outstanding as of June 30, 2019 and 2018, respectively, that were not included in the calculation of diluted per common share equivalents for the three months ended June 30, 2019 and 2018, respectively, because the effect would have been anti-dilutive. There were 686,609 and 707,880 weighted-average number of options outstanding as of June 30, 2019 and 2018, respectively, that were not included in the calculation of diluted per common share equivalent for the six months ended June 30, 2019 and 2018, respectively, because the effect would have been anti-dilutive.

e)	Stock Incentive Plan:

Effective June 3, 2008, the Company’s stockholders voted to approve the 2008 Stock Incentive Plan (“SIP”), with 625,000 shares of common stock available to be issued.  At the Annual Stockholder Meeting on September 22, 2011 the Company’s stockholders voted to approve an increase to the shares of common stock issuable under the SIP by 125,000 to 750,000.  Under the terms of the SIP, which expired during 2018, the Board of Directors or its Compensation Committee had the discretion to select the persons to whom awards were to be granted. Awards could be stock options, restricted stock and/or restricted stock units (“Equity Award Units”).  The Equity Award Units became vested at such times and under such conditions as determined by the Board or its Compensation Committee.  Cumulatively through June 30, 2019, there were 508,889 options exercised, and at June 30, 2019, 99,132 options were outstanding and no Equity Award Units were available to be issued under the SIP.

Effective June 19, 2014, the Company’s stockholders voted to approve the 2014 Stock Incentive Plan (“SIP14”), with 800,000 shares of common stock available to be issued.  Under the terms of the SIP14, the Board or its Compensation Committee has the discretion to select the persons to whom Equity Award Units were to be granted.  Awards can be in the form of Equity Award Units.  The Equity Award Units vest at such times and under such conditions as determined by the Board or its Compensation Committee.  Cumulatively through June 30, 2019, there were 132,282 options exercised, and at June 30, 2019, 344,093 options were outstanding.  Upon approval of the 2019 Plan (defined below), no additional Equity Award Units could be issued under the SIP14.  During 2018, 266,839 shares of restricted stock and 20,725 restricted stock units were awarded under SIP14.

Effective June 18, 2019, the Company’s stockholders voted to approve the 2019 Omnibus Incentive Plan (“2019 Plan”), with 2,400,000 shares of Common Stock available to be issued. Under the terms of the 2019 Plan, the Board or its Compensation Committee has the discretion to select the persons to whom awards are to be granted. Awards can be in the form of Equity Award Units. The awards vest at such times and under such conditions as determined by the Compensation Committee. As of June 30, 2019, 375,000 shares of restricted stock had been awarded under the 2019 Plan, no options had been issued under the 2019 Plan.  2,025,000 Equity Award Units were available to be issued.

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

Stock-based compensation expense recognized in the condensed consolidated statements of operations was classified as follows:

	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Cost of product sales	$2,300	$5,800	$5,800	$14,000
Research and development expenses	56,300	3,600	116,100	15,500
Selling, general and administrative expenses	318,300	117,700	602,500	194,800
	$376,900	$127,100	$724,400	$224,300

The weighted-average assumptions made in calculating the fair values of options are as follows:

	For the three months ended			For the six months ended
	June 30, 2019		June 30, 2018	June 30, 2019		June 30, 2018
Expected term (in years)	N/A		5.4	N/A		5.4
Expected volatility	N/A	%	40.12%	N/A	%	40.12%
Expected dividend yield	N/A	%	0%	N/A	%	0%
Risk-free interest rate	N/A	%	2.70%	N/A	%	2.70%

The following table provides stock option activity for the six months ended June 30, 2019:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	711,968	$5.62	3.33 years	$687,364

Granted	-	-		-
Exercised	46,875	3.48		172,242
Forfeited/expired/cancelled	15,000	5.68		30,286
Outstanding at June 30, 2019	650,093	$5.77	3.04 years	$719,362
Exercisable at June 30, 2019	429,009	$4.82	2.37 years	$703,769

The following table summarizes information about stock options outstanding at June 30, 2019:

	Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Average Remaining Contract Term (Year)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
1 to 2.79999	-	-	$-	$-	-	$-	$-
2.8 to 4.59999	257,468	1.67	3.44	681,419	257,468	3.44	681,419
4.6 to 6.39999	137,875	2.95	5.87	37,943	77,750	5.87	22,350
6.4 to 8.19999	207,875	4.56	7.31	-	84,416	7.32	-
8.2 to 12	46,875	4.11	11.45	-	9,375	11.45	-
Total	650,093	3.04	$5.77	$719,362	429,009	$4.82	$703,769

As of June 30, 2019, there was $562,488 of net unrecognized compensation cost related to stock options that had not vested, which is expected to be recognized over a weighted average period of approximately 2.0 years. The total fair value of shares vested during the six-month periods ended June 30, 2019 and 2018 was $235,578 and $319,549, respectively.

The following table summarizes information about restricted stock and restricted stock units outstanding as of June 30, 2019:

	Number of Shares & Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	287,564	$9.65

Granted	375,000	5.80
Earned/released	-	-
Forfeited/expired/cancelled	-	-
Outstanding at June 30, 2019	662,564	$7.47

As of June 30, 2019, there was $4,079,720 of net unrecognized compensation cost related to restricted stock and restricted stock units that had not vested, which is expected to be recognized over a weighted average period of approximately 2.42 years.

g)	Geographic Information and Economic Dependency

The Company produces only one group of similar products known collectively as “rapid medical tests”, and it operates in a single business segment. Net product sales by geographic area were as follows:

	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Africa	$2,342,740	$2,226,540	$4,759,040	$3,865,070
Asia	119,548	22,348	240,646	989,922
Europe & Middle East	741,641	635,579	1,919,666	1,027,649
Latin America	4,612,904	3,266,290	5,684,970	5,956,183
United States	671,458	707,104	2,266,955	1,417,264
	$8,488,291	$6,857,861	$14,871,277	$13,256,088

Long-lived assets by geographic area were as follows at:

	June 30, 2019	December 31, 2018
Asia	459,978	466,185
Europe & Middle East	169,147	123,752
United States	2,888,576	2,283,983
	$3,517,701	$2,873,920

h)	Fair Value of Financial Instruments:

The carrying values for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the immediate or short-term maturity of these financial instruments. Included in cash and cash equivalents were $3.3 million and $4.7 million as of June 30, 2019 and December 31, 2018, respectively, of money market funds that are Level 1 fair value measurements under the hierarchy. The fair value of the Company’s note payable approximates the recorded value as the rate is based upon the current rates offered to the Company for similar financial instruments.

Fair value measurements of all financial assets and liabilities that are being measured and reported on a fair value basis are required to be classified and disclosed in one of the following three categories:

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2:	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; and,

Level 3:	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

i)	Accounts Payable and Accrued Liabilities:

Accounts payable and accrued liabilities consisted of:

	June 30, 2019	December 31, 2018
Accounts payable – suppliers	$3,292,605	$3,622,765
Accrued commissions and royalties	715,177	867,344
Accrued payroll	352,689	48,867
Accrued vacation	606,110	264,789
Accrued bonuses	314,565	494,318
Accrued expenses – other	36,663	590,598
TOTAL	$5,317,809	$5,888,681

j)	Goodwill Long-Lived Assets and Intangible Assets:

Goodwill represents the excess of the purchase price the Company paid over the fair value of the net tangible and identifiable intangible assets acquired in the Company’s acquisition of opTricon in November 2018 and Chembio Diagnostics Malaysia Sdn Bhd in January 2017. Goodwill is not amortized but rather is tested annually as of the first day of the fiscal fourth quarter for impairment or more frequently if the Company believes that indicators of impairment exist. The Company makes a qualitative evaluation about the likelihood of goodwill impairment, which is based on a number of applicable factors. If the Company concludes that it is more likely than not that the carrying value of the applicable reporting unit is greater than its fair value, then the Company recognizes an impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value, provided the impairment charge does not exceed the total amount of goodwill allocated to the reporting unit.

Following is a table that reflects changes in goodwill:

Beginning balance December 31, 2018	$4,983,127
opTricon measurement period adjustment	(145,760)
Change in foreign currency exchange rate	(14,954)
Balance at June 30, 2019	$4,822,413

Intangible assets consisted of the following at:

	June 30, 2019				December 31, 2018
	Weighted Average Useful Life	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Intellectual property	10	$1,161,984	$232,157	$929,827	$1,089,688	$173,633	$916,055
Developed technology	7	1,890,261	154,128	1,736,133	1,910,315	-	1,910,315
Customer contracts/relationships	8	1,174,664	240,159	934,505	1,121,600	151,929	969,671
Trade names	9	108,521	24,842	83,679	108,521	19,731	88,790
		$4,335,430	$651,286	$3,684,144	$4,230,124	$345,293	$3,884,831

Intellectual property, developed technology, customer contracts/relationships, and trade names are amortized over 10, 7, 10, and 11 years, respectively. Amortization expense for the six months ended June 30, 2019 and 2018 was approximately $306,700 and $45,000, respectively. Amortization expense, subject to changes in currency exchange rates, is expected to be $497,761 per year from 2019 through 2023, and total $1,406,081 for all of the years thereafter.

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

No impairment of goodwill, long-lived tangible, and intangible assets was recorded for the six months ended June 30, 2019 and 2018.

k)	Taxes:

At the end of each interim reporting period, the Company estimates its effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis, and may change in subsequent interim periods. Accordingly, the Company’s effective tax benefit for the three and six-month periods ended June 30, 2019 were 3.3% and 6.0%, compared to the effective tax rate of 0.0% and 0.0%, respectively, for the three and six-month periods ended June 30, 2018. The Company’s effective tax rates for both periods were affected primarily by a full valuation allowance on domestic net deferred tax assets and the benefit from foreign net operating losses.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 requires the entity to recognize the assets and liabilities for the rights and obligations created by leased assets. Leases are to be classified as either finance or operating, with classification affecting expense recognition in the income statement. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provide supplemental adoption guidance and clarification to ASU No. 2016-02, which must be adopted concurrently with the adoption of ASU No. 2016-02 and which are cumulatively referred to as “Topic 842”. Topic 842 was effective for the Company in the first quarter of 2019, and is to be applied using either a modified retrospective approach or an optional transition method, which allows an entity to apply the new standard at the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.
As further discussed at Footnote 5(e) - Leases, the Company adopted Topic 842 on January 1, 2019 under the optional transition method and elected the short-term lease exception and available practical expedients. Under the transition method, the Company did not adjust its comparative period financial information or make the new required lease disclosures for periods before the effective date.

NOTE 4 — STOCKHOLDERS’ EQUITY:

During the first six months of 2019 options to purchase 46,875 shares of the Company’s common stock were exercised on a cashless basis into 24,075 shares of common stock. During the first six months of 2018, options to purchase 114,947 shares of the Company’s common stock were exercised on a cashless basis into 71,650 shares of common stock.

On February 13, 2018, the Company closed on an underwritten registered public offering of 1,783,760 shares of its common stock at a public offering price of $6.75 per share for gross proceeds of approximately $12.0 million. The net proceeds, after underwriting discounts and commissions, were $10.9 million. The net proceeds were intended for business expansion and working capital, including product development; operational expansion or improvements, such as new automated equipment and a facilities update; clinical trials and other related activities; and, sales and marketing.

NOTE 5 — COMMITMENTS, CONTINGENCIES, AND CONCENTRATIONS:

a)	Concentrations:

The following table discloses product sales the Company had to each customer that purchased in excess of 10% of the Company’s net product sales for the periods indicated:

	For the three months ended				For the six months ended				Accounts Receivable as of
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018		June 30, 2019	Dec. 31, 2018
	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales
Customer 1	$4,573,434	54%	$3,217,387	47%	$5,615,932	38%	$5,627,145	42%	$2,804,382	$3,499,340
Customer 2	1,627,075	19%	1,460,630	21%	3,460,666	23%	1,460,630	11%	1,746,939	1,033,824

Sales include product sales only, while accounts receivable reflects the total due from the customer, including freight.

The following table discloses purchases the Company made from each vendor that sold to the Company in excess of 10% of the Company’s total purchases for the periods indicated:

	For the three months ended						For the six months ended							Accounts Payable as of
	June 30, 2019				June 30, 2018		June 30, 2019				June 30, 2018			June 30, 2019		Dec. 31, 2018
	Purchases		% of Purc.		Purchases	% of Purc.	Purchases		% of Purc.		Purchases		% of Purc.
Vendor 1	$	*	*	%	$548,605	18%	$	*	*		$	*	*	$	*	$	*
Vendor 2		*	*	%	394,518	13%		*	*	%		863,875	14%		*		*
Vender 3		*	*	%	326,282	11%		*	*			*	*		*		*

In the table above, an asterisk (*) indicates that purchases from the vendor did not exceed 10% for the period indicated or that accounts payable by the vendor did not exceed 10% of total accounts payable at the date indicated.

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

The Company has multi-year contracts with two key employees that call for salaries presently aggregating $800,000 per year. The contracts expire in March 2020 and December 2021. The following table is a schedule of future minimum salary commitments as of June 30, 2019:

2019	$400,000
2020	458,750
2021	345,000

d)	Pension Plan:

The Company has a 401(k) plan established for its employees whereby it matches 40% of the first 5% of salary (or up to 2% of salary) that an employee contributes to the plan. Matching contribution expenses totaled approximately $49,000 and $46,000 for the six months ended June 30, 2019 and 2018, respectively.

e)	Leases:

Chembio’s leases have historically been limited to its facilities in New York, Germany, and Malaysia. As of June 30, 2019, the Company was a party to six leases. One of the leases is subject to a sublease for the remainder of its term, as further described below.

The Company’s leases generally include optional renewal periods. Upon entering into a new lease, the Company evaluates the leasehold improvements and regulatory requirements related to its operations in that location. To the extent that the initial lease term of the related lease is less than the useful life of the leasehold improvements and potential regulatory costs associated with moving the facility, the Company concludes that it is reasonably certain that a renewal option will be exercised, and thus that renewal period is included in the lease term and the related payments are reflected in the right-of-use (“ROU”) asset and lease liability.

The Company’s leases generally include fixed rental payments with defined annual increases. While certain of the Company’s leases are gross leases, the majority of the Company’s leases are net leases in which the Company makes separate payments to the lessor based on the lessor’s property and casualty insurance costs, the property taxes assessed on the property, and a portion of the common area maintenance where applicable. The Company has elected the practical expedient not to separate lease and nonlease components for all of the Company’s facility leases. The Company has also elected the practical expedient for short-term lease exception for all of its facility leases.

During Q2 the Company adjusted the right-of-use asset to include deferred rent that was previously included in Prepaid and Other Current Assets on the consolidated Balance Sheet.

The components of lease expense for the three and six month periods ended June 30, 2019 were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30,2019
Operating lease cost	$400,658	$682,261

Finance lease cost
Amortization of right-of-use assets	$-	$-
Interest on lease liabilities	-	-
Total finance lease cost	$-	$-

Supplemental cash flow information related to leases was as follows.

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30,2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$147,107	$305,157
Operating cash flows from finance leases	-	-
Financing cash flows from finance leases	-	-
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$6,949,611
Finance leases	233,722	233,722

Supplemental balance sheet information related to leases was as follows.

June 30, 2019
Operating Leases
Operating lease right-of-use assets	$6,949,611

Current portion of operating lease liability	389,051
Operating lease liabilities	6,582,446
Total operating lease liabilities	$6,971,497

Finance Leases
Finance lease right of use asset	$233,722
Accumulated depreciation	-
Finance lease right of use asset, net	$233,722
Current portion of finance lease liability	43,931
Finance lease liability	189,791
Total finance lease liabilities	$233,722

Weighted Average Remaining Lease Term
Operating leases	10 years
Finance leases	5 years

Weighted Average Discount Rate
Operating leases	8.53%
Finance leases	7.0%

During the three months ended June 30, 2019, the Company executed an operating sublease related to its former Holbrook, NY facility. The sublease runs conterminously with the base lease in Holbrook, for which the Company remains primarily responsible. In addition, the Company has entered into a finance lease agreement relating to the office furniture in late June 2019. The Company has recognized the corresponding lease asset and liability effective June 30, 2019 and will commence to record related depreciation starting on July 1, 2019. Monthly payments towards this lease will also commence in July 2019.

The interest rates implicit in each of the leases are not readily determinable, and the Company does not have an established incremental borrowing rate as its only debt is a seller-financed note for manufacturing equipment. Therefore, the Company used an interest rate based on the marketplace for public debt.

Maturities of lease liabilities as of June 30, 2019 were as follows.

	Operating Leases	Finance Leases
2019 (excluding the six months ended June 30, 2019)	$316,100	$27,768
2020	813,443	55,536
2021	998,071	55,536
2022	1,026,044	55,536
2023	1,011,085	55,535
Thereafter	6,792,767	27,768
Total lease payments	$10,957,510	$277,679
Less imputed interest	(3,986,013)	(43,957)
Total	$6,971,497	$233,722

As previously disclosed in the Company's 2018 Annual Report on Form 10-K, and under the previous lease accounting standard, future minimum lease payments for operating leases having initial or remaining non-cancellable lease terms in excess of one year would have been as follows for the years ending December 31:

2019	$384,308
2020	88,576
2021	-
$472,884

f)	Litigation:

From time to time, the Company is involved in certain legal actions arising in the ordinary course of business. The outcomes of such actions, either individually or in the aggregate, are not expected to have a material adverse effect on the Company’s future financial position or results of operations.

NOTE 6 — NOTE PAYABLE:

In September 2017, the Company entered into an agreement with an equipment vendor to purchase automated assembly equipment for approximately $660,000. The terms call for payments of 30% down, 60% at time of factory acceptance testing and 10% after delivery.  The vendor agreed to lend the Company 15%, 40%, and 10% of each originally scheduled payment, respectively.  The Company paid interest at an annual rate of 12% until delivery.  Beginning in September 2018, the Company began making monthly payments of principal and interest of approximately $20,150, at an annual rate of 12% over a twenty-four month period.

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

Our management’s discussion and analysis of financial condition and results of operations is intended to help you understand the business operations and financial condition of the Company as of June 30, 2019, and for the three and six months ended June 30, 2019. This discussion should be read in conjunction with Item 1. Financial Statements.

The following discussion is presented in six sections:

●	Executive Overview

●	Consolidated Results of Operations

●	Liquidity and Capital Resources

●	Recent Developments

●	Significant Accounting Policies and Critical Accounting Estimates

●	Recently Issued Accounting Pronouncements

Executive Overview

Our Business

Through our wholly owned subsidiaries Chembio Diagnostic Systems Inc., Chembio Diagnostics Malaysia Sdn Bhd and Chembio Diagnostics GmbH, we develop, manufacture and commercialize point-of-care diagnostic tests that are used to detect or diagnose diseases. All products that are currently being developed are based on our patented DPP technology, a novel point-of-care diagnostic platform that offers certain customer advantages as compared to traditional lateral flow technology.

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

We are pursuing three corporate priorities:

●	Expand our commercialization;
●	Advance our research and development, or R&D pipeline; and,
●	Prepare for additional growth.

Our accomplishments during the second quarter of 2019 included:

●	Achieved total revenue of $9.6 million for the three months ended June 30, 2019, an increase of 10% over same period in the prior year;
●	Entered collaboration with Takeda, a global pharmaceutical company, to develop a novel point-of-care test for an undisclosed biomarker;
●	Received CE Mark for DPP Zika, Dengue, Chikungunya multiplex test; and
●	Received ANVISA approval for DPP Dengue test.

Our product commercialization and product development efforts are focused in two areas: infectious disease, which includes both sexually transmitted and tropical & fever disease; and strategic collaborations with leading global healthcare companies, which leverage the DPP platform to provide us with additional revenue streams. In infectious disease, we are commercializing tests for HIV, Syphilis, Zika virus, dengue virus, chikungunya virus, , and ebola, and developing tests for hepatitis C, malaria, lassa, Marburg, leptospirosis, Rickettsia typhi, Burkholderia pseudomallei, and Orientia tsutsugamushi. Certain of these are also being developed as part of fever panel tests. Through strategic collaborations, we are developing tests for a specific form of cancer, concussions, bovine tuberculosis, and for eosinophilic respiratory disease, the latter in collaboration with global biopharmaceutical company AstraZeneca. As noted above, we are also developing a point-of-care test for an undisclosed biomarker for Takeda, also a global pharmaceutical company.

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

Consolidated Results of Operations

Three Months Ended June 30, 2019 versus Three Months Ended June 30, 2018

The results of operations for the three months ended June 30, 2019 and 2018 were as follows (dollars in thousands):

	June 30, 2019		June 30, 2018
TOTAL REVENUES	$9,591	100%	$8,720	100%

OPERATING COSTS AND EXPENSES:
Cost of product sales	6,693	71%	5,935	68%
Research and development expenses	2,101	22%	1,991	23%
Selling, general and administrative expenses	4,097	43%	2,547	29%
	12,891		10,473

LOSS FROM OPERATIONS	(3,300)		(1,753)

OTHER INCOME	6		25

LOSS BEFORE INCOME TAXES	(3,294)	(36)%	(1,728)	(20)%

Income tax provision (benefit)	(107)		-
NET LOSS	$(3,187)		$(1,728)

Percentages in the table reflect the percent of total revenues.

Total Revenues

Total revenues during the quarter ended June 30, 2019 were $9.6 million, an increase of $0.9 million, or 10%, compared to the quarter ended June 30, 2018. The increase in total net revenues was composed of the following:

●
$1.6 million, or 23.8%, increase in product sales driven by gains in nearly every region, led by Latin America, Africa, and Europe. Latin America benefited from Dengue/Zika/Chikungunya multiplex and individual assay sales, together with supply chain-related catch-up HIV assay sales to Brazil. Africa continued its strength related to the Ethiopia program, and Europe reflects the contribution of our acquisition of opTricon GmbH (now Chembio Diagnostics GmbH) in November 2018.

●	$0.8 million, or 41%, decrease in R&D and grant and license and royalty revenues, related to the timing and cadence of program performance obligations.

Gross Product Margin

Cost of product sales is primarily composed of material, labor, manufacturing overhead, depreciation and amortization, and other operating expenses.

Gross product margin is net product sales less cost of product sales, and gross product margin percentage is gross product margin as a percentage of net product sales. Gross product margin increased by $0.9 million, or 9.5% compared to 2018. The following schedule calculates gross product margin (dollars in thousands):

	For the three months ended		Favorable/(unfavorable)
	June 30, 2019	June 30, 2018	$ Change	% Change
Net product sales	$8,488	$6,858	$1,630	23.8%
Less: Cost of product sales	(6,693)	(5,935)	(758)	(12.8)%
Gross product margin	$1,795	$922	$873	9.5%
Gross product margin percentage	21.1%	13.5%

The $0.9 million increase in gross product margin was composed of the following:

●	$0.2 million favorable product sales volume as described above, and
●
$0.7 million from 7.7% favorable product margins related to initial benefits from our first automated assembly line, reduced contract labor cost, and stable volume, offset in part by the impact of geographic mix on average selling prices.

As noted above, we have commenced automated manufacturing on our first line and have two other lines on order. We expect the automation to both reduce our reliance on manual labor and contribute to improving margins.

Research and Development

This category includes costs incurred for clinical & regulatory affairs and other research & development, as follows (dollars in thousands):

	For the three months ended		Favorable/(unfavorable)
	June 30, 2019	June 30, 2018	$ Change	% Change
Clinical & regulatory affairs	$323	$200	$(123)	$61.5%
Other research & development	1,778	1,791	13	-%
Total Research and Development	$2,101	$1,991	$(110)	5.5%

The increase in clinical & regulatory affairs costs for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was primarily associated with obtaining new regulatory approvals.

Selling, General and Administrative Expense

Selling, general and administrative expense, or SG&A, includes administrative expenses, sales and marketing costs (including commissions), and other corporate items.

The $1.6 million, or 59%, increase in SG&A for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, was primarily associated with the inclusion of: costs from Chembio Diagnostics GmbH; legal, rent, and other costs related to the lease for our new Hauppauge, NY corporate headquarters, R&D labs, and manufacturing facility; and, higher non-cash equity compensation costs.

Other Income

Other income consists principally of interest income earned on our deposits, net of interest expense, which remained consistent in the second quarter of 2019 as compared to the second quarter of 2018.

Income Tax Provision

During the second quarter of 2019, we recognized a tax benefit of $0.1 million related to losses generated by our foreign subsidiaries. As of June 30, 2019 and 2018, our United States deferred tax assets included a full valuation allowance.

Six Months Ended June 30, 2019 versus Six Months Ended June 30, 2018

The results of operations for the six months ended June 30, 2019 and 2018 were as follows (dollars in thousands):

	June 30, 2019		June 30, 2018
TOTAL REVENUES	$17,892	100%	$16,437	100%

OPERATING COSTS AND EXPENSES:
Cost of product sales	11,464	65%	10,053	61%
Research and development expenses	4,318	24%	3,838	23%
Selling, general and administrative expenses	8,110	45%	4,954	30%
Acquisition Costs	396	2%	-	-%
	24,288		18,845

LOSS FROM OPERATIONS	(6,396)		(2,408)

OTHER INCOME	13		27

LOSS BEFORE INCOME TAXES	(6,383)	(36)%	(2,381)	(14)%

Income tax provision (benefit)	(380)		-
NET LOSS	$(6,003)		$(2,381)

Percentages in the table reflect the percent of total revenues.

Total Revenues

Total revenues during the six months ended June 30, 2019 were $17.9 million, an increase of $1.5 million, or 9% compared to the six months ended June 30, 2018. The increase in total net revenues was composed of the following:

●
$1.6 million, or 12%, increase in product sales, reflecting gains in Africa, the United States, and Europe, offset in part by lower sales in Asia and Latin America. Africa continued to benefit from our winning the single largest tender in our history for the supply of HIV tests to Ethiopia, together with meaningful commercial successes in that region. United States sales benefited from our winning back a large state program, and Europe reflects stable HIV self-testing and contribution from our acquisition of Chembio Diagnostics GmbH in November 2018. Asia and Latin America declines were affected by the timing of national tenders and demand scheduling differences, respectively.

●	$0.1 million, or 5%, decrease in R&D and grant and license and royalty revenues, consistent with the discussion above related to the second quarter of 2019 compared to the second quarter of 2018.

Gross Product Margin

Cost of product sales is primarily composed of material, labor, manufacturing overhead, depreciation and amortization, and other operating expenses.

Gross product margin increased by $0.2 million, or 6%, compared to the first half of 2018. The following schedule calculates gross product margin (dollars in thousands):

	For the six months ended		Favorable/(unfavorable)
	June 30, 2019	June 30, 2018	$ Change	% Change
Net product sales	$14,871	$13,256	$1,615	12.2%
Less: Cost of product sales	(11,464)	(10,053)	(1,411)	(14.0)%
Gross product margin	$3,407	$3,203	$205	6.4%
Gross product margin percentage	22.9%	24.2%

The $0.2 million increase in gross product margin was composed of the following:

●	$0.4 million favorable product sales volume as described above, offset in part by
●
$0.2 million from unfavorable product margins related to the impact of geographic mix on average selling price, partially offset by reduced contract labor to manually assemble our products and initial benefit from our first automated assembly line that started at the end of the first quarter of 2019.

The decreases in gross product margin and gross product margin percentage reflected increased labor (including contract labor) costs required to manually assemble our products and the impact of geographic mix on average selling prices. As noted above, we have commenced automated manufacturing on our first line and have two other lines on order. We expect the automation to both reduce our reliance on manual labor and contribute to improving gross product margin.

Research and Development

This category includes costs incurred for clinical & regulatory affairs and other research & development, as follows (dollars in thousands):

	For the six months ended		Favorable/(unfavorable)
	June 30, 2019	June 30, 2018	$ Change	% Change
Clinical & regulatory affairs	$763	$684	$(79)	11.5%
Other research & development	3,555	3,155	(400)	12.7%
Total Research and Development	$4,318	$3,839	$(479)	11.1%

The increase in clinical & regulatory affairs costs for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily associated with obtaining new regulatory approvals. The increase in other R&D costs related to customer programs.

Selling, General and Administrative Expense

The $3.1 million, or 63.3%, increase in SG&A for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, was primarily associated with the inclusion of: costs from Chembio Diagnostics GmbH; legal, rent, and other costs related to the lease for our new Hauppauge, NY corporate headquarters, R&D labs, and manufacturing facility; and, higher non-cash equity compensation costs.

Acquisition Costs

Acquisition costs for the six months ended June 30, 2019 included legal, due diligence, audit, and related costs associated with acquisitions. The $0.4 million increase in acquisition costs for the six months ended June 30, 2019 as compared to 2018 is associated with the acquisition of Chembio Diagnostics GmbH in November 2018.

Other Income

Other income consists principally of interest income earned on our deposits, net of interest expense, which remained consistent in the first half of 2019 as compared to the first half of 2018.

Income Tax Provision

During the first half of 2019, we recognized a tax benefit of $0.4 million related to losses generated by our foreign subsidiaries. As of June 30, 2019 and 2018, our United States deferred tax assets included a full valuation allowance.

Liquidity and Capital Resources

During the six months ended June 30, 2019, we funded our business operations, including capital expenditures and working capital requirements, principally from cash and cash equivalents. Our operations used cash flow of $7.2 million. As of June 30, 2019, we had no outstanding debt (excluding leases) other than a $0.3 million seller-financed note payable incurred in connection with our purchase of automated manufacturing equipment.

We continually evaluate our liquidity requirements, capital needs and availability of capital resources based on our operating needs and our planned growth initiatives. We believe our existing cash and cash equivalents and our cash flow from operating activities will be sufficient to meet our anticipated cash needs for at least the next twelve months. We are, as part of our efforts to accelerate growth of our business consistent with our long-term operating plan, currently evaluating the desirability of credit facility or other debt financing alternatives that would leverage our existing capital structure. We have not secured any commitment for a debt financing at this time, nor can we provide any assurance that any debt financing would be available on commercially acceptable terms or at all.

Our future working capital needs will depend on many factors, including the rate of our business and revenue growth, the timing of our continuing automation of U.S. manufacturing, and the timing of investment in our research and development as well as sales and marketing. If we are unable to increase our revenues and manage our expenses in accordance with our operating plan, or if we choose not to, or are unable to, complete a debt financing, we may not be able to generate the cash flow needed to fund our automation of U.S. manufacturing and our investment in research and development and sales and marketing at the time contemplated by our operating plan. In such an event, we may elect to reduce the level, or otherwise delay the timing, of such funding and/or such investments, which would likely curtail or delay the growth in our business contemplated by our operating plan and could impair or defer our ability to achieve profitability and generate cash flow.

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

Sources of Funds

Research and Development Awards. We frequently seek research and development programs that may be awarded by government, non-governmental organizations, and non-profit entities, including private foundations. During the six months ended June 30, 2019, we recognized grant revenue totaling $1.2 million from government, non-governmental organizations, and non-profit entities.

Working Capital. The following table sets forth selected working capital information:

June 30, 2019
(in thousands)
Cash and cash equivalents	$4,504
Accounts receivable, net of allowance for doubtful amounts	7,734
Inventories, net	9,071
Prepaid expenses and other current assets	570
Total current assets	21,879
Less: Total current liabilities	(6,477)
Working capital	$15,402

Current liabilities include $0.4 million current portion of operating and finance lease liabilities in accordance with Accounting Standards Codification Topic 842, Leases, which was adopted effective January 1, 2019.

Our cash and cash equivalents at June 30, 2019 were unrestricted and held for working capital purposes. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends. We have not entered into, and do not expect to enter into, investments for trading or speculative purposes. Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. Fluctuations vary depending on cash collections, client mix, and the timing of shipment of our products and the invoicing of our research and development activities.

Uses of Funds

Cash Flow Used in Operating Activities. Our operations used $7.2 million of cash during the six months ended June 30, 2019, due to the net loss adjusted for non-cash items for the six months of $4.9 million, a $0.3 million increase in accounts receivable related to an 8.8% increase in total revenue, a $1.2 million increase in inventory also associated with the increase in total revenue, $0.1 million increase in prepaid expenses, other current assets and deposits related to prepaid rent and security deposits for our new Hauppauge corporate headquarters facility, and a $0.6 million decrease in accounts payable and accrued liabilities.

Capital Expenditures. During the six months June 30, 2019, we continued to invest in manufacturing equipment and other fixed assets. Our capital expenditures totaled $1.1 million in the six months ended June 30, 2019.

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

Critical Accounting Estimates

There were no significant changes in our critical accounting estimates during the three months ended June 30, 2019 to augment the critical accounting estimates disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, other than those described in the Notes to the condensed consolidated financial statements included in this report.

Recently Issued Accounting Pronouncements

A discussion of recent accounting pronouncements is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and is updated in the Notes to the condensed consolidated financial statements included in this report.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any amounts of derivative financial instruments or derivative commodity instruments and, accordingly, have no material derivative risk to report under this Item. As of June 30, 2019, we did not have any foreign currency exchange contracts or purchase currency options to hedge local currency cash flows.

We are exposed to market risks from changes in currency exchange rates and certain commodity prices. All sales from our U.S. subsidiary, regardless of the customer location, are denominated in U.S. dollars. Sales denominated in foreign currencies are associated with the sales from our subsidiaries, Chembio Diagnostics Malaysia Sdn Bhd and Chembio Diagnostics GmbH, and composed approximately 7% of our total revenues for the six months ended June 30, 2019.

ITEM 4.	CONTROLS AND PROCEDURES

(a)
Disclosure Controls and Procedures. Under the supervision and with the participation of our senior management, consisting of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that as of June 30, 2019 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our Exchange Act reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.	EXHIBITS

Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chembio Diagnostics, Inc.

Date:	August 6, 2019	By:/s/ John J. Sperzel III
John J. Sperzel III
Chief Executive Officer and President

Date:	August 6, 2019	By: /s / Neil A. Goldman
Neil A. Goldman
Chief Financial Officer and Executive Vice President