Form 10-K
period 2019-12-31
CHEMBIO DIAGNOSTICS, INC.
filed 2020-03-13
CIK 1092662

UNITED STATES
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ______.

Commission File No. 0-30379

CHEMBIO DIAGNOSTICS, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0425691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 Wireless Boulevard, Hauppauge, NY	11788
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (631) 924-1135

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	CEMI	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common equity held by non-affiliates was $106,974,102.

As of  March 4, 2020, the registrant had 17,733,617 shares of common stock outstanding.

Documents Incorporated By Reference

Portions of the registrant’s proxy statement for its 2020 annual meeting of stockholders are incorporated by reference in Part III of this report.

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

Overview

We are a leading provider of point-of-care diagnostic products for the detection and diagnosis of infectious diseases. We have been expanding our product portfolio based upon our proprietary Dual Path Platform, which we refer to as DPP, which uses a small drop of blood from the fingertip to provide high-quality, cost-effective diagnostic results in approximately 15 minutes. We seek to build additional revenue streams by entering into technology collaborations with leading global healthcare companies to leverage the DPP technology platform.

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

On November 6, 2018, we completed our acquisition of opTricon GmbH, a Berlin-based developer and manufacturer of handheld analyzers for rapid diagnostic tests, which we believe will enable us to promote DPP tests and DPP Micro Readers more actively across global markets. On November 25, 2019, we completed our acquisition of Orangelife Comercio e Industria Ltda., a Brazilian manufacturer of lateral flow tests for infectious diseases to diversify our market channel penetration in Brazil and support Bio-Manguinos, a major customer.

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

Infectious disease tests constitute the largest and fastest growing, segment of the lateral flow test market. We currently are targeting lateral flow test solutions for infectious diseases: sexually transmitted disease and mosquito-borne disease. The market for lateral flow infectious disease tests is being driven by the high prevalence of infectious diseases globally, an increase in the geriatric population, growing demand for rapid test results, and advancements in multiplexing. Based on our review of third-party reports and other information, we estimate that the market for lateral flow infectious disease tests will increase from $1.4 billion in 2017 to $2.3 billion in 2022, representing a compound annual growth rate of 10.7%.

Products

Our point-of-care infectious disease portfolio is comprised of multiple commercial products, each serving unique customer requirements. The key advantages of our products, which are performed with a tiny drop of blood from the fingertip and provide results in approximately 15 minutes, include:

•	enhanced sensitivity and specificity;
•	advanced multiplexing; and
•	quantitative results, when used with DPP Micro Reader.

We have obtained FDA approvals and, directly or through our partners, international regulatory approvals for infectious disease tests as follows:

Product (Assay)	U.S.	International
DPP HIV 1/2	✓	✓
DPP HIV-Syphilis		✓
DPP Syphilis Screen & Confirm		✓
DPP Zika	✓	✓
DPP Leishmaniasis		✓
STAT-PAK HIV 1/2	✓	✓
STAT-PAK Chagas		✓
SURE CHECK HIV 1/2	✓	✓
SURE CHECK HIV 1/2 Self Test		✓

Organic growth in our core infectious disease business is being driven by:

•	growth in the overall market for lateral flow infectious disease tests, which we estimate will increase at a compound annual growth rate of 10.7% through 2022 (see “–Industry” above);
•	our increased market penetration in existing markets and channels, including in the United States, Latin America, Africa and Europe;
•	our registration of existing and new products in unchartered countries and regions, such as selected countries in Latin America and Southeast Asia;
•	our entry into new market segments, such as international HIV Self-Testing; and
•	advances in our product pipeline in infectious disease with key products including a multiplex test for HIV and syphilis in the U.S. market and tests for dengue, zika and chikungunya.

We market and sell both stand-alone and multiplex tests for sexually transmitted infectious diseases, such as HIV and syphilis. HIV and syphilis continue to be major global public health issues. According to WHO estimates:

•	HIV has claimed more than 35 million lives, including 770,000 in 2018. Approximately 37.9 million people were living with HIV at the end of 2018, and 1.7 million were newly infected during 2018.
•	There were 18.0 million prevalent cases of syphilis as of 2012, and 5.6 million new infections were estimated to occur annually.
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

We are seeking to address the global concerns related to HIV and syphilis co-infection through the development of a novel, multiplex test for both HIV and syphilis. We have developed a DPP HIV-Syphilis multiplex test and received regulatory approvals covering a number of international markets, including Brazil, Europe, Malaysia and Mexico. In the United States we completed a DPP HIV-Syphilis clinical trial but in February 2020 received a “not approvable” letter from the FDA with respect to our Premarket Approval, or PMA, application on our DPP HIV-Syphilis multiplex test for commercial use in the United States. The FDA has confirmed that, of the items that had been open for review in the PMA application, the syphilis arm of the study was acceptable, as were the results as they relate to the inclusion of pregnant women. The only remaining item requested of us was to repeat the reproducibility study, as one of the sites in the trial reported greater variability compared to the other sites. We have initiated the reproducibility study required by the FDA and, in parallel, accelerated the studies for a CLIA waiver, which can be submitted upon FDA approval of the PMA application. We believe we continue to be well-positioned to be the first company to introduce a multiplex rapid test for HIV and syphilis in the United States.

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

Since 2015 we have received over $12.2 million of funding from some of the world’s leading health organizations, which has helped us accelerate the expansion of our pipeline of infectious disease tests. Our collaborators have included Bill & Melinda Gates Foundation, The Paul G. Allen Family Foundation, The Oswaldo Cruz Foundation or FIOCRUZ, and the Foundation for Innovative New Diagnostics, or FIND, as well as U.S. government agencies such as Centers for Disease Control and Prevention, or CDC, the Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services, or BARDA, and the U.S. Department of Agriculture, or USDA.

Several tests in our infectious disease pipeline are approaching commercialization, and several have received initial regulatory approvals:

Product	Collaborator	Phase I Feasibility	Phase II Development	Phase III Verification &Validation	Phase IV Clinical & Regulatory	Phase V Commercial Launch
DPP HIV-Syphilis (US)	Self-funded	✓	✓	✓	✓	PMA/510K pending
DPP Dengue IgM/IgG (International)	Self-funded	✓	✓	✓	✓	CE and ANVISA[1]
DPP Dengue NS1 Antigen (International)	Self-funded	✓	✓	✓	✓	CE and ANVISA pending
DPP Zika IgM/IgG (International)	Self-funded	✓	✓	✓	✓	CE and ANVISA
DPP Chikungunya IgM/IgG (International)	Self-funded	✓	✓	✓	✓	CE and ANVISA
DPP ZCD IgM/IgG(International)	Self-funded	✓	✓	✓	✓	CE and ANVISA
DPP Zika IgM (US)	BARDA	✓	✓	✓	✓	FDA-EUA[2] FDA
DPP Ebola	CDC	✓	✓	✓	✓	FDA-EUA
DPP Fever Assay Asia	FIND	✓	✓	✓	✓	Field studies ongoing
DPP Fever Assay Africa	Paul Allen Foundation	✓	✓	✓

[1]	Agência Nacional de Vigilância Sanitária (Brazil)
[2]	Emergency Use Authorization

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

Product	Collaborator	Phase I Feasibility	Phase II Development	Phase III Verification &Validation	Phase IV Clinical/ Regulatory	Phase V Commercial Launch
DPP Rare Disease (undisclosed biomarker)	Takeda	✓	✓
Infectious Disease Portfolio	Lumira DX	✓	✓
DPP Biomarker Development Project (undisclosed biomarker)	AstraZeneca	✓	✓	✓		CE Mark[3]
DPP TBI	Perseus	✓	✓

[3]	For use in pharmaceutical research

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

Automation of U.S. Manufacturing

We are automating our U.S. manufacturing processes and expanding our manufacturing capacity. During 2018, we took delivery of our first automated manufacturing line. This automated manufacturing line provided DPP test production for Brazil and will allow assembly of various configurations of DPP tests. The automated line has an annual capacity of between five and ten million tests, depending on the test configuration, and uses vision-guided, robotic operation to improve inspection and quality control. During 2019, we took delivery of our second and third manufacturing lines that together, following commissioning and regulatory approvals, will support our other product platforms. As we transition from manual to automated assembly, we believe the reduced variable costs will improve product gross margins.

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

•	In October 2017, we signed a biomarker development project agreement with AstraZeneca, utilizing both our DPP and optical analyzer technologies.
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
•
In July 2019, we entered into a collaboration agreement with Shire Human Genetic Therapies, Inc., a wholly owned subsidiary of Takeda Pharmaceutical Company Limited, to develop a novel point-of-care diagnostic test to detect an undisclosed biomarker.

•
In November 2019, we acquired Orangelife Comercio e Industria Ltda. (Rio de Janeiro, Brazil), a privately held manufacturer of lateral flow test for infectious diseases, to expand our market penetration and support Bio-Manguinhos, a major customer.

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

Employees

As of December 31, 2019, we had 324 full-time equivalent employees, of whom 35 were in administration, 230 were in manufacturing, 42 were in research and development, and 17 were in sales and marketing and customer service. Of these employees, approximately 256 were located in the United States, 30 were located in Malaysia, 19 were located in Germany and 19 were located in Brazil.

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

The IDE application must be supported by appropriate data, such as analytical, animal and laboratory testing results, manufacturing information, and an Investigational Review Board, or IRB, approved protocol showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. If the clinical trial design is deemed to have “non-significant risk,” the clinical trial may be eligible for “abbreviated” IDE requirements. In some instances, clinical trials for in vitro diagnostic medical devices may be exempt from the more burdensome IDE requirements if certain labeling requirements are met.

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

After a PMA application is sufficiently complete, the FDA will accept the application and begin an in-depth review of the submitted information. By statute, the FDA has 180 days to review the “accepted application,” although, generally, review of the application can take between one and three years, but it may take significantly longer. During this review period, the FDA may request additional information or clarification of information already provided. Also, during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The preapproval inspections conducted by the FDA include an evaluation of the manufacturing facility to ensure compliance with the FDA’s quality systems regulations or QSR, as well as inspections of the clinical trial sites by the Bioresearch Monitoring group to evaluate compliance with good clinical practice and human subject protections. New PMA applications or PMA supplements are required for modifications that affect the safety or effectiveness of the device, including, for example, certain types of modifications to the device’s indication for use, manufacturing process, labeling and design. Significant changes to an approved PMA require a 180-day supplement, whereas less substantive changes may utilize a 30-day notice, or a 135-day supplement. Premarket approval supplements often require submission of the same type of information as a premarket approval application, except that the supplement is limited to information needed to support any changes from the device covered by the original premarket approval application, and it may not require as extensive clinical data or the convening of an advisory panel.

Our HIV 1/2 STAT-PAK Assay PMA application number BP050009/0 and our SURE CHECK 1/2 HIV Assay PMA application number BP050010/0 were approved by the FDA in May 2006. Our DPP HIV 1/2 Assay PMA application number BP120032/0 was approved by the FDA in December 2012.

510(k) Clearance Pathway

We are currently developing products that either will or are likely to require an FDA 510(k) clearance. We anticipate submitting a 510(k) for each such product to demonstrate that such proposed device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976, for which the FDA has not yet called for the submission of a 510(k). The FDA's 510(k) clearance pathway usually takes from three to twelve months but could take longer. In some cases the FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence.

If a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a new or major change in its intended use, will require a new 510(k) clearance or, depending on the modification, a PMA. The FDA requires each device manufacturer to determine whether the proposed change requires submission of a new 510(k) or a PMA, but the FDA can review any such decision and, if it disagrees with the manufacturer's determination, can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or PMA of the modified device is obtained.

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

Government Regulation of Medical Devices for Animal Subjects

We currently offer two veterinary devices in the United States: DPP VetTB Assay for Cervids and DPP VetTB Assay for Elephants. Diagnostic tests for animal health infectious diseases, including our veterinary devices for the prevention and/or treatment of animal disease, are regulated in the U.S. by the Center for Veterinary Biologics within the U.S. Department of Agriculture Animal and Plant Health Inspection Service, or APHIS, under the Virus, Serum, and Toxin Act of 1913. As a requirement, our veterinary devices were approved by APHIS before they could be sold in the U.S.

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

Environmental Laws

We believe that we are in compliance in all material respects with all foreign, federal, state, and local environmental regulations applicable to our manufacturing facilities. The cost of ongoing compliance with such regulations does not have a material effect on our operations.

Intellectual Property

Intellectual Property Strategy

Our intellectual property strategy is to:  (1) build our own intellectual property portfolio around our DPP technology and optical analyzers; (2) pursue licenses, trade secrets and know-how within the area of rapid point-of-care testing; and, (3) develop and acquire proprietary positions to certain reagents.

DPP Intellectual Property

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

Corporate Information

Our principal executive offices are located at 555 Wireless Boulevard, Hauppauge, New York 11788. Our telephone number is (631) 924-1135. Our website address is www.chembio.com. The information contained in, or accessible through, our corporate website does not constitute part of this report.

ITEM 1A.	RISK FACTORS

You should carefully consider each of the following risk factors and all of the other information provided in this Form 10-K in considering whether to make or continue to hold an investment in our Common Stock. The risks described below are those we currently believe may materially affect us. An investment in our Company involves a high degree of risk, and should be considered only by persons who can afford the loss of their entire investment.  Although we believe that these risks are the most important for you to consider, you should read this section in conjunction with our financial statements, the notes to those financial statements and our management’s discussion and analysis of financial condition and results of operations included in our periodic reports and incorporated into this Form 10-K by reference.

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

Our products require significant development and investment prior to commercialization, including testing to demonstrate the products’ performance capabilities, cost-effectiveness or other benefits. We must obtain regulatory approval before most products may be sold and additional development efforts on these products may be required before the products will be reviewed. However, regulatory authorities may not approve these products for commercial sale or may substantially delay or condition such approval. There may be little or no market for the product and entry into or development of new markets for our products may require an investment of substantial resources even if all applicable regulatory approvals are obtained. Furthermore, we may spend a significant amount of money on advertising or other activities and still fail to develop a market for the product. The success of our efforts may be affected by our ability to manufacture products in a cost-effective manner, whether we can obtain necessary intellectual property rights and protection and our ability to obtain reimbursement authorizations in the markets where the product will be sold. Therefore, if we fail to develop and gain commercial acceptance for our products, or if competitors develop more effective products or a greater number of successful new products, customers may decide not to purchase our products.

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

As new products incorporating new technologies enter the market, our products may become obsolete or a competitor’s products may be more effective or more effectively marketed and sold. If our competitors’ products take market share from our products through more effective marketing or competitive pricing, our revenues, margins and operating results could be adversely affected. In addition, our revenues and operating results could be negatively impacted if some of our customers internally develop or acquire their own sample collection devices and use those devices in place of our products in order to reduce costs.

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

The Company may not successfully manage the transition associated with the appointment of a new chief executive officer, which could have an adverse impact on the Company.

On January 9, 2020, we announced that John J. Sperzel III had notified the board of directors of his resignation as our Chief Executive Officer and President and one of our directors. On the same day, we announced that we had appointed Gail S. Page, one of our directors, to serve as our Interim Chief Executive Officer. On March 12, 2020, we announced that we had appointed Richard Eberly as our Chief Executive Officer, effective as of March 16, 2020.

The effectiveness of our new Chief Executive Officer, and our senior leadership team generally, following these transitions and any further transition as a result of these changes, could have a significant impact on our results of operations. Management transition is often difficult and inherently causes some loss of institutional knowledge, which could negatively affect our results of operations and financial condition. Our ability to execute our business strategies may be adversely affected by the uncertainty associated with these transitions.

Our Continued Growth Depends on Retaining Our Current Key Employees and Attracting Additional Qualified Personnel, and We may not be Able to do so.

Our success depends to a large extent upon the skills and experience of our executive officers, sales, marketing, operations and scientific staff. We may not be able to attract or retain qualified employees due to the intense competition for qualified personnel among medical products businesses and academic and other research institutions, as well as to geographic considerations, our ability to offer competitive compensation and benefits, and other reasons.

If we are not able to attract and retain the necessary qualified personnel to accomplish our business objectives, we may experience constraints that will adversely affect our ability to effectively manufacture, sell and market our products to meet the demands of our customers and strategic partners in a timely fashion, or to support internal research and development programs.

We have entered into employment contracts with our Interim Chief Executive Officer, Gail S. Page; our incoming Chief Executive Officer, Richard Eberly, our Chief Science & Technology Officer, Javan Esfandiari, and our Chief Financial Officer, Neil Goldman. Due to the specific knowledge and experience of these executives regarding the industry, technology and market generally and to our company specifically, the loss of the services of any one of these executives could have a material adverse effect on us. We have not obtained a key man insurance policy on any officer other than Mr. Esfandiari.

We may not generate the expected benefits of our acquisitions of opTricon GmbH or Orangelife Comercio e Industria Ltda. and the integration of the acquisitions could disrupt our ongoing business, distract our management and increase our expenses.

We acquired opTricon GmbH, or opTricon, and Orangelife Comercio e Industria Ltda., or Orangelife, in November 2018 and November 2019, respectively, with the expectation that the acquisition will result in various benefits, including securing global commercial rights and reducing cost of goods. Achieving the anticipated benefits of either acquisition is subject to a number of uncertainties, including whether our business and the businesses of opTricon or Orangelife can be integrated in an efficient and effective manner. We cannot assure you that we will be able to accurately forecast the performance or ultimate impact of either the opTricon acquisition or the Orangelife acquisition.

The integration processes may take longer than anticipated and result in the loss of valuable employees, the incurrence of additional and unforeseen expenses, the disruption of our ongoing business, processes and systems, or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect our ability to achieve the anticipated benefits of the acquisitions. There may be increased risk due to integrating financial reporting and internal control systems. The integration processes are subject to a number of uncertainties, and no assurance can be given that the anticipated benefits, expense savings and synergies will be realized or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect our future business, financial condition, operating results and prospects.

We have incurred and will continue to incur non-recurring expenses in connection with the opTricon acquisition and the Orangelife acquisition, including legal, accounting and other expenses. Additional unanticipated costs may be incurred following consummation of the opTricon acquisition or the Orangelife acquisition in the course of the integration of the respective businesses into our business. We cannot be certain that the realization of efficiencies related to the integration of the two businesses will offset the transaction and integration costs in the near term, or at all, or any losses from undiscovered liabilities not covered by an indemnification from the sellers of opTricon or Orangelife.

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

In April 2017, the European Parliament passed the Medical Devices Regulation (Regulation 2017/745), which repeals and replaces the European Union Medical Devices Directive and the Active Implantable Medical Devices Directive. Unlike directives, which must be implemented into the national laws of the European Economic Area, which we refer to as the EEA, member States, the regulations would be directly applicable, i.e., without the need for adoption of EEA member State laws implementing them, in all EEA member States and are intended to eliminate current differences in the regulation of medical devices among EEA member States. The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. The Medical Devices Regulation will, however, only become fully applicable three years after publication (in May 2020). Once applicable, the Medical Devices Regulation will, among other things:

•	strengthen the rules on placing devices on the market and reinforce surveillance once they are available;
•	establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
•	improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
•	set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and
•	strengthen rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

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

Developments Related to the U.K.’s Referendum On Membership in the E.U. Could Adversely Affect Us.

On June 23, 2016, the United Kingdom voted in favor of leaving the European Union, or E.U.. On January 24, 2020, the U.K. and the E.U. entered into a withdrawal agreement pursuant to which the U.K. formally left the E.U. on January 31, 2020, but will, for a transition period ending on December 31, 2020, maintain access to the E.U. single market and to the global trade deals negotiated by the E.U. on behalf of its members and remain subject to E.U. law. The ultimate impact of the “leave” vote will depend on the terms that are negotiated in relation to the U.K.’s future relationship with the E.U. “Brexit” could impair our ability to transact business in the U.K. and E.U. countries. Brexit has already and could continue to contribute to instability in the global financial markets. The long-term effects of Brexit will depend in part on any new trade agreements the U.K. makes to retain access to E.U. markets following the U.K.’s withdrawal transition period from the E.U. Negotiations of a trade agreement may be unsuccessful, and the U.K. may not reach agreement with the E.U. on the future terms of the U.K.’s relationship with the E.U.

Without an agreement, there will be a period of considerable uncertainty particularly in relation to the financial and banking markets and the regulation of our industry, including the regulatory approval process.

We expect that Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replicate or replace. If the U.K. were to significantly alter its regulations affecting the pharmaceutical industry, we could face significant new costs relating to the development, manufacture, and marketing of our current and future products. It may also be time-consuming and expensive for us to alter our internal operations in order to comply with any new regulations.

Among other outcomes, Brexit could disrupt the free movement of goods, services and people between the U.K. and the E.U., and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in the U.K. and the E.U. In addition, changes to U.K. immigration policy as a result of Brexit could adversely affect our ability to retain talent for our European operations. Given the lack of comparable precedent, it is unclear what financial, trade, regulatory, and legal implications the final withdrawal of the U.K. from the E.U. would have and how such withdrawal would affect us. Any of these effects, and others we cannot anticipate, could negatively affect our business and financial condition.

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

Financial, Economic and Financing Risks

We have incurred losses in recent years and we are uncertain about our future profitability.

We incurred an operating loss every year from 2014 through 2019.  Under our operating plans, we have made, and plan to continue to make, significant investments in our production capacity, including in expanding facilities and automating manufacturing, and in our sales and marketing, regulatory approval, and research and development activities. Our ability to achieve profitability and generate cash flow in the future will depend on our ability to increase sales of our existing products and to successfully introduce new and enhanced products into the marketplace, all while controlling and managing our expenses consistent with our operating plan.

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

The failure to comply with the terms of our Credit Agreement and Guaranty could result in a default under its terms and, if uncured, could result in action against our pledged assets and dilution of our stockholders.

On September 3, 2019, we entered into a Credit Agreement and Guaranty, or Credit Agreement, with Perceptive Credit Holdings II, LP, or Perceptive. Under the Credit Agreement, we received a $20,000,000 senior secured term loan credit facility, which was drawn in full on September 4, 2019. In connection with the Credit Agreement, we issued a warrant to purchase up to 550,000 shares of our common stock. The credit agreement is secured by a first priority, perfected lien on substantially all of our property and assets, including our equity interests in our subsidiaries.

The Credit Agreement also contains covenants that restrict our ability to finance future operations or capital needs or to engage in other business activities. The Credit Agreement restricts our ability and the ability of our restricted subsidiaries to:

•	incur, assume or guarantee additional Indebtedness (as defined in the Credit Agreement);
•	repurchase capital stock;
•	make other restricted payments including, without limitation, paying dividends and making investments;
•	create liens;
•	sell or otherwise dispose of assets, including capital stock of subsidiaries;
•	enter into agreements that restrict dividends from subsidiaries;
•	enter into mergers or consolidations; and
•	enter into transactions with affiliates

In addition, the Credit Agreement also contain covenants requiring us and our subsidiaries to maintain cash and cash equivalents held in one or more accounts subject to the first priority perfected security interests of the lenders under the Credit Agreement of not less than $3,000,000. The Credit Agreement also provides for specified quarterly minimum consolidated net revenue covenants of us and our subsidiaries for the trailing twelve-month period ended on each such calculation date during the term of the Credit Agreement. A breach of any of these covenants would result in a default under the Credit Agreement. If an event of default under our Credit Agreements occurs, Perceptive could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If we were unable to pay such amounts, Perceptive could proceed against the collateral pledged to them. We have pledged our inventory, accounts receivable, cash, securities, other general intangibles and the capital stock of certain subsidiaries to the lenders. In such an event, we cannot assure you that we would have sufficient assets to pay amounts due under the Credit Agreement.

Servicing our debt will require a significant amount of cash. Our ability to generate sufficient cash to service our debt depends on many factors beyond our control.

Our ability to make payments on and to refinance our debt, to fund planned capital expenditures, and to maintain sufficient working capital depends on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or from other sources in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. In the year ended December 31, 2019, our operations used $9.1 million in cash. If our cash flow and capital resources are insufficient to allow us to make scheduled payments on our debt, we may need seek additional capital or restructure or refinance all or a portion of our debt on or before the maturity thereof, any of which could have a material adverse effect on our business, financial condition or results of operations. We cannot assure you that, if needed, we would be able to refinance any of our debt on commercially reasonable terms or at all, or that the terms of that debt will allow any of the above alternative measures or that these measures would satisfy our scheduled debt service obligations. If we are unable to generate sufficient cash flow to repay or refinance our debt on favorable terms, it could significantly adversely affect our financial condition. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. There can be no assurance that we will be able to obtain any financing when needed.

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

The revenues and expenses of Chembio Diagnostics Malaysia, opTricon and Orangelife, one of our subsidiaries, are recorded in Malaysian Ringgit, in Euros and Brazilian Real, respectively. Revenues and expenses denominated in foreign currencies are translated into U.S. dollars for purposes of reporting our consolidated financial results. Our expectation is that the Chembio Diagnostics Malaysia, opTricon and Orangelife businesses will continue to grow and, consequently, our exposure to foreign currency exchange rates may grow as well.

Our foreign subsidiaries’ revenues and expenses and the translation of their financial results into U.S. dollars may be negatively affected by fluctuations in the exchange rate. Favorable movement in exchange rates have benefited us in prior periods. However, where there are unfavorable currency exchange rate fluctuations, our consolidated financial statements could be negatively affected. Furthermore, fluctuations in exchange rates could affect year-to-year comparability of operating results. In the past, we have not generally entered into hedging instruments to manage our currency exchange rate risk, but we may need to do so in the future. However, our attempts to hedge against these risks may not be successful. If we are unable to successfully hedge against unfavorable foreign currency exchange rate movements, our consolidated financial results may be adversely impacted.

We Operate in Countries where there is or may be Widespread Corruption.

We have a policy in place prohibiting our employees, distributors and agents from engaging in corrupt business practices, including activities prohibited by the U.S. Foreign Corrupt Practices Act. Nevertheless, because we work through independent sales agents and distributors outside the United States, we do not have control over the day-to-day activities of such independent agents and distributors. In addition, in the donor-funded markets in Africa where we sell our products, there is significant oversight from PEPFAR, the Global Fund, and advisory committees comprised of technical experts concerning the development and establishment of national testing protocols.  This is a process that includes an overall assessment of a product which includes extensive product performance evaluations including five active collaborations and manufacturer’s quality systems, as well as price and delivery.  In Brazil, where we operate our subsidiary Orangelife and have had numerous product collaborations with FIOCRUZ, the programs through which our products may be deployed are all funded by the Brazilian Ministry of Health. Although FIOCRUZ is affiliated with the Brazilian Ministry of Health, and is its sole customer, FIOCRUZ is not the exclusive supplier for the Ministry of Health. However, because each of our previous collaborations with FIOCRUZ incorporates a technology transfer aspect, we believe we have a competitive advantage versus other suppliers to the Brazilian Ministry of Health, assuming other aspects of our product offering through FIOCRUZ are otherwise competitive in comparison. We have no knowledge or reason to know of any activities by our employees, distributors or sales agents of any actions which could be in violation of the FCPA, although there can be no assurance of this.

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

We Base Our Estimates or Judgments Relating to Critical Accounting Policies on Assumptions that can Change or Prove to be Incorrect.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States and our discussion and analysis of financial condition and results of operations is based on such statements. The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We continuously evaluate significant estimates used in preparing our financial statements, including those related to (i) revenue recognition; (ii) stock-based compensation; (iii) allowance for uncollectible accounts receivable; (iv) inventory reserves and obsolescence; (v) customer sales returns and allowances; (vi) contingencies; and (vii) income taxes, (viii) goodwill and intangibles, (ix) business acquisition, and (x) research and development costs.

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

Our Global Operations may be Adversely Effected by the Coronavirus Outbreak and Face Risks that could Impact our Business.

A novel strain of coronavirus, COVID-19, originated in Wuhan, China, in December 2019. As of March 2020, the virus has spread globally, including to the United States, Malaysia, Germany and Brazil. Our business operations in those locations are subject to potential business interruptions arising from protective measures that may be taken by the respective governments, agencies or other governing bodies in each country. Business disruptions in other countries also could negatively affect the sources and availability of components and materials that are essential to the operation of our business. Extended periods of interruption to our U.S. or international operations due to the coronavirus outbreak could adversely impact the growth of our business, could cause us to cease or delay operations, and could prevent our customers from receiving shipments or processing payments.

The extent to which the coronavirus impacts our global business, sales and results of operations will depend on future developments, which are highly uncertain and cannot be predicted. This includes new information that may emerge concerning the severity of the coronavirus, the spread and proliferation of the coronavirus around the world, and the actions taken to contain the coronavirus or treat its impact, among others.

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

Any Future Intellectual Property Disputes could Require Significant Resource and Limit or Eliminate Our Ability to Sell Products or Use Certain Technologies.

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

Our inability to comply with the applicable requirements of the FDA can result in, among other things, 483 notices, warning letters, administrative or judicially imposed sanctions such as injunctions, recall or seizure of products, civil penalties, withdrawal of product registrations, total or partial suspension of production, refusal to grant premarket clearance for devices, a determination that a device is not approvable, marketing clearances or approvals, or criminal prosecution. For example, in February 2020, we received a “not approvable” letter from the U.S. Food and Drug Administration with respect to our premarket approval submission on our DPP HIV-Syphilis multiplex test for commercial use in the United States. The ability of our suppliers to supply critical components or materials and of our distributors to sell our products could also be adversely affected if their operations are determined to be out of compliance. Such actions by the FDA and other regulatory bodies could adversely affect our revenues, costs and results of operations.

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

Our Management and Larger Stockholders Exercise Significant Control Over Us.

As of December 31, 2019, 25.5% of our outstanding common stock was beneficially owned by our executive officers, directors and 5% stockholders including three large investors that beneficially own 21%, of our outstanding common stock. For the foreseeable future, and assuming these ownership percentages continue to apply, to the extent that these parties vote similarly, they may be able to exercise significant control over many matters requiring approval by the board of directors or our stockholders.  As a result, they may be able to:

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

ITEM 2.	PROPERTIES

Our U.S. manufacturing, administrative offices, and research facilities are located in leased space in Medford, New York, pursuant to a lease covering approximately 39,650 square feet and expiring on June 30, 2021.

On February 5, 2019, we entered into a commercial real estate lease for new corporate headquarters comprised of 70,000 square feet of office, research and development, and warehouse space located in Hauppauge, New York. The lease has an initial term of eleven years that can be extended, at our option, for two additional terms of five years each. Rent under the lease, which is payable in monthly installments, totals approximately $900,000 for the initial year and then increases by approximately three percent each succeeding year.

On February 5, 2019, we also entered into an agreement to sublet the space at Holbrook, New York. The sublease has a term that (a) commenced on the date we vacate the premises and (b) terminate on April 29, 2020. The sublessee has paid us 50% of our rent and additional rent payments, which will total approximately $100,000 per year during the term of the sublease.

Our European headquarters and Center of Excellence for Optical Technology is located in leased office and manufacturing space in Berlin, Germany. Our Southeast Asia manufacturing, warehouse, and commercial facilities are located in leased space in Kuala Lumpur, Malaysia. Our Latin America manufacturing, warehouse, and commercial facilities are located in Rio de Janeiro, Brazil. We regularly review our real estate portfolio and develop footprint strategies to support our customers’ global plans, while at the same time supporting our technical needs and controlling operating expenses.

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

Holders

As of March 1, 2020, there were 132 record owners of our Common Stock (including nominee holders such as banks and brokerage firms who hold shares for beneficial owners).

Recent Sales of Unregistered Securities

During the year ended December 31, 2019, we issued unregistered securities in connection with the acquisition of Orangelife. See Note 2 - Acquisitions, for further discussion.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2019.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and related notes included in this report. In addition to historical information, the following discussion contains forward-looking statements that involves risks, uncertainties and assumptions. See “Special Note Regarding Forward-Looking Statements” at page 4 of this report. Please read “Item1A. Risk Factors” for a discussion of factors that could cause our actual results to differ materially from our expectations.

The following discussion is presented in six sections:

•	Executive Overview
•	Consolidated Results of Operations
•	Liquidity and Capital Resources
•	Significant Accounting Policies and Critical Accounting Estimates
•	Recently Issued Accounting Pronouncements

Executive Overview

Through our wholly owned subsidiaries, Chembio Diagnostic Systems Inc., Chembio Diagnostics Malaysia Sdn Bhd, Chembio Diagnostics Germany, and Chembio Diagnostics Brazil we develop, manufacture and commercialize point-of-care diagnostic tests that are used to detect or diagnose diseases. All products that are currently being developed are based on our patented DPP technology, a novel point-of-care diagnostic platform that offers certain customer advantages as compared to traditional lateral flow technology. Chembio was formed in 1985.

Recent operational accomplishments and highlights include:

•	Achieved product sales of $28.8 million for full year 2019, an increase of 3.3% over prior year
•	Achieved total revenue of $34.5 million for full year 2019, a decrease of 0.3% over prior year
•
Acquired Orangelife Comercio e Industria Ltda., a privately-held Brazilian manufacturer of lateral flow tests for infectious diseases to diversify and expand our market penetration in Brazil and support Bio-Manguinhos, a major customer.

•	Received WHO Prequalification approval for the HIV Self-Test and our Malaysian production facility
•	Successfully completed the technical feasibility phase for a rare disease with Takeda Pharmaceutical.
•	Initiated production on our fully-automated DPP test manufacturing line and took delivery of our second and third automated lines for our other product platforms.

We strengthened our balance sheet by entering a credit agreement with Perceptive Credit Holdings II, LP. for a $20 million term loan. See “—Liquidity and Capital Resources.”

The Company’s product commercialization and product development efforts are focused on infectious disease testing and technology collaborations. In infectious disease, the Company is commercializing tests for HIV and Syphilis, Zika virus, and developing tests for malaria, dengue virus, chikungunya virus, ebola, lassa, Marburg, leptospirosis, Rickettsia typhi, Burkholderia pseudomallei, and Orientia tsutsugamushi, individually or as part of fever panel tests. Through technology collaborations, the Company is developing tests for concussion, bovine tuberculosis, a rare disease in collaboration with Takeda Pharmaceutical, and a biomarker development project in collaboration with AstraZeneca.

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

Consolidated Results of Operations

The results of operations for the years ended December 31, 2019 and 2018 were as follows:

	Year Ended December 31,
	2019		2018

TOTAL REVENUES	$34,464,032	100%	$34,581,440	100%

COSTS AND EXPENSES:
Cost of product sales	22,394,317	65%	22,599,432	65%
Research and development expenses	8,538,416	25%	8,526,256	26%
Selling, general and administrative expenses	16,138,424	47%	11,100,775	33%
Acquisition costs	721,465	2%	337,645	1%
	47,792,622	139%	42,564,108	25%
LOSS FROM OPERATIONS	(13,328,590)	(39)%	(7,982,668)	(23)%

OTHER (LOSS)/INCOME	(846,831)	(2)%	49,498	0%

LOSS BEFORE INCOME TAXES	(14,175,421)	(41)%	(7,933,170)	(23)%

Income tax benefit	(500,292)	(2)%	(67,521)	0%
NET LOSS	$(13,675,129)	(39)%	$(7,865,649)	(23)%

Percentages in the table reflect the percent of total revenues.

Total Revenues

Total revenues during the year ended December 31, 2019 were $34.5 million, a decrease of $0.1 million, or 0.3% compared to 2018. The decrease in total revenues was comprised of the following:

•
$0.9 million, or 3.3% increase in net product sales, reflecting gains in U.S., Europe, and Latin America, offset in part by lower sales in Africa and Asia. U.S. sales benefited from our winning back a large public health program and Latin America benefited from initial sales of Zika, Chikungunya, and Dengue Fever tests, both standalone and in the multiplex version. Europe includes contribution from our acquisition of Chembio Diagnostics GmbH in November 2018. Asia and Africa declines were affected by the timing of national tenders.

•
$1.0 million, or 15.7% decrease in R&D and grant, and license and royalty revenues compared to 2018, relating to the timing and cadence of customer program schedules and their related performance obligations.

Gross Product Margin

Cost of product sales is primarily comprised of material, labor, manufacturing overhead, depreciation and amortization, and other operating expenses. Gross product margin is net product sales less cost of product sales, and gross product margin percentage is gross product margin as a percentage of net product sales.

Gross product margin increased by $1.1 million, or 21.4% compared to 2018. The following schedule calculates gross product margin:

	For the years ended December 31		Favorable/ (unfavorable)	% Change
	2019	2018
	(in thousands)
Net product sales	$28,845	$27,913	$932	3.3%
Less: Cost of product sales	(22,394)	(22,599)	205	(0.9%)
Gross product margin	$6,451	$5,314	$1,137	21.4%
Gross product margin %	22.4%	19.0%

The $1.1 million increase in gross product margin was comprised of the following:

•	$0.2 million from favorable product sales volume as described above, and
•
$0.9 million from favorable product margins, related to the impact of geographic mix on average selling price, initial benefits from our first automated assembly line, and reduced contract labor costs.

Research and Development

This category includes costs incurred for clinical and regulatory affairs and other research and development, as follows:

	For the years ended December 31		Favorable/ (unfavorable)	% Change
	2019	2018
	(in thousands)
Clinical and regulatory affairs	$1,516	$1,307	$(209)	(16.0)%
Other research and development	7,022	7,219	197	2.7%
Total research and development	$8,538	$8,526	$(12)	(0.1)%

The increase in clinical & regulatory affairs costs for 2019 as compared to 2018 is primarily associated with new product negotiations in new countries and around the world and clinical trial costs. The decrease in other research and development costs is correlates to the reduction in R&D revenue noted above.

Selling, General and Administrative Expense

Selling, general and administrative expense includes administrative expenses, sales and marketing costs including commissions, and other corporate items. The $5.0 million, or 45.4% increase in selling, general and administrative expenses for the year ended December 31, 2019 as compared to 2018 includes $0.9 million costs from Chembio Diagnostics Germany, $1.1 million higher non-cash equity compensation costs, and $0.7 million of rent and other costs related to leasing our new facility in Hauppauge, NY, which were partially non-cash in 2019 due to the lease terms.

Acquisition Costs

Acquisition costs include legal, due diligence, audit, and related costs associated with acquisitions. The $0.4 million increase in acquisition costs for the year ended December 31, 2019 as compared to 2018 is associated with spending related to acquisitions. During 2019, these included an audit required for Chembio Diagnostics Germany, as well as diligence and legal costs related to the acquisition of Chembio Dignostics Brazil in November 2019.

Other Income and Expense

Other income and expenses are principally interest income earned on our deposits, net of interest expense, which increased by approximately $0.9 million for 2019 as compared to 2018 due to the interest paid on the term loan debt the company entered into in September 2019.

Income Tax Provision

For 2019 we recognized a tax benefit of $0.6 primarily attributable to the loss generated by Chembio Diagnostics Malaysia. As of December 31, 2019 and 2018, the Company recorded a full valuation allowance against its net deferred tax assets.

Liquidity and Capital Resources

During 2019, we funded our business operations, including capital expenditures and working capital requirements, principally from cash and cash equivalents. Our operations used $9.1 million of cash. As of December 31, 2019, we had outstanding debt (excluding leases) in the amount of $20.2 million (carrying amount of $17.7 million), consisting of loans of $20.0 million under a credit agreement entered into on September 3, 2019 (see “—Sources of Funds—Credit Agreement” below) and $0.2 million under a seller-financed note payable incurred in connection with our purchase of automated manufacturing equipment.

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

Equity and Equity-Related Securities. We did not raise additional capital from a public offering of Common Stock in 2019.

Research and Development Awards. We frequently seek research and development programs that may be awarded by government, non-governmental organizations, and non-profit entities, including private foundations.

Since 2015 we have earned over $12.2 million of funding from some of the world’s leading health organizations, which has helped us accelerate the expansion of our pipeline of infectious disease tests. Our collaborators have included Bill & Melinda Gates Foundation, The Paul G. Allen Family Foundation, FIOCRUZ and FIND, as well as U.S. government agencies such as CDC, BARDA and the U.S. Department of Agriculture. See “Item 1. Business—Products” above. During the year ended December 31, 2019, we recognized grant revenue totaling $1.4 million from government, non-governmental organizations, and non-profit entities.

Working Capital. The following table sets forth selected working capital information:

December 31, 2019
(in thousands)
Cash and cash equivalents	$18,271
Accounts receivable, net	3,661
Inventories, net	9,598
Prepaid expenses and other current assets	693
Total current assets	32,223
Less: Total current liabilities	(6,442)
Working capital	$25,781

Our cash and cash equivalents at December 31, 2019 were unrestricted and held for working capital purposes. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends. We have not entered into, and do not expect to enter into, investments for trading or speculative purposes. Our accounts receivable and inventory balances fluctuate from period to period, which affects our cash flow from operating activities. Fluctuations vary depending on cash collections, client mix, and the timing of shipment of our products and the invoicing of our research and development activities.

Uses of Funds

Cash Flow Used in Operating Activities. Our operations used $9.1 million of cash during the year ended December 31, 2019, primarily due to the net loss adjusted for non-cash items of $10.6 million, a $3.8 million decrease in accounts receivable related to favorable collections timing, and a $1.5 million increase in inventory related to supply chain timelines.

Acquisition. In November 2019, we acquired all of the equity interests of Orangelife for a purchase price net of cash acquired of $100,000 in cash, and 153,707 common shares, with an additional 316,456 common shares that would be deliverable as an earnout, based on the achievement of certain milestones between 2020 and 2022.

Capital Expenditures. During the year ended December 31, 2019, we advanced our plan to invest in automated manufacturing equipment, facilities, and other fixed assets. Our capital expenditures totaled $3.5 million in 2019.

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

Revenue Recognition

We recognize revenue for product sales in accordance with FASB ASC 606, Revenue from Contracts with Customers. Revenues from product sales are recognized when the customer obtains control of our product, which occurs at a point in time, typically upon tendering to the customer. We expense incremental costs of obtaining a contract as and when incurred because the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial. Freight and distribution activities on products are performed after the customer obtains control of the goods. We have made an accounting policy election to account for shipping and handling activities that occur either when or after goods are tendered to the customer as a fulfillment activity, and therefore recognizes freight and distribution expenses in Cost of Product Sales. The Company excludes certain taxes from the transaction price (e.g., sales, value added and some excise taxes).

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

Stock-Based Compensation

We recognize the fair value of equity-based awards as compensation expense in our consolidated statement of operations. The fair value of restricted stock and restricted stock unit awards are their fair value on the date of grant. The fair value of our stock option awards was estimated using a Black-Scholes option valuation model. This valuation model’s computations incorporate highly subjective assumptions, such as the expected stock price volatility and the estimated life of each award. The fair value of equity-based awards, after considering the effect of expected forfeitures, is then amortized, generally on a straight-line basis, over the related vesting period of the option.

Research and Development Costs

Research and development activities consist primarily of new product development, continuing engineering for existing products, and regulatory and clinical trial costs.  Costs related to research and development efforts on existing or potential products are expensed/accrued as incurred.

Inventories

Inventories are stated at the lower of cost and net realizable value, using the first-in, first-out method, or FIFO, to determine cost.  Our policy is to periodically evaluate the market value of the inventory and the stage of product life cycle, and record a reserve for any inventory considered slow moving or obsolete. For example, each additional 1% of obsolete inventory would reduce such inventory by approximately $95,980.

Accounts Receivable

Our policy is to review our accounts receivable on a periodic basis, no less frequently than monthly. On a quarterly basis an analysis is made of the adequacy of our allowance for doubtful accounts and adjustments are made accordingly. The current allowance is approximately 0.6% of accounts receivable. For example, each additional 1% of accounts receivable that becomes uncollectible would reduce such balance of accounts receivable by approximately $36,613.

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

We use all available information to estimate fair values. We typically engage outside appraisal firms to assist in the fair value determination of identifiable intangible assets and any other significant assets or liabilities. We may adjust the preliminary purchase price allocation, if necessary, up to one year after the acquisition closing date if we obtain more information regarding asset valuations and liabilities assumed that materially differs from the information available during the time of close.

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

Goodwill and Intangible Assets

We periodically review goodwill for impairment indicators. We review goodwill for impairment annually in the fourth quarter or more frequently if events or changes in circumstances indicate that goodwill might be impaired. We perform the goodwill impairment review at the reporting unit level. We perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If not, no further goodwill impairment testing is performed. If so, we perform the step discussed hereafter. Our qualitative assessment involves significant estimates, assumptions, and judgments, including, macroeconomic conditions, industry and market conditions, our financial performance, reporting unit specific events and changes in our share price.

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

Recently Issued Accounting Pronouncements

Refer to Note 3 – Significant Accounting Policies to the audited consolidated financial statements included herein for a complete description of recent accounting standards which we have not yet been required to implement which may be applicable to our operations. Additionally, the significant accounting standards that have been adopted during the year ended December 31, 2019 are described.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and schedules that constitute Item 8 are attached at the end of this report.  An index to the Consolidated Financial Statements and schedules is also included on page F-1 of this report.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2019. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019 at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by the board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Under the supervision and with the participation of our Interim Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019. In making their assessment of internal control over financial reporting, our management used the criteria described in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our evaluation included documenting, evaluating and testing of the design and operating effectiveness of our internal control over financial reporting. Based on this evaluation, we concluded that our controls over financial reporting were effective as of December 31, 2019.

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
Hauppauge, New York

Opinion on Internal Control over Financial Reporting

We have audited Chembio Diagnostics, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes and our report dated March 13, 2020 expressed an unqualified opinion thereon.

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
March 13, 2020

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

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) See “Item 8. Financial Statements and Supplementary Data – Index to Consolidated Financial Statements” above.

(b) Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation, as amended, of Chembio Diagnostics, Inc.
3.2	Amended and Restated Bylaws, of Chembio Diagnostics, Inc.
4.1	Warrant to Purchase Common Stock dated as of September 3, 2019, issued by Chembio Diagnostics, Inc. to Perceptive Credit Holdings II, LP
10.1(a)*	2008 Stock Incentive Plan, as amended
10.1(b)*	Form of Option for 2008 Stock Incentive Plan
10.2(a)*	2014 Stock Incentive Plan
10.2(b)*	Form of Option for 2014 Stock Incentive Plan
10.3*	2019 Omnibus Incentive Plan
10.4*	Restated Annual Incentive Bonus Plan of Chembio Diagnostics, Inc., adopted as of March 15, 2019
10.5*	Letter agreement dated January 17, 2020, between Chembio Diagnostics, Inc. and Gail S. Page
10.6(a)*	Employment Agreement dated March 5, 2016 between Chembio Diagnostics, Inc. and Javan Esfandiari
10.6(b)*	Amendment No. 1 dated March 20, 2019 between Chembio Diagnostics, Inc. and Javan Esfandiari, amending the Employment Agreement dated March 5, 2016
10.7*	Employment Agreement dated September 14, 2017 between Chembio Diagnostics, Inc. and Sharon Klugewicz
10.8(a)*	Employment Agreement dated December 18, 2017 between Chembio Diagnostics, Inc. and Neil A. Goldman
10.8(b)*	Amendment No. 1 dated January 21, 2019 between Chembio Diagnostics, Inc. and Neil A. Goldman, amending Employment Agreement dated December 18, 2017
10.9*	Offer Letter dated October 19, 2016 between Worldwide Workplace Ireland and Robert Passas, with respect to employment by Chembio Diagnostics Systems, Inc.
10.10	Separation and Release Agreement, dated January 7, 2020, between Chembio Diagnostics, Inc. and John J. Sperzel III
10.11(a)	Lease Agreement, dated February 15, 2017, between Horseblock Associates and Chembio Diagnostics, Inc. with respect to 3661 Horseblock Road, Medford, New York, as amended
10.11(b)
Agreement of Sublease dated February 5, 2019 between Chembio Diagnostic Systems Inc., as sublessor, and Reliance Communications of New Jersey, LLC, as sublessee, with respect to 3661 Horseblock Road, Medford, New York, as amended

10.12	Lease Agreement, dated February 4, 2013, between Sherwood Corporate Center LLC and Chembio Diagnostics, Inc. with respect to 91-1A Colin Drive, Holbrook, New York, as amended on September 19, 2017
10.13	Lease Agreement dated February 5, 2019 between Myra Properties, LLC, as lessor, and Chembio Diagnostic Systems Inc., as lessee, with respect to 555 Wireless Boulevard, Hauppauge, New York.
10.14†
Credit Agreement and Guaranty dated as of September 3, 2019, among Chembio Diagnostics, Inc., as the Borrower, the Guarantors from time to time party thereto, and Perceptive Credit Holdings II, LP and its successors and assigns party thereto, as Administrative Agent and as a Lender

14.1	Ethics Policy
21.1	List of Subsidiaries of Chembio Diagnostics, Inc.
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Indicates management contract or compensatory plan.
†
Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. We hereby undertake to furnish copies of the omitted exhibits and schedules upon request by the Securities and Exchange Commission, provided that we may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 for the exhibits and schedules so furnished.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEMBIO DIAGNOSTICS, INC.

March 13, 2020	By	/s/ Gail S. Page
Gail S. Page
Interim Chief Executive Officer

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Gail S. Page	Interim Chief Executive Officer and Director	March 13, 2020
Gail S. Page	(Principal Executive Officer)

/s/ Neil A. Goldman	Executive Vice President and Chief Financial Officer	March 13, 2020
Neil A. Goldman	(Principal Financial & Accounting Officer)

/s/ Katherine L. Davis	Chair of the Board	March 13, 2020
Katherine L. Davis

/s/ Mary Lake Polan	Director	March 13, 2020
Mary Lake Polan

/s/ John G. Potthoff	Director	March 13, 2020
John G. Potthoff

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements

—INDEX—

Page(s)
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements:

Balance Sheets as of December 31, 2019 and 2018	F-2

Statements of Operations for the years ended December 31, 2019 and 2018	F-3

Statements of Comprehensive Loss for the years ended December 31, 2019 and 2018	F-4

Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019 and 2018	F-5

Statements of Cash Flows for the years ended December 31, 2019 and 2018	F-6

Notes to Consolidated Financial Statements	F-7 - F-30

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Chembio Diagnostics, Inc.
Hauppauge, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Chembio Diagnostics, Inc. (the “Company”) and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 13, 2020 expressed an unqualified opinion thereon.

Change in Accounting Principle

On January 1, 2019, the Company changed its method of accounting for leases due to the adoption of Accounting Standards Codification Topic 842, Leases.  The effects of the adoption are described in Note 3 to the consolidated financial statements.

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

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2011.

Melville, NY
March 13, 2020

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF

	December 31, 2019	December 31, 2018
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$18,271,352	$12,524,551
Accounts receivable, net of allowance for doubtful accounts of $62,000 and $42,000 at December 31, 2019 and 2018, respectively	3,661,325	7,373,971
Inventories, net	9,598,030	7,851,222
Prepaid expenses and other current assets	693,013	702,010
TOTAL CURRENT ASSETS	32,223,720	28,451,754

FIXED ASSETS:
Property, plant and equipment, net	5,933,569	2,873,920
Finance lease right-of-use assets, net	210,350	–

OTHER ASSETS:
Operating right-of-use assets, net	7,030,744	–
Intangible assets, net	3,914,352	3,884,831
Goodwill	5,872,690	4,983,127
Deposits and other assets	543,539	717,551

TOTAL ASSETS	$55,728,964	$40,911,183

- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$5,526,243	$5,888,681
Deferred revenue	125,000	422,905
Note payable	180,249	207,694
Finance lease liabilities	41,894	–
Operating lease liabilities	568,294	–
TOTAL CURRENT LIABILITIES	6,441,680	6,519,280

OTHER LIABILITIES:
Long-term operating lease liabilities	6,969,603	–
Long-term finance lease liabilities	171,953	–
Note payable	–	171,821
Long-term debt net of debt discount and issuance costs	17,644,149	–
Deferred tax liability	466,326	892,308

TOTAL LIABILITIES	31,693,711	7,583,409

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Preferred stock – 10,000,000 shares authorized, none outstanding	–	–
Common stock - $.01 par value; 100,000,000 shares authorized, 17,733,617 and 17,166,459 shares issued and outstanding at December 31, 2019 and 2018, respectively	177,335	171,664
Additional paid-in capital	95,433,077	90,953,788
Accumulated deficit	(71,585,003)	(57,909,874)
Accumulated other comprehensive income	9,844	112,196
TOTAL STOCKHOLDERS’ EQUITY	24,035,253	33,327,774

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,728,964	$40,911,183

See accompanying notes to consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31, 2019	December 31, 2018
REVENUES:
Net product sales	$28,844,997	$27,913,209
R&D and grant revenue	4,680,282	5,719,458
License and royalty revenue	938,753	948,773
TOTAL REVENUES	34,464,032	34,581,440

COSTS AND EXPENSES:
Cost of product sales	22,394,317	22,599,432
Research and development expenses	8,538,416	8,526,256
Selling, general and administrative expenses	16,138,424	11,100,775
Acquisition costs	721,465	337,645
	47,792,622	42,564,108
LOSS FROM OPERATIONS	(13,328,590)	(7,982,668)

OTHER (EXPENSE) INCOME:
Interest (expense) income, net	(846,831)	49,498

LOSS BEFORE INCOME TAX BENEFIT	(14,175,421)	(7,933,170)

Income tax benefit	(500,292)	(67,521)

NET LOSS	$(13,675,129)	$(7,865,649)

Basic loss per share	$(0.81)	$(0.54)

Diluted loss per share	$(0.81)	$(0.54)

Weighted average number of shares outstanding, basic	16,954,142	14,432,505

Weighted average number of shares outstanding, diluted	16,954,142	14,432,505

See accompanying notes to consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the years ended
	December 31, 2019	December 31, 2018

Net loss	$(13,675,129)	$(7,865,649)
Other comprehensive loss:
Foreign currency translation adjustments	(102,352)	(66,752)
COMPREHENSIVE LOSS	$(13,777,481)	$(7,932,401)

See accompanying notes to consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2019, AND 2018

	Common Stock		Additional Paid-in-Capital Amount	Accumulated Deficit Amount	AOCI Amount	Total Amount
	Shares	Amount
Balance at December 31, 2017	12,318,570	$123,185	$62,821,288	$(50,044,225)	$178,948	$13,079,196

Common Stock:
New stock from offerings	4,509,760	45,098	27,431,162	–	–	27,476,260
Restricted stock issued	266,839	2,668	(2,668)	–	–	–
Restricted stock compensation	–	–	281,249	–	–	281,249

Options:
Exercised	71,290	713	71,201	–	–	71,914
Stock option compensation	–	–	351,556	–	–	351,556

Comprehensive loss	–	–	–	–	(66,752)	(66,752)

Net loss	–	–	–	(7,865,649)	–	(7,865,649)

Balance at December 31, 2018	17,166,459	$171,664	$90,953,788	$(57,909,874)	$112,196	$33,327,774

Common Stock:
Restricted stock issued	381,908	3,819	(128,081)	–	–	(124,262)
Restricted stock compensation	–	–	1,394,812	–	–	1,394,812
Issuance of common stock for business acquired	153,707	1,537	441,754	–	–	443,291

Options:
Exercised	31,543	315	32,171	–	–	32,486
Stock option compensation	–	–	261,088	–	–	261,088

Warrants and Other:
Warrant on Term Debt	–	–	1,196,093	–	–	1,196,093
Contingent Earnout for business acquired	–	–	1,281,452	–	–	1,281,452

Comprehensive loss	–	–	–	–	(102,352)	(102,352)

Net loss	–	–	–	(13,675,129)	–	(13,675,129)

Balance at December 31, 2019	17,733,617	$177,335	$95,433,077	$(71,585,003)	$9,844	$24,035,253

See accompanying notes to consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED

	December 31, 2019	December 31, 2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers and grants	$37,930,172	$29,804,273
Cash paid to suppliers and employees	(45,655,562)	(41,624,299)
Cash paid for operating and finance leases	(640,844)	–
Interest and taxes, net	(689,272)	38,585
Net cash used in operating activities	(9,055,506)	(11,781,441)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of businesses, net of cash acquired	(100,000)	(5,491,204)
Acquisition of and deposits on fixed assets	(3,502,540)	(1,467,192)
Patent Application Costs	(297,006)	–
Working capital adjustments related to business combination	145,760	–
Net cash used in investing activities	(3,753,786)	(6,958,396)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from option exercises	32,486	71,914
Principal payments for finance leases	(19,875)	–
Payments on debt issuance costs	(186,313)	–
Payments on note payable	(181,822)	(64,481)
Proceeds from issuance of long-term debt, net	18,850,000	–
Proceeds from sale of common stock, net	–	27,476,260
Net cash provided by financing activities	18,494,476	27,483,693

Effect of exchange rate changes on cash	61,617	(9,607)
INCREASE IN CASH AND CASH EQUIVALENTS	5,746,801	8,734,249
Cash and cash equivalents - beginning of the period	12,524,551	3,790,302

Cash and cash equivalents - end of the period	$18,271,352	$12,524,551

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:

Net Loss	$(13,675,129)	$(7,865,649)
Adjustments:
Depreciation and amortization	1,916,194	902,505
Share based compensation	1,655,900	632,805
Benefit from deferred tax liability	(513,715)	(78,432)
Provision for doubtful accounts	20,000	–
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	3,764,045	(5,150,072)
Inventories	(1,457,612)	(3,077,104)
Prepaid expenses and other current assets	64,355	(118,293)
Deposits and other assets	(90,624)	–
Accounts payable and accrued liabilities	(441,015)	2,599,894
Deferred revenue	(297,905)	372,905
Net cash used in operating activities	$(9,055,506)	$(11,781,441)

Supplemental disclosures for non-cash investing and financing activities:
Deposits on manufacturing equipment transferred to fixed assets	$430,000	$257,455
Deposits and other assets transferred to intangible assets	–	118,899
Seller-financed equipment purchases	–	326,110
Issuance of common stock for net assets of business acquired	443,291	–
Contingent liability earnout	1,225,000	–

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

The Company’s product commercialization and product development efforts are focused on infectious disease testing and technology collaborations. In infectious disease, the Company is commercializing tests for HIV and Syphilis, Zika virus, and developing tests for malaria, dengue virus, chikungunya virus, ebola, lassa, Marburg, leptospirosis, Rickettsia typhi, Burkholderia pseudomallei, and Orientia tsutsugamushi, individually or as part of fever panel tests. Through technology collaborations, the Company is developing tests for concussion, bovine tuberculosis, a rare disease in collaboration with Takeda Pharmaceutical, and a biomarker development project in collaboration with AstraZeneca.

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

NOTE 2 — ACQUISITIONS:

Orangelife

On November 25, 2019, pursuant to a quote purchase agreement, the Company acquired all of the outstanding shares of Orangelife Comercio e Industria Ltda., or Orangelife, a privately-held Brazilian company, which is an original equipment manufacturer of point-of-care tests approved by the Brazilian Health Surveillance Agency (Agência Nacional de Vigilância Sanitária, or ANVISA) for infectious diseases that include HIV, Hepatitis C, Zika, Chikungunya, and Dengue Fever. Orangelife tests are manufactured in its Rio de Janeiro facility, which is ISO-certified and approved by ANVISA to produce Class II/III/IV medical devices. The purchase price includes the following consideration:

·	$150,000 in cash and 153,707 shares of our common stock.
·
Issuance of 316,456 shares of our common stock to Dr. Manco Collovati, the founder and former CEO of Orangelife, based on the transfer and approval of certain of our product registration in Brazil prior to November 25, 2022. All of the shares may be deliverable in the event of change in control of our company. The number of shares issued is subjected to adjustments based upon Orangelife’s working capital at closing. The fair value of the shares on the date of the acquisition are recorded in equity.

The purchase consideration is subject to routine post-closing adjustments. The acquisition of Orangelife will allow us to expand our commercial presence by offering our products to the state, private, and pharmacy markets in Brazil, in addition to providing local support to our long time customer Bio-Manguinhos, the subsidiary of the Oswaldo Cruz Foundation (Fiocruz) that oversees development and production of vaccines, diagnostics, and biopharmaceuticals, primarily to meet the demands of Brazil’s national public health system. The results of Orangelife’s operations have been reflected in the consolidated financial statements since November 25, 2019.

The acquisition was accounted for using the purchase method of accounting. The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the closing date of November 25, 2019:

Amount
Net current assets	$320,293
Property, plant and equipment and other assets	226,035
Inventory	289,205
Goodwill	986,058
Deferred tax liability	(50,000)
Other intangible assets (estimated useful life):
Trade name (0.5 years)	5,000
Customer contracts / relationships (5 years)	195,000
Total consideration	$1,971,591

The Company calculated the fair value of the fixed assets based on the net book value of Orangelife as that approximates fair value. The trade name, customer contracts/relationships and contingent earnouts were based on discounted cash flows using management estimates.

As a result of the consideration paid exceeding the fair value of the net assets acquired, goodwill in the amount of $986,058 was recorded in connection with this acquisition, none of which will be deductible for tax purposes. In addition, the Company recorded $200,000 in intangible assets associated with the addition of Orangelife’s trade name and customer base. The Consolidated Statements of Operations for the year ended December 31, 2019 include $325,853 of transaction costs related to the Orangelife acquisition.

The following represents pro forma operating results for the year ended December 31, 2019 as if the operations of Orangelife had been included in the Company’s Consolidated Statements of Operations as of January 1, 2019. This pro forma financial information is unaudited and presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the acquisition of Orangelife and the other transactions contemplated by this acquisition had been completed as of January 1, 2019, nor is it necessarily indicative of the future operating results of Chembio Diagnostics and Orangelife on a combined and consolidated basis.

Unaudited Proforma December 31, 2019
Total revenues	$35,157,248

Net loss	$(13,654,001)

Net loss per common share	$(0.80)

Diluted net loss per common share	$(0.80)

opTricon

On November 6, 2018, pursuant to a share purchase agreement, the Company acquired all of the outstanding shares of opTricon GmbH (“opTricon”), a privately-held Germany based developer and manufacturer of handheld analyzers for rapid diagnostic tests, for $5.5 million in cash, subject to routine post-closing adjustments. Since 2015, the Company and opTricon have been parties to an agreement under which the Company has collaborated in developing its DPP Micro Reader, a handheld, battery-operated analyzer that uses an innovative image sensor to provide, when combined with the Company’s DPP tests, a quantitative interpretation of diagnostic results. The Company purchased opTricon because it believes it will enable it to promote DPP tests and DPP Micro Readers more actively across global markets. The results of opTricon operations have been reflected in the consolidated financial statements since November 6, 2018.

As a result of the consideration paid exceeding the fair value of the net assets acquired, goodwill in the amount of $3,290,888 was recorded in connection with this acquisition, none of which will be deductible for tax purposes. In addition, the Company recorded $2,260,000 in intangible assets associated with the addition of opTricon’s developed technology and customer base. The Consolidated Statements of Operations for the year ended December 31, 2019 and 2018 includes $395,612 and $337,645 of transaction costs related to the opTricon acquisition, respectively.

The acquisition was accounted for using the purchase method of accounting. The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the closing date of November 6, 2018:

Amount
Net current assets	$404,204
Property, plant and equipment	125,000
Goodwill	3,383,112
Deferred tax liability	(681,112)
Other intangible assets (estimated useful life):
Developed technology (7 years)	1,900,000
Customer contracts / relationships (10 years)	360,000
Total consideration	$5,491,204

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

The following represents unaudited pro forma operating results for the year ended December 31, 2018 as if the operations of opTricon had been included in the Company’s Consolidated Statements of Operations as of January 1, 2018:

Proforma
December 31, 2018
Total revenues	$36,614,995

Net loss	$(8,394,074)

Net loss per common share	$(0.58)

Diluted net loss per common share	$(0.58)

The pro forma financial information includes business combination accounting effects from the acquisition including amortization charges from acquired intangible assets of opTricon approximately $351,000 for the year ended December 31, 2018. The unaudited pro forma information as presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2018. Included in the proforma table above are opTricon’s net revenues and pre-tax loss for the year ended December 31, 2018 which were approximately $2,214,000 and $213,000, respectively. opTricon’s results of operations from the date of acquisition through December 31, 2018 are immaterial to the Company’s Consolidated Statements of Operations.

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES:

(a)	Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany transactions and balances are eliminated in consolidation.

(b)	Use of Estimates:

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in certain areas. Generally, matters subject to estimation and judgment include accounts receivable realization, inventory obsolescence, asset impairments, recognition of revenue pursuant to milestones, useful lives of intangible and fixed assets, stock-based compensation, and deferred tax asset valuation allowances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from those estimates.

(c)	Fair Value of Financial Instruments:

The carrying value for cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value due to the immediate or short-term maturity of these financial instruments. Included in cash and cash equivalents is $16.0 million and $4.7 million as of December 31, 2019 and 2018, respectively, of money market funds that are Level 1 fair value measurements under the hierarchy. The fair value of the Company’s notes payable approximates the recorded value as the rate is based upon the current rates offered to the Company for similar financial instruments.

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

The Company records up-front payments related to license agreements as prepaids and amortizes them over their respective economic life. As of  December 31, 2019 and 2018, total prepaids were $100,000 and $100,000, respectively.

Amortization expenses for the licenses above for the years ended December 31, 2019, and 2018 were $0, and $0, respectively.

(i)	Valuation of Long-Lived Assets and Intangible Assets:

Long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable.  In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. No impairment of long-lived tangible and intangible assets was recorded for the years ended December 31, 2019 and 2018.

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

Product Revenues

Revenues from product sales are recognized and commissions are accrued when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon tendering to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred because the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial. Freight and distribution activities on products are performed after the customer obtains control of the goods. The Company has made an accounting policy election to account for shipping and handling activities that occur either when or after goods are tendered to the customer as a fulfillment activity, and therefore recognizes freight and distribution expenses in Cost of Product Sales. The Company excludes certain taxes from the transaction price (e.g., sales, value added and some excise taxes).

Our contracts with customers often include promises to transfer products or services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require judgment. Typical products sold are diagnostic tests and typical services performed are R&D feasibility studies. Revenues from sale of products are recognized point-in-time and revenues from R&D feasibility studies are recognized ratably, over the period of the agreement.

Judgement is required to determine the stand-alone selling price (“SSP”) for each distinct performance obligation. SSP is directly observable and we can use a range of amounts to estimate SSP, as we sell products and services separately, and can determine whether there is a discount to be allocated based on the relative SSP of the various products and services, for the various geographies. The Company currently does not have agreements in which multiple performance obligations are sold combined.

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

Royalty Revenues

The Company receives royalty revenues on sales by its licensee of products covered under patents that it owns. The Company does not have future performance obligations under this license arrangement. The Company records these revenues based on estimates of the sales that occurred during the relevant period as a component of license and royalty revenues. The relevant period estimates of sales are based on interim data provided by the licensee and analysis of historical royalties that have been paid to the Company, adjusted for any changes in facts and circumstances, as appropriate. Differences between actual and estimated royalty revenues are adjusted for in the period in which they become known, typically the following quarter. Historically, adjustments have not been material when compared to actual amounts paid by licensee.

R&D and grant revenue

All such contracts are evaluated under the five-step model described above. For certain contracts that represent grants where the funder does not meet the definition of a customer, the Company recognizes revenue when earned in accordance with ASC 958. Such contracts are further described under Disaggregation of Revenue, below. Grants are invoiced and revenue is recognized ratably as that is the depiction of the timing of the transfer of services. Performance obligation is the feasibility study which encompasses various phases of product development processes: design feasibility & planning, product development & design optimization, design verification, design validation & process validation, and pivotal studies.

In June 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-08, Not-for-Profit Entities (Topic 958): Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made. This ASU clarifies the guidance presented in Topic 958, “Not-for-Profit Entities,” of the FASB’s Accounting Standards Codification (ASC) for evaluating whether a transaction is reciprocal (i.e., an exchange transaction) or nonreciprocal (i.e., a contribution) and for distinguishing between conditional and unconditional contributions. The ASU also clarifies the guidance used by entities other than not-for-profits to identify and account for contributions made.

Disaggregation of Revenue

The following tables disaggregate Total Revenues for the year ended December 31, 2019, by type of transaction and by geography:

	Exchange Transactions	Non-Exchange Transactions	Total
Net product sales	$28,844,997	$–	$28,844,997
R&D, milestone and grant revenue	3,321,031	1,359,251	4,680,282
License and royalty revenue	938,753	–	938,753
	$33,104,781	$1,359,251	$34,464,032

Exchange transactions are recognized in accordance with ASC 606, while non-exchange transactions are recognized in accordance with ASU No. 2018-08.

Total
Africa	$7,564,360
Asia	888,800
Europe & Middle East	6,498,995
Latin America	11,808,768
United States	7,703,109
$34,464,032

The following tables disaggregate Total Revenues for the year ended December 31, 2018, by type of transaction and by geography:

	Exchange Transactions	Non-Exchange Transactions	Total
Net product sales	$27,913,209	$–	$27,913,209
R&D, milestone and grant revenue	2,687,210	3,032,248	5,719,458
License and royalty revenue	948,773	–	948,773
	$34,581,440	$3,032,248	$34,581,440

Exchange transactions are recognized in accordance with ASC 606, while non-exchange transactions are recognized in accordance with ASU No. 2018-08.

Total
Africa	$8,838,632
Asia	1,404,982
Europe & Middle East	4,895,273
Latin America	12,546,083
United States	6,896,470
$34,581,440

Contract Liabilities

Deferred revenue relates to payments received in advance of performance under the contract. Deferred revenue is recognized as revenue as (or when) the Company performs under the contract. At December 31, 2018, the Company reported $422,905 in deferred revenue of which $422,905 was earned and recognized as R&D, milestone and grant revenue during the year ended December 31, 2019. At December 31, 2019, the Company reported $125,000 in deferred revenue which is expected to be recognized during the first quarter of 2020.

In April 2017, the Company entered into a $1.1 million agreement with FIND to develop a simple, point-of-care fever panel assay that can  identify multiple life-threatening acute febrile illnesses common in the Asia Pacific region. The Company earned $0.2 million and $1.1 million for the year ended December 31, 2019, and from inception through December 31, 2019, respectively as R&D, milestone and grant revenue in the Company’s Consolidated Statements of Operations.

In August 2016, the Company was awarded a grant of $5.9 million from BARDA, which is part of the U.S. Department of Health And Human Resources to develop a rapid Zika virus assay. The Company earned $0.6 million and $5.9 million for the year ended December 31, 2019 and from inception through December 31, 2019, respectively, as R&D, milestone and grant revenue in the Company’s Consolidated Statements of Operations.

(k)	Research and Development:

Research and development (R&D) costs are expensed as incurred. Advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

(l)	Stock-Based Compensation:

The fair value of restricted stock and restricted stock unit awards are their fair value on the date of grant. Stock-based compensation expense for stock options is calculated using the Black-Scholes valuation model based on awards ultimately expected to vest together with the fair value of restricted stock and restricted stock unit awards, are, reduced for actual forfeitures, and, expensed on a straight-line basis over the requisite service period of the grant. During 2018, the Company adopted ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting”.

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

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period including outstanding restricted stock that by its terms is includible in the calculation. Diluted loss per share for the years ended December 31, 2019, and 2018 reflects the potential dilution from the exercise or conversion of other securities into common stock, if dilutive.

There were 666,197, and 732,906 options outstanding as of December 31, 2019 and 2018, respectively, which were not included in the calculation of diluted income per share for the years ended because their effect would have been anti-dilutive.

(o)	Goodwill and Intangible Assets:

Goodwill represents the excess of the purchase price the Company paid over the fair value of the net tangible and identifiable intangible assets acquired in the Company’s acquisition of opTricon in November 2018, Chembio Diagnostics Malaysia in January 2017 and Orangelife in November 2019. Goodwill is not amortized but rather is tested annually as of the first day of the fiscal fourth quarter, or sooner if the Company believes that indicators of impairment exist. The Company makes a qualitative evaluation about the likelihood of goodwill impairment, which is based on a number of applicable factors. If the Company concludes that it is more likely than not that the carrying value of the applicable reporting unit is greater than its fair value, then it would recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value, provided the impairment charge does not exceed the total amount of goodwill allocated to the reporting unit.

For the year ended December 31, 2019 and 2018, there was no impairment of goodwill and other intangible assets.

Following is a table that reflects changes in Goodwill:

Beginning balance January 1, 2019	$4,983,127
Acquisition of Orangelife	986,058
Chembio Diagnostics GmbH measurement period adjustment	(99,648)
Changes in foreign currency exchange rate	3,153
Balance at December 31, 2019	$5,872,690

Intangible assets consist of the following at:

	Weighted Average Remaining Life	December 31, 2019			December 31, 2018
		Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Intellectual property	6	$1,418,681	$299,232	$1,119,449	$1,089,688	$173,633	$916,055
Developed technology	6	1,922,682	266,550	1,656,132	1,910,315	–	1,910,315
Customer contracts/relationships	7	1,325,521	270,902	1,054,619	1,121,600	151,929	969,671
Trade names	8	114,946	30,794	84,152	108,521	19,731	88,790
		$4,781,830	$867,478	$3,914,352	$4,230,124	$345,293	$3,884,831

Amortization expense for the year ended December 31, 2019 and 2018 was $515,263 and $233,734, respectively, and is recorded within COGS, R&D and Selling, General and Administrative expenses. Amortization expense, subject to changes in currency exchange rates, is expected to be approximately $590,000 per year from 2020 through 2024, and total $1 million for all of the years thereafter.

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

The functional currency of a foreign subsidiary is the local currency. Assets and liabilities of foreign subsidiaries that use a currency other than U.S. dollars as their functional currency are translated to U.S. dollars at end of period currency exchange rates. The consolidated statements of operations of foreign subsidiaries are translated to U.S. dollars at average period currency exchange rates. The effect of translation for foreign subsidiaries is generally reported in other comprehensive income. Foreign transaction gains/losses are immaterial.

(s)	Recent Accounting Pronouncements Affecting the Company:

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires the entity to recognize the assets and liabilities for the rights and obligations created by leased assets. Leases will be classified as either finance or operating, with classification affecting expense recognition in the income statement. In July 2018 the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, and ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provide supplemental adoption guidance and clarification to ASU 2016-02, and must be adopted concurrently with the adoption of ASU 2016-02, cumulatively referred to as “Topic 842”. Topic 842 was effective for the Company in the first quarter of 2019, with early adoption permitted, and was applied using either a modified retrospective approach, or an optional transition method which allows an entity to apply the new standard at the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

As further discussed on Note 12(c) – Leases, the Company adopted Topic 842 on January 1, 2019 under the optional transition method and elected the short-term lease exception and available practical expedients. Under the transition method, the Company did not adjust its comparative period financial information or make the new required lease disclosures for periods before the effective date. The impact of adoption of right-of-use assets and liabilities on January 1, 2019 was $0.8 million, and $0.8 million, respectively.

In March 2016, the FASB issued authoritative guidance under ASU 2016-09, Compensation-Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 provides for simplification of several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Company adopted ASU 2016-09 on January 1, 2017. As the Company has a full valuation allowance against its U.S. net deferred tax assets, the adoption of this standard for recognition of the tax effect of deductions for employee share awards in excess of compensation costs (“windfall”) did not have a material impact on its consolidated financial statements and related disclosures. See Note 8 – Income Taxes, for additional information. Should the full valuation allowance be reversed in future periods, the adoption of this new guidance could introduce more volatility in the calculation of the Company’s effective tax rate, depending on the Company’s share price at exercise or vesting of share-based awards as compared to grant date. The other provisions of ASU 2016-09 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In July 2017, the FASB issued ASU 2017-11, Accounting for Certain Financial Instruments with Down Round Features and Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this ASU addresses the complexity of accounting for certain financial instruments with down round features. Per the ASU, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The ASU is effective for public entities for fiscal years beginning after December 15, 2018 and the Company adopted it effective January 1, 2019. This ASU is applicable to the stock warrants issued as part of the Credit Agreement, as further discussed in Note 14 – Warrants.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill and allocating consolidated income taxes to separate financial statements of entities not subject to income tax. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology under current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We will be required to use a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The standard will be effective for us beginning July 1, 2020, with early adoption permitted beginning July 1, 2019. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date to align our credit loss methodology with the new standard. We are currently evaluating the impact of this standard in our consolidated financial statements, including accounting policies, processes, and systems.

NOTE 4 — INVENTORIES:

Inventories consist of the following at December 31, 2019:

	December 31
	2019	2018
Raw Materials	$2,901,319	$2,803,677
Work in Process	793,343	263,043
Finished Goods	5,903,368	4,784,502
	$9,598,030	$7,851,222

NOTE 5 — FIXED ASSETS:

Fixed assets consist of the following at December 31, 2019:

	December 31
	2019	2018
Machinery and Equipment	$7,955,511	$6,070,137
Furniture and Fixtures	21,477	35,287
Computer Equipment	416,359	435,348
Leasehold Improvements	3,038,469	2,334,512
Enterprise Business Systems	1,830,925	462,420
Less: Accumulated Depreciation and Amortization	(7,329,173)	(6,463,784)
	$5,933,569	$2,873,920

Depreciation expense for the 2019 and 2018 years totaled $933,558 and $634,261, respectively.

As of December 31, 2019 and 2018, the Company has purchased manufacturing equipment that is not yet in use and therefore has not been depreciated, aggregating $1,400,181 and $428,859, respectively.

NOTE 6 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

Accounts payable and accrued liabilities consist of the following at December 31, 2019:

	December 31
	2019	2018
Accounts Payable - suppliers	$3,144,098	$3,622,765
Accrued Commissions & Royalties	931,760	867,344
Accrued Payroll	231,753	48,867
Accrued Vacation	410,199	264,789
Accrued Bonuses	215,000	494,318
Accrued Expenses - Other	593,433	590,598
	$5,526,243	$5,888,681

NOTE 7 — DEFERRED RESEARCH AND DEVELOPMENT REVENUE:

The Company recognizes income from R&D milestones when those milestones are reached and non-milestone contracts and grants when earned.  These projects are invoiced after expenses are incurred. Any projects or grants funded in advance are deferred until earned. As of December 31, 2019 and 2018, there were $125,000 and $422,905 unearned advanced revenues, respectively.

NOTE 8 — INCOME TAXES:

The components of (loss) before income taxes consisted of the following:

	Year Ending December 31,
	2019	2018
United States operations	$(12,504,780)	$(7,137,428)
International operations	(1,670,641)	(795,742)
(Loss) before taxes	$(14,175,421)	$(7,933,170)

The (benefit from) provision for income taxes for the years ended December 31, 2019 and 2018 is comprised of the following:

	Year Ending December 31,
	2019	2018
Current
Federal	$–	$–
State	9,790	10,911
Foreign	3,633	–
Total current (benefit) provision	13,423	10,911

Deferred
Federal	–	–
State	–	–
Foreign	(513,715)	(78,435)
Total deferred (benefit) provision	(513,715)	(78,435)

Total (benefit) provision	$(500,292)	$(67,521)

A reconciliation of the Federal statutory rate to the effective rate applicable to loss before income taxes is as follows:

	Year Ending December 31,
	2019	2018
Federal income tax at statutory rates	21.00%	21.00%
State income taxes, net of federal benefit	(0.05)%	(0.10)%
Nondeductible expenses	(1.00)%	(1.58)%
Foreign rate differential	0.45%	0.36%
Change in valuation allowance	(17.51)%	(18.44)%
Other	0.64%	(0.39)%
Income tax benefit	3.53%	0.85%

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Tax Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance allows companies to make an accounting policy election to either (1) account for GILTI as a component of tax expense in the period in which they are subject to the rules (the period cost method), or (ii) account for GILTI in the Company’s measurement of deferred taxes (the deferred method). After completing the analysis of the GILTI provisions, the Company elected to account for GILTI using the period cost method.

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

After applying the above limitations, at December 31, 2019, the Company has post-change net operating loss carry-forwards of approximately $27,235,494 which expire between 2020 and 2037 and $16,242,683 which do not expire. In addition the Company has research and development tax credit carryforwards of approximately $1,679,495 for the year ended December 31, 2019, which expire between 2020 and 2036.

The Company has state net operating loss carryforwards of approximately $1,912,798 which generally expire between 2035 and 2039. The Company has foreign net operating loss carryforwards of approximately $3,355,645 which generally expire between 2025 and 2026.

	2019	2018
Inventory reserves	$196,193	$204,206
Accrued expenses	105,323	175,168
Net operating loss carry-forwards	10,079,317	7,122,576
Research and development credit	1,679,495	1,696,870
Stock-based compensation	581,053	215,797
Lease obligations	1,646,584	–
Depreciation	44,993	139,362
Total deferred tax assets	14,332,958	9,553,979

Right-of-use assets	(1,538,129)	–
Intangibles	(921,807)	(968,849)
Total deferred tax liabilities	(2,459,936)	(968,849)

Net deferred tax assets before valuation allowance	11,873,022	8,585,130
Less valuation allowances	(12,339,348)	(9,477,438)
Net noncurrent deferred tax liabilities	$(466,326)	$(892,308)

The Company does not provide for U.S. income taxes on unremitted earnings of foreign subsidiaries as its present intention is to reinvest the unremitted earnings in the Company’s foreign operations. At December 31, 2019 there were no unremitted earnings of foreign subsidiaries.

Interest and penalties, if any, related to income tax liabilities are included in income tax expense. As of December 31, 2019, the Company does not have a liability for uncertain tax positions.

The Company files Federal and state income tax returns, Chembio Germany files in Germany, Chembio Brazil files in Brazil and Chembio Malaysia files in Malaysia and has been on tax holiday which expired on December 31, 2018. With few exceptions, tax years for fiscal 2016 through 2019 are open and potentially subject to examination by federal, state and foreign taxing authorities.

NOTE 9 — STOCKHOLDERS’ EQUITY:

(a)	Common Stock

During 2019, options to purchase 54,343 shares of the Company’s common stock were exercised for 31,543 shares of common stock at exercise prices ranging from $3.48 to $4.35. During 2018, options to purchase 144,947 shares of the Company’s common stock were exercised for 71,290 shares of common stock at exercise prices ranging from $3.48 to $5.64 by surrendering options and shares of common stock already owned.

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

(c)	Options, Restricted Stock, and Restricted Stock Units

The Board of Directors or its Compensation Committee may issue options, restricted stock, and restricted stock units pursuant to employee stock incentive plans that have been approved by the Company’s stockholders.

(d)	Warrants

As of December 31, 2019, the Company has 550,000 warrants outstanding to purchase shares of common stock as further discussed in Note 14 – Warrants.

NOTE 10 — EQUITY INCENTIVE PLANS:

Effective June 3, 2008, the Company’s stockholders voted to approve the 2008 Stock Incentive Plan (“SIP”), with 625,000 shares of common stock available to be issued.  At the Annual Stockholder Meeting on September 22, 2011 the Company’s stockholders voted to approve an increase to the shares of common stock issuable under the SIP by 125,000 to 750,000.  Under the terms of the SIP, which expired during 2018, the Board of Directors or its Compensation Committee had the discretion to select the persons to whom awards were to be granted. Awards could be stock options, restricted stock and/or restricted stock units (“Equity Award Units”).  The awards became vested at such times and under such conditions as determined by the Board or its Compensation Committee.  Cumulatively through December 31, 2019, there were 0 options exercised, and at December 31, 2019, 0 options were outstanding and no Equity Award Units were available to be issued under the SIP.

Effective June 19, 2014, the Company’s stockholders voted to approve the 2014 Stock Incentive Plan (“SIP14”), with 800,000 shares of common stock available to be issued.  Under the terms of the SIP14, the Board or its Compensation Committee has the discretion to select the persons to whom awards are to be granted.  Awards can be in the form of Equity Award Units.  The awards become vested at such times and under such conditions as determined by the Board or its Compensation Committee.  Cumulatively through December 31, 2019, there were 54,343 options exercised, and at December 31, 2019, 642,625 options were outstanding and 148,667 Equity Award Units were still available to be issued under the SIP14.

Effective June 18, 2019, the Company’s stockholders voted to approve the 2019 Omnibus Incentive Plan (“2019 Plan”), with 2,400,000 shares of common stock available to be issued. In addition, shares of Common Stock underlying any outstanding award granted under the 2019 Plan that, following the effective date of the 2019 Plan, expires, or is terminated, surrendered or forfeited for any reason without issuance of such shares shall be available for the grant of new awards under the 2019 Plan. Under the terms of the 2019 Plan, the Board or its Compensation Committee has the discretion to select the persons to whom awards are to be granted. Awards can be in the form of options, stock appreciation rights, restricted stock, restricted stock unit, or other stock-based award under the 2019 Plan (collectively, 2019 Equity Units). The awards become vested at such times and under such conditions as determined by the Board or its Compensation Committee. Cumulatively through December 31, 2019, there were 375,000 2019 Equity Units awarded under the 2019 Plan, and 2,025,000 2019 Equity Units available to be awarded.

The Company’s results for the years ended December 31, 2019 and 2018 include stock-based compensation expense totaling $1,655,900 and $632,805, respectively. Such amounts have been included in the Consolidated Statements of Operations within cost of product sales ($10,806 and $25,615, respectively), research and development ($228,597 and $78,831, respectively) and selling, general and administrative expenses ($1,416,497 and $528,360, respectively).

Stock option compensation expense in the years ended December 31, 2019 and 2018 represents the estimated fair value of options outstanding, which is being amortized on a straight-line basis over the requisite vesting period of the entire award. The stock compensation expense were $261,088 and $351,556 in December 31, 2019 and 2018, respectively.

No stock options were issued during 2019. The weighted average estimated fair value of stock options granted in the year ended December 31, 2018 was $3.76 per share. The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model. The expected volatility is based upon historical volatility of the Company’s stock and other contributing factors. The expected term is based on the Company’s historical experience with similar type options.

The weighted-average assumptions made in calculating the fair values of options are as follows for the respective years ended December 31:

	2019	2018
Expected term (in years)	n/a	4.96
Expected volatility	n/a	39.91%
Expected dividend yield	n/a	n/a
Risk-free interest rate	n/a	2.70%

The following table provides stock option activity for the years ended December 31, 2019 and 2018:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	810,670	$5.18	3.69 years	$2,477,853

Granted	93,750	9.80
Exercised	144,947	4.83		523,327
Forfeited/expired/cancelled	47,505	8.82
Outstanding at December 31, 2018	711,968	$5.62	3.33 years	$687,364

Exercisable at December 31, 2018	396,799	$4.70	2.66 years	$568,956

Outstanding at December 31, 2018	711,968	$5.62	3.33 years	$687,364

Granted	–	$0.00		–
Exercised	54,343	$3.60		172,242
Forfeited/expired/cancelled	15,000	$5.68		–
Outstanding at December 31, 2019	642,625	$5.79	2.57 years	$285,925

Exercisable at December 31, 2019	493,958	$5.22	2.20 years	$285,925

The following table summarizes information about stock options outstanding at December 31, 2019:

	Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Shares Outstanding	Average Remaining Contract Life (Year)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
1 to 2.79999	–	–	$–	$–	–	$–	$–
2.8 to 4.59999	250,000	1.20	3.42	285,925	250,000	3.42	285,925
4.6 to 6.39999	137,875	2.44	5.87	–	87,125	5.89	–
6.4 to 8.19999	207,875	4.05	7.31	–	138,083	7.22	–
8.2 to 12	46,875	3.60	11.45	–	18,750	11.45	–
Total	642,625	2.57	$5.79	$285,925	493,958	$5.22	$285,925

The average remaining contract life for the shares exercisable is 2.2 years, as of December 31, 2019.

As of December 31, 2019, there was $432,746 of net unrecognized compensation cost related to stock options that are not vested, which is expected to be recognized over a weighted average period of approximately 2.00 years.  The total fair value of shares vested during the year ended December 31, 2019, was $469,032.

The following table summarizes information about restricted stock and restricted stock units outstanding as of December 31, 2019:

	Number of Shares & Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2018	287,564	$9.65

Granted	375,000	5.80
Vested	(116,578)	9.65
Forfeited/expired/cancelled	–	–
Unvested at December 31, 2019	545,986	7.47

As of December 31, 2019, there was $3,273,929 of net unrecognized compensation cost related to restricted stock and restricted stock units that are not vested, which is expected to be recognized over a weighted average period of approximately 1.4 years. Stock based compensation cost related to restricted stock and restricted stock units recognized during the years ended December 31, 2019 and 2018 was $1,394,814 and $281,249, respectively.

NOTE 11 — GEOGRAPHIC INFORMATION AND ECONOMIC DEPENDENCY:

The Company produces only one group of similar products known collectively as “rapid medical tests,” and it operates in a single business segment. Net product sales by geographic area are as follows:

	Year Ending December 31,
	2019	2018
Africa	$7,564,360	$8,838,632
Asia	888,800	1,404,982
Europe & Middle East	3,781,761	2,208,063
Latin America	11,808,767	12,546,083
United States	4,801,309	2,915,449
	$28,844,997	$27,913,209

Long-lived assets by geographic area are as follows:

	2019	2018
Asia	$393,299	$466,185
Europe & Middle East	165,029	123,752
Latin America	60,527	–
United States	5,314,715	2,283,983
	$5,933,569	$2,873,920

NOTE 12 — COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS:

a)	Employment Contracts:

The Company has multi-year contracts with two key employees.  The contracts call for salaries presently aggregating $730,000 per year, and they expire in March 2020 and December 2021. The following table is a schedule of future minimum salary commitments:

2020	$365,000
2021	365,000

Chembio’s President & CEO, the key employee whose agreement was set to expire in March 2020, resigned effective as of January 3, 2020.

b)	Pension Plan:

The Company has a 401(k) plan established for its employees whereby it matches 40% of the first 5% (or 2% of salary) that an employee contributes to the plan.  Matching contribution expenses totaled $93,892 and $94,544 for the years ended December 31, 2019 and 2018, respectively.

c)	Leases:

Chembio’s leases have historically been limited to its facilities in New York, Germany, Malaysia & Brazil. As of December 31, 2019, the Company was a party to eight leases. One of the leases is subject to a sublease for the remainder of its term, as further described below.

The Company’s leases generally include optional renewal periods. Upon entering into a new lease, the Company evaluates the leasehold improvements and regulatory requirements related to its operations in that location. To the extent that the initial lease term of the related lease is less than the useful life of the leasehold improvements and potential regulatory costs associated with moving the facility, the Company concludes that it is reasonably certain that a renewal option will be exercised, and thus that renewal period is included in the lease term and the related payments are reflected in the right-of-use (“ROU”) asset and lease liability. In January 2019 the Company recognized $0.8 million and $0.8 million of right-of-use assets and liabilities, respectively. During 2019, the Company entered into a new lease agreement for its new headquarter location in Hauppauge, NY. The right-of-use asset acquired in exchange for right-of-use liabilities was approximately $6.5 million.

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

The components of lease expense were as follows:

Year Ended December 31, 2019
Operating lease expense	$1,655,573

Finance lease cost
Amortization of right-of-use assets	$23,372
Interest on lease liabilities	7,892
Total finance lease expense	$31,265

Rent expense was $653,155 for the year ended December 31, 2018.

Supplemental cash flow and other information related to leases were as follows:

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$632,952
Operating cash flows for finance leases	7,892
Financing cash flows for finance leases	19,875
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7,030,744
Finance leases	210,350

Supplemental balance sheet information related to leases was as follows:

December 31, 2019
Operating Leases
Operating lease right-of-use assets	$7,030,744
–
Current portion of operating lease liability	568,294
Operating lease liabilities	6,969,603
Total operating lease liabilities	$7,537,897

Finance Leases
Finance lease right of use asset	$233,722
Accumulated depreciation	(23,372)
Finance lease right of use asset, net	$210,350

Current portion of finance lease liability	41,894
Finance lease liability	171,953
Total finance lease liabilities	$213,847

Weighted Average Remaining Lease Term
Operating leases	9.3 years
Finance leases	4.8 years

Weighted Average Discount Rate
Operating leases	8.67%
Finance leases	7.00%

During 2019, the Company executed an operating sublease related to its former Holbrook, New York facility. The sublease runs conterminously with the base lease in Holbrook, for which the Company remains primarily responsible. In addition, the Company entered into a finance lease agreement relating to office furniture in June 2019. The Company recognized the corresponding lease asset and liability effective June 30, 2019 and recorded related depreciation starting on July 1, 2019. Monthly payments towards this lease commenced in July 2019.

At the time of the initial assessment, the Company did not have an established incremental borrowing rate and the interest rates implicit in each of the leases were not readily determinable, therefore the Company used an interest rate based on the market place for public debt. In September 2019, the Company entered into a credit agreement for a $20 million term loan as described on Note 13 - Long Term Debt.

Maturities of lease liabilities as of December 31, 2019 were as follows.

	Operating Leases	Finance Leases
2020	$1,205,161	$55,536
2021	1,209,787	55,536
2022	1,057,757	55,536
2023	1,026,272	55,536
2024	1,018,875	27,767
Thereafter	5,773,887	–
Total lease payments	$11,291,739	$249,911
Less: imputed interest	(3,753,842)	(36,064)
Total	$7,537,897	$213,847

As previously disclosed in the Company’s 2018 Annual Report on Form 10-K, and under the previous lease accounting standard, future minimum lease payments for operating leases having initial or remaining non-cancellable lease terms in excess of one year would have been as follows for the years ending December 31:

2019	$384,308
2020	88,576
2021	–
$472,884

d)	Economic Dependency:

Customers are considered major customers when net sales exceed 10% of  the Company’s total net sales for period or outstanding trade receivables exceed 10% of accounts receivable. The Company had the following major customers for the respective periods:

	For the years ended				Accounts Receivable
	December 31, 2019		December 31, 2018		December 31, 2019	December 31, 2018
	Net Sales	% of Net Sales	Net Sales	% of Net Sales
Customer 1	$11,263,573	39%	$11,333,767	33%	$941,962	$3,499,340
Customer 2	5,782,543	20%	4,346,640	13%	16,033	1,033,824

The following table delineates purchases the Company had with vendors in excess of 10% of total purchases for the periods indicated:

	For the years ended				Accounts Payable
	December 31, 2019		December 31, 2018		December 31, 2019	December 31, 2018
	Purchases	% of Purc.	Purchases	% of Purc.
Vendor 1	*	*	1,646,614	16%	*	164,312

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

e)	Litigation:

From time to time, the Company is involved in certain legal actions arising in the ordinary course of business. The outcomes of such actions, either individually or in the aggregate, are not expected to have a material adverse effect on the Company’s future financial position or results of operations.

f)	Governmental Regulation:

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

NOTE 13 — LONG-TERM DEBT:

In September 2017, the Company entered into an agreement with an equipment vendor to purchase automated assembly equipment for approximately $660,000. The terms call for payments of 30% down, 60% at time of factory acceptance testing and 10% after delivery.  The vendor agreed to lend the Company 15%, 40%, and 10%, of each originally scheduled payment, respectively.  The Company paid interest at an annual rate of 12% until delivery.  Beginning in September 2018, the Company began making monthly payments of principal and interest of approximately $20,150, at an annual rate of 12% over a twenty-four month period. The remaining balance was entirely short-term as of December 31, 2019.

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

Principal outstanding under the Credit Agreement bears interest at a rate per annum equal to the sum of (a) the greater of the one-month London Interbank Offered Rate and 2.5% plus (b) 8.75%. At any time at which an event of default has occurred and is continuing, the interest rate will increase by 4.0%. Accrued interest is payable on a monthly basis. On December 31, 2019 the interest rate was 11.25%.

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

As of December 31, 2019, the loan balance, net of unamortized discounts and debt issuance costs, was $17.6 million, and the company was in compliance with its loan covenants. Our obligations under the Credit Agreement are secured by a first priority, perfected lien on substantially all of our property and assets, including our equity interests in our subsidiaries.

NOTE 14 — WARRANTS:

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

As of December 31, 2019, the balance recorded in the Company’s Stockholders’ Equity for the Warrants, net of allocated issuance costs, was $1.2 million.

As of December 31, 2019, no warrants were exercised and no warrants have expired.