Form 10-K/A
period 2019-12-31
CHEMBIO DIAGNOSTICS, INC.
filed 2020-04-29
CIK 1092662

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ______.

Commission File No. 001-35569

CHEMBIO DIAGNOSTICS, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0425691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 Wireless Boulevard, Hauppauge, NY	11788
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 924-1135

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of  April 24, 2020, the registrant had 17,548,910 shares of common stock outstanding.

Documents Incorporated By Reference: None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A, or this Amendment, to amend our Annual Report on Form 10‑K for the fiscal year ended December 31, 2019, or the 2019 Form 10‑K, as filed with the Securities and Exchange Commission, or SEC, on March 13, 2020. The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the proxy statement for our 2020 Annual Stockholder Meeting. We are also including certain information in Item 9B of Part II in lieu of presenting that information in a Current Report on Form 8-K. This Amendment amends the cover page, Item 9B of Part II, Items 10 through 14 of Part III, Item 15 of Part IV of the 2019 Form 10‑K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 2019 Form 10‑K. This Amendment does not reflect events occurring after the date of the filing of the 2019 Form 10‑K or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 2019 Form 10‑K and with our other filings with the SEC.

Unless the context requires otherwise, the words “Chembio,” “our,” “our company,” “us,” “we” and similar terms refer to Chembio Diagnostics, Inc. and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

This Amendment contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally identified through the inclusion of words such as “anticipate,” “believe,” “contemplate,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” or variations of such words or similar expressions. All statements addressing our future operating performance, and statements addressing events and developments that we expect or anticipate will occur in the future, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon currently available information, operating plans, and projections about future events and trends.

Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from those predicted or expressed in this Amendment. These risks and uncertainties include those described in “Item 1A. Risk Factors” of the 2019 Form 10-K. Investors are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement or statistical estimate, whether as a result of new information, future events or otherwise.

PART II

ITEM 9B.	OTHER INFORMATION

On April 23, 2020, the board of directors appointed Gail S. Page to serve in a new role as Executive Chair of the Board, effective immediately. Ms. Page has been a member of the board since 2017. She served as our Interim Chief Executive Officer from January 2020 through March 15, 2020 and, under the letter agreement she entered into with us in connection with her service as Interim Chief Executive Officer, was obligated to provide transition services to us for sixty days after the end of her term as Initial Chief Executive Officer at a base rate of $460,000 per annum ($38,333 per month).

The compensation committee of the board of directors is currently considering appropriate compensation terms for Ms. Page's services as Executive Chair of the Board, based in part upon advice of our compensation consultant. Until those terms are established and agreed upon by Ms. Page, she will continue to be compensated at the base rate that was paid for her transition services. For additional information regarding Ms. Page, see “Item 10. Directors, Executive Officers and Corporate Governance - Background of Directors and Executive Officers - Executive Officers” in Part III below.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the name, age and positions of each of our directors and executive officers as of April 24, 2020

Name	Age	Position(s)
Non-Employee Directors
Katherine L. Davis	63	Director
Mary Lake Polan	76	Director
John G. Potthoff	52	Director
Executive Officers
Richard L. Eberly	59	Chief Executive Officer and President
Gail S. Page	64	Executive Chair of the Board
Neil A. Goldman	52	Executive Vice President and Chief Financial Officer
Javan Esfandiari	53	Chief Science and Technology Officer
Robert Passas	66	Senior Vice President, Chief Commercial Officer

Background of Directors and Executive Officers

Non-Employee Directors

Katherine L. Davis	Director
Chair of Nominating and Corporate Governance Committee
Member of Audit Committee and Compensation Committee

Ms. Davis has served as a Director since 2007 and was Chair of the Board from March 2014 until April 23, 2020. She has been the owner of Davis Design Group LLC, a provider of analytical and visual tools for public policy design, since 2007. She was the Chief Executive Officer of Global Access point, a start-up company with products for data transport, data processing, and data storage network and hub facilities, from 2005 to 2006. She was the Lieutenant Governor of the State of Indiana from 2003 to 2005, and the Controller of the City of Indianapolis from 2000 to 2003. She has been a Financial Advisor to the Mayor of Indianapolis since January 2016. Ms. Davis has a Masters in Business Administration degree from Harvard Business School, and a Bachelor of Science degree in mechanical engineering from the Massachusetts Institute of Technology. Ms. Davis' longstanding quality service as a member of the Board, along with her experience in business, political and financial industries, qualify her to serve as a member of the board of directors.

Mary Lake Polan	Director
Chair of Compensation Committee
Member of Audit Committee and Nominating and Corporate Governance Committee

Ms. Polan has served as a Director since August 2018. She has been a Clinical Professor in the Department of Clinical Obstetrics, Gynecology and Reproductive Sciences at Yale University School of Medicine since 2014. She previously was an Adjunct Professor in Obstetrics and Gynecology department at Columbia University School of Medicine from 2007 to 2014, and a Visiting Professor in the same department from 2005 to 2007. Ms. Polan previously served as Chair of Department of Obstetrics and Gynecology at Stanford University School of Medicine from 1990 to 2005. She has been Chair of Scientific Advisory Board in Women’s Health for the Procter and Gamble Company since 1997, and Managing Director of Golden Seeds, an angel investing group investing in women-led companies, since 2007. Ms. Polan is the author of more than 130 books, articles and chapters in her areas of research. Ms. Polan has a Master of Public Health (Maternal and Child Health Program) degree from the University of California, Berkeley, a Medical Doctor degree from Yale University School of Medicine, a Doctor of Philosophy degree in Molecular Biophysics and Biochemistry from Yale University School of Medicine and a Bachelor of Arts degree from Connecticut College. Ms. Polan has been a member of the board of directors of Motif Bio plc (AIM/NASDAQ:MTFB), a clinical-stage biopharmaceutical company specializing in developing novel antibiotics, since 2004, and of Quidel Corporation (NASDAQ:QDEL), a developer of point-of-care diagnostic solutions, since 1993. Ms. Polan’s extensive medical research experience, knowledge of the diagnostic industry, academic credentials, service as a director of other organizations and leadership experience qualify her to serve as a member of the board of directors.

John G. Potthoff	Director
Chair of Audit Committee
Member of Compensation Committee and Nominating and Corporate Governance Committee

Dr. Potthoff has served as a Director since May 2018. He has been the Chief Executive Officer, co-founder and director of Elligo Health Research, a clinical research company, since March 2016. Dr. Potthoff previously served as President and Chief Executive Officer of Theorem Clinical Research Inc., a global contract research organization providing comprehensive clinical services, from 2011 until its acquisition by Chiltern International in September 2015. He was the Chief Operating Officer of INC Research Holdings, Inc. from its acquisition of Tanistry, Inc. in 2001 until its acquisition by private equity investors in 2010. Dr. Potthoff was the Chief Executive Officer and founder of Tanistry, Inc., a contract research organization focused on the central nervous system, from 2000 to 2001. Dr. Potthoff received a Doctor of Philosophy degree in Psychology from the University of Texas-Austin, a Master of Arts degree in Psychology from the University of Texas-Austin, and a Bachelor of Arts degree in Psychology from the University of Texas-Austin. Mr. Potthoff’s extensive experience, knowledge and relationships in clinical research and other aspects of the diagnostics and pharmaceutical industries, as well as his experience as a chief executive officer, qualify him to serve as a member of the board of directors.

Executive Officers

Richard L. Eberly	Chief Executive Officer and President

Mr. Eberly has served as our Chief Executive Officer and President since March 16, 2020. He was the Managing Director at Solid Rock Principled Capital LLC, a private equity firm focused on biomedical companies, from March 2018 to March 2020. Mr. Eberly served at Meridian Bioscience, Inc. as Executive Vice President & President, Chief Commercial Officer from July 2016 to February 2018, as President of Meridian Life Science from October 2012 to July 2016, as Chief Commercial Officer from February 2011 to February 2018, as Executive Vice President from 2005 to 2011, as Executive Vice President, General Manager of Meridian Life Science from 2003 to 2005, as Executive Vice President from 2000 to 2003, and as Vice President of Sales and Marketing from 1997 to 2000. Prior to his appointment to Vice President of Sales and Marketing, Mr. Eberly served as the Director of Sales for Meridian. Before joining Meridian, he held sales and marketing positions at Abbott Diagnostics, Division of Abbott Laboratories. Mr. Eberly received a Masters in Business Administration degree from Xavier University and a Bachelor of Science degree in Biochemistry from Juniata College.

Gail S. Page	Executive Chair of the Board

Ms. Page has served as our Executive Chair of the Board since April 23, 2020 and as a Director since 2017. Ms. Page served as our Interim Chief Executive Officer from January 2020 through March 15, 2020 and provided transitional services from March 16, 2020 through April 22, 2020. She has been a Venture Partner at Turret Capital Management, L.P., an international healthcare-focused investment management fund since September 2018. She was the Managing Partner and founder of Vineyard Investment Advisors, LLC, a firm assisting with new product and services development, from 2014 to November 2018. She was the co-founder and director of Consortia Health Holdings LLC, a rehabilitation services provider focused on pelvic disorders, from 2013 to June 2018. Ms. Page previously served as the President, Chief Executive Officer and director of Vermillion, Inc., a developer and manufacturer of novel diagnostic blood tests, from 2006 to 2012. She was the Executive Vice President and Chief Operating Officer of Luminex Corporation, a developer of testing solutions for life science applications, from 2000 to 2003, and Senior Vice President of Roche Biomedical Laboratories, Inc. / Laboratory Corporation of America, a healthcare diagnostic company, from 1988 to 2000. Ms. Page has a Bachelor of Science degree in Medical Technology from the University of Florida, and completed an executive management program at the Kellogg School in Chicago. Ms. Page’s experience and relationships in the diagnostic industry, service as our interim Chief Executive Officer, and extensive experience as an executive of other firms in the healthcare industry qualify her to serve as a member of the Board.

Neil A. Goldman	Executive Vice President and Chief Financial Officer

Mr. Goldman has served as our Executive Vice President and Chief Financial Officer since December 2017. He previously served as the Executive Vice President-Corporate Development and Chief Financial Officer at J.S. Held LLC, a construction consulting firm, from May 2015 to May 2017. He was the Global Finance Director for the Delphi Data Connectivity division of Delphi Corp. (now Aptiv plc), an automotive supplier, from October 2014 to April 2015. At Unwired Technology LLC, a tier-1 global automotive electronics manufacturer and distributor, he was the Executive Vice President-Corporate Development and Chief Financial Officer from 2013 to September 2014, the Senior Vice President-Chief Operating and Financial Officer from 2006 to 2013, and Chief Financial Officer from 2005 to 2006. He served as the Chief Financial Officer at EPPCO Enterprises, Inc., a mechanics tools manufacturer, from 2003 to 2005, and as a Senior Manager at Ernst & Young LLP and its successor Cap Gemini Ernst & Young LLC, from 1989 to 2002. Mr. Goldman is a Certified Public Accountant, and received a Bachelor of Science degree in Business-Accountancy from Miami University (Ohio).

Javan Esfandiari	Executive Vice President and Chief Science and Technology Officer

Mr. Esfandiari has served as our Executive Vice President and Chief Science and Technology Officer since 2004. He was previously our Director of Research and Development from 2000 to 2004. Mr. Esfandiari was Co-founder and Director of Research and Development of Sinovus Biotech AB, a developer of lateral flow technology, from 1997 to 2000. He served as the Director of Research and Development with On-Site Biotech/National Veterinary Institute, a government agency for veterinary medicine, from 1993 to 1997. Mr. Esfandiari received a Master of Science degree in Molecular Biology, and a Bachelor of Science degree in Clinical Chemistry, from Lund University, Sweden.

Robert Passas	Senior Vice President, Chief Commercial Officer

Mr. Passas has served as our Senior Vice President, Chief Commercial Officer since October 2016. He was previously a Director and the Group Commercial Director for Worldwide Sales, Marketing, and Technical and Customer Support at The Binding Site Group Ltd, a supplier of clinical diagnostic tools, from 2011 to 2016. Mr. Passas was Senior Director-International at Quidel Corporation, a manufacturer of diagnostic healthcare products, from 2010 to 2011. He served as Executive Vice President for Global Sales and Marketing, from 2007 to 2010 and Vice President of Sales and Marketing, from 2006 to 2007 at Trinity Biotech plc, a developer, manufacturer and marketer of diagnostic test kits. Mr. Passas was Regional Director at Abbott Diabetes Care, a manufacturer of blood glucose monitors and meters, from 2003 to 2006. Mr. Passas received a Doctor of Philosophy degree in Analytical Chemistry and a Bachelor of Science degree in Medical Biochemistry from the University of Surrey.

Family Relationships

There are no family relationships among our directors and executive officers.

Corporate Governance and Board Structure

Board of Directors Overview

Under our Bylaws and the Nevada Revised Statutes, our business and affairs are managed by or under the direction of the board of directors, which selectively delegates responsibilities to its standing committees.

The board generally expects to hold four regular meetings per year and to meet on other occasions when circumstances require. Directors spend additional time preparing for board and committee meetings, and we may call upon directors for advice between meetings. We encourage our directors to attend director education programs.

The board held twenty meetings in 2019, each of which included an executive session with only non-employee directors in attendance. Each of the then-serving directors participated in at least 75% of the meetings of the board during 2019.

The board maintains an audit committee, a compensation committee, and a nominating and corporate governance committee. The board has adopted charters for each of the committees, and those charters are to be reviewed annually by the committees and the board. Our website provides access to:
•	the audit committee charter at: chembiodiagnosticsinc.gcs-web.com/static-files/9834f839-d259-45c5-8b25-f6fce52b724a;
•	the compensation committee charter at: chembiodiagnosticsinc.gcs-web.com/static-files/bd718df4-ee68-4a84-affa-c24f79ceec81; and
•	the nominating and corporate governance committee charter at: chembiodiagnosticsinc.gcs-web.com/static-files/264bc05a-d241-4fc8-88d6-9aded84378fb.

The committees have the functions and responsibilities described in the sections below.

Independence of Directors

The board of directors must consist of a majority of independent directors under the applicable requirements of the Nasdaq Global Market, or Nasdaq.

Under Nasdaq rules, independent directors must comprise a majority of a listed company’s board. In addition, Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and corporate governance committees be independent. Audit committee members must also satisfy additional independence criteria, including those set forth in Rule 10A-3 under the Securities Exchange Act, and compensation committee members must also satisfy additional independence criteria, including those set forth in Rule 10C-1 of the Securities Exchange Act. Under Nasdaq rules, a director will qualify as an “independent director” only if, in the opinion of that company’s board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3 under the Securities Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board or any other board committee (a) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries, other than compensation for board service or (b) be an affiliated person of the listed company or any of its subsidiaries.

In order to be considered independent for purposes of Rule 10C-1 under the Securities Exchange Act, each member of the compensation committee must be a member of the board of the listed company and must otherwise be independent. In determining independence requirements for members of compensation committees, the national securities exchanges and national securities associations are to consider relevant factors, including: (a) the source of compensation of a member of the board of a listed company, including any consulting, advisory or other compensatory fee paid by the listed company to such member; and (b) whether a member of the board of a listed company is affiliated with the listed company, a subsidiary of the listed company or an affiliate of a subsidiary of the listed company.

Board Committees

Audit Committee

The principal responsibilities of the audit committee are:
•	appointing, approving the compensation of, and assessing the independence of our independent auditor;
•	approving all audit and non-audit services of the independent auditor;
•	evaluating our independent auditor’s qualifications, performance and independence;
•	reviewing our financial statements and financial disclosure;
•	conducting periodic assessments of our accounting practices and policies;
•	furnishing the audit committee report required by SEC rules;
•	reviewing and approving of all related-party transactions;
•	setting hiring policies for the hiring of employees and former employees or our independent auditor and ensuring that those policies comply with all applicable regulations;
•	developing and monitoring compliance with a code of ethics for senior financial officers and a code of conduct for all Chembio employees, officers and directors;
•	establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters;
•	establishing procedures for the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters;
•	overseeing the work of our independent auditor, including resolution of disagreements between management and the independent auditor; and
•	reviewing and discussing our annual and quarterly financial statements and related disclosures with management and the independent auditor.

Our independent auditor is ultimately accountable to the audit committee. The audit committee has the ultimate authority and responsibility to select, evaluate, approve terms of retention and compensation of, and, where appropriate, replace the independent auditor.

The current members of the audit committee are John G. Potthoff, who serves as chair, Katherine L. Davis and Mary Lake Polan. The board has determined that each of the audit committee members is financially literate and is a “non-employee director” as defined in Rule 16b‑3 promulgated under the Securities Exchange Act. The board also determined that each of Dr. Potthoff, Ms. Davis and Ms. Polan is independent, as defined in the listing standards of Nasdaq, and is an “outside director” as that term is defined in Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code. The board has also determined that each of Dr. Potthoff, Ms. Davis and Ms. Page is an audit committee financial expert in accordance with the standards of the SEC.

During 2019, the audit committee met seven times. During those meetings, the audit committee met privately with representatives of BDO USA, LLP, our independent auditor for 2019, on five occasions, met privately with our management on all seven occasions, and held five executive sessions with only non-employee directors in attendance. Each of the then-serving members participated in all of the meetings of the audit committee during 2019.

Compensation Committee

The principal responsibilities of the compensation committee are to assist the board of directors in fulfilling its responsibilities relating to:
•	developing an executive compensation philosophy and establishing and annually reviewing and approving executive compensation programs and policies;
•
reviewing and approving corporate goals and objectives for chief executive officer compensation, evaluating chief executive officer performance based on those goals, and setting chief executive officer compensation;

•	reviewing chief executive officer recommendations with respect to, and approving annual compensation for, other executive officers;
•	establishing and administering annual and long-term incentive compensation plans for key executives;
•	recommending to the board for approval incentive compensation plans and equity-based plans;
•	reviewing and approving all special executive employment, compensation and retirement arrangements;
•	recommending to the board changes to executive compensation policies and programs;
•	recommending to the board all Internal Revenue Service tax-qualified retirement plans;
•	recommending the board all nonqualified benefit plans and periodically reviewing such plans;
•	reviewing management’s recommendations for other nonexecutive corporate incentive plans;
•	provide minutes of committee meetings to the board and reporting any significant matters arising from the committee’s work;
•	preparing the report on executive compensation required by SEC rules;
•	determining procedures for selection of the chief executive officer and other senior management;
•	determining procedures for board review of the chief executive officer and other senior management;
•	developing guidelines for, and monitoring compliance with, long-range succession planning;
•	developing and maintaining, in consultation with the chair of the board and the chief executive officer, a short-term succession plan for unexpected situations affecting the senior management; and
•	monitoring procedures relating to executive development.

The current members of the compensation committee are Mary Lake Polan, who serves as chair, Katherine L. Davis and John G. Potthoff. The board has determined that each of Ms. Davis, Dr. Polan and Dr. Potthoff is independent, as defined in the listing standards of Nasdaq, is a “non-employee director” as defined in Rule 16b-3 promulgated under the Securities Exchange Act and is an “outside director” as that term is defined in Code Section 162(m).

The compensation committee has the sole authority to retain, oversee and terminate any compensation consultant to be used to assist in the evaluation of executive compensation and to approve the consultant’s fees and retention terms.

The compensation committee held thirteen meetings in 2019, each of which included an executive session with only non-employee directors in attendance. Each of the then-serving members participated in at least 75% of the meetings of the compensation committee during 2019.

Nominating and Corporate Governance Committee

The principal responsibilities of the nominating and corporate governance committee are:
•	reviewing, approving and recommending director candidates to the board of directors;
•
preparing proxy statement disclosure for the process used to identify and evaluate nominees for the board of directors, including an explanation of the director nomination process and shareholder communications to the board;

•	periodically reviewing appropriateness of board size and restrictions on board service;
•	recommending to the board standards regarding our definition of independence as it relates to directors;
•	establishing, coordinating and reviewing with the chair of the board the criteria and method for evaluating the effectiveness of the board;
•	developing and recommending to the board procedures for selection of the chair of the board and for board review of and for communications of such review to, the chair of the board;
•	monitoring the process and scope of director access to management and employees and communications between directors and management and employees;
•	coordinating the board's oversight of our internal control over financial reporting, including disclosure controls;
•	developing board meeting procedures;
•	recommending to the board the number, type, functions, structure and independence of committees;

•	annually recommending to the board membership on board committees and advising board and committees with regard to the selection of chairs of committees;
•
determining criteria and procedures for selection of committee members and chairs and establishing and coordinating with the applicable committee chair criteria and method for evaluating the effectiveness of the committees;

•	periodically reviewing and revisions of the director orientation program and monitoring, planning and supporting director continuing education activities;
•	developing, reviewing and recommending corporate governance policies and monitoring compliance with such policies; and
•	providing minutes of committee meetings to the board and reporting significant matters arising from committees’ work.

The current members of the nominating and corporate governance committee are Mary Lake Polan, who serves as chair, Katherine L. Davis and John G. Potthoff. All three members are standing for re-election at the Annual Meeting. The board has determined that each of Dr. Polan, Ms. Davis and Dr. Potthoff is independent, as defined in the listing standards of Nasdaq.

The nominating and corporate governance committee has the sole authority to retain, oversee and terminate any consulting or search firm to be used to identify director candidates or assist in evaluating director compensation and to approve any such firm’s fees and retention terms.

The nominating and corporate governance committee held one meeting in 2019, which was attended by all of the then-serving members of the committee and did not include an executive session with only non-employee directors in attendance.

There have been no changes in the past year to the procedures by which stockholders may recommend nominees for director to the board. For a stockholder recommendation for a director to be considered for nomination by the board at the next annual meeting of stockholders, the recommendations must be made by a stockholder of record entitled to vote. Stockholder nominations must be made by notice in writing, delivered or mailed by first-class U.S. mail, postage prepaid, to our Secretary at our principal business address, not less than 60 days nor more than 90 days prior to any meeting of the stockholders at which directors are to be elected. Each notice of nomination of directors by a stockholder shall set forth the nominee’s name, age, business address, if known, residence address of each nominee proposed in that notice, the principal occupation or employment of each nominee for the five years preceding the date of the notice, the number of shares of common stock beneficially owned by each nominee, and any arrangement, affiliation, association, agreement or other relationship of the nominee with any Chembio stockholder.

Board Oversight of Risk

The board of directors has responsibility for the oversight of our risk management processes and, either as a whole or through its committees, regularly discusses with management our major risk exposures, their potential impact on our business and the steps we take to manage them. The risk oversight process includes receiving regular reports from board committees and members of senior management to enable the board to understand our risk identification, risk management and risk mitigation strategies with respect to areas of potential material risk, including operations, finance, legal, regulatory, strategic and reputational risk.

The audit committee reviews information regarding liquidity and operations, and oversees our management of financial risks. Periodically, the audit committee reviews our policies with respect to risk assessment, risk management, loss prevention and regulatory compliance. Oversight by the audit committee includes the Chief Financial Officer reporting directly to the audit committee at least quarterly to provide an update on management’s efforts to manage risk.

Matters of significant strategic risk, including cybersecurity risks, are considered by the board as a whole.

Board Leadership Structure

The board of directors recognizes that it is important to determine an optimal board leadership structure to ensure the independent oversight of management as we continue to grow. The board has determined that separating the positions of chair of the board and chief executive officer is the best structure to fit our current needs. This structure is preferable because it provides a greater role for the independent directors in the oversight of our company and active participation of the independent directors in setting agendas and establishing priorities and procedures for the work of the board. We do not, however, have a policy on whether the offices of chair of the board and chief executive officer should be separate.

On April 23, 2020, the board appointed Gail S. Page to serve in a new role as Executive Chair of the Board, effective immediately, to support our management team. For additional information, see “Item 9B. Other Information” in Part II above.

The board believes our leadership structure is appropriate at this time, but it will continue to periodically review the leadership structure and may make such changes in the future as it deems appropriate.

Compensation Committee Interlocks and Insider Participation

During 2019 none of the members of the compensation committee was an officer or employee of our company or our subsidiaries and none of our executive officers served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on the board or compensation committee.

Code of Ethics

We have a Code of Business Conduct and Ethics, or the Conduct Code, applicable to all directors, officers and employees of Chembio and its subsidiaries. We have posted the Conduct Code on our website at www.chembiodiagnosticsinc.gcs-web.com/static-files/bca4f259-b35e-4280-a17f-2509fb6ff007. We will post any amendments to the Conduct Code on our website. In accordance with the requirements of the SEC and Nasdaq, we will also post waivers applicable to any of our officers or directors from provisions of the Conduct Code on our website. We have not granted any such waivers to date.

We have implemented whistleblower procedures, which establish format protocols for receiving and handling complaints from employees. Any concerns regarding accounting or auditing matters reported under these procedures are to be communicated to the audit committee or our Chief Executive Officer and President.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors and any persons owning ten percent or more of the common stock to file reports with the SEC to report their beneficial ownership of and

Based solely upon a review of the Section 16(a) reports furnished to us, along with written representations from our executive officers and directors, we believe that all required reports were timely filed during 2019, except that one report on behalf of John J. Sperzel, our former Chief Executive Officer and President, that reported one transaction, was filed on an untimely basis.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

We are eligible, and have chosen, to comply with the executive and director compensation disclosure rules applicable to a “smaller reporting company,” as defined in applicable SEC rules.

The following table provides information concerning the compensation paid for 2019 and 2018 to our “named executive officers” as of December 31, 2019, who consisted of our former Chief Executive Officer and President and our next two most highly compensated executive officers during 2019.

2019 Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	All Other Compensation	Total
John J. Sperzel III(2)	2019	$463,846	$—	$2,175,000	$—	$2,638,877
Former Chief Executive Officer and President	2018	416,847	89,250	950,000	—	1,456,097
Neil A. Goldman	2019	319,039	23,767	—	4,130	347,026
Executive Vice President and Chief Financial Officer	2018	294,231	50,400	300,000	2,769	647,000
Javan Esfandiari	2019	373,299	27,983	—	8,697	410,009
Executive Vice President and Chief Science and Technology Officer	2018	357,807	72,450	375,000	7,391	791,948

(1)
Reflects the aggregate grant date fair value of any restricted common stock granted determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation. Assumptions used in the calculation of this amount are included in Note 10. Equity Incentive to the Consolidated Financial Statements included in our Annual Report. This amount does not reflect the actual economic value realized by each named executive officer.

(2)
Mr. Sperzel resigned as our Chief Executive Officer and President and one of our directors effective as of January 3, 2020. For additional information, including severance benefits paid to Mr. Sperzel, see “—Employment Agreements” below.

Narrative Explanation of Summary Compensation Table

The compensation paid to our named executive officers consists of the following components:
•	base salary;
•	performance-based cash bonuses;
•	long-term incentive compensation in the form of restricted stock units and stock options; and
•	benefits consisting principally of housing subsidies and health and welfare plan contributions.

2019 Annual Incentive Bonus Plan

We have established an annual incentive bonus plan, or the bonus plan, intended to enhance stockholder value by aligning our performance with the variable-based compensation of our executive officers. Participants are eligible to receive incentive bonuses based on their individual performance, the performance of our company, the performance of the operating group in which they work, or other performance metrics established by the compensation committee with respect to a calendar year. In order to be eligible for a bonus for a calendar year, an individual must be identified by the compensation committee as a participant under the bonus plan for such year and must continue to be employed as of December 31 of that year and as of the payment date of the bonus. A participant hired after commencement of a plan year is eligible for a pro-rated bonus, based on the date of hire. For 2019, the compensation committee did not make any awards under the Annual Bonus Plan.

2019 Discretionary Bonuses

In light of numerous changes and developments during 2019, many of which could not be foreseen as of the beginning of 2019, and their individual performance during 2019, in March 2020 the compensation committee awarded discretionary bonuses to Neil A. Goldman, in the amount of $23,767, and Javan Esfandiari, in the amount of $27,983.

2019 Equity Awards

The following table sets forth certain information with respect to a grant of plan-based awards to John Sperzel, the only named executive officer to whom we granted an award in 2019. Please see “—Outstanding Equity Awards at December 31, 2019” below for additional information regarding the vesting parameters applicable to this award.

Grantee	Grant Date	Award Type	Number of Securities	Equity Compensation Plan
John J. Sperzel III	June 18, 2019	Restricted stock	375,000	2019 Omnibus Incentive Plan

On February 20, 2020, the board of directors adopted Equity Award Grant Guidelines, or the Guidelines, in the form recommended by the compensation committee. The Guidelines are intended to establish procedures for granting of equity-based awards that minimize the opportunity – or the perception of an opportunity – for Chembio to time an equity award grant in a manner that could take advantage of any material nonpublic information or could result in an assertion that the equity award has been are priced at a value less than the fair market value of common stock on the grant date. Under the Guidelines, the compensation committee generally is to consider and, if approved, grant equity awards to our employees once annually during the first quarter of the fiscal year, on the first Monday that follows the date on which we file our Annual Report on Form 10-K. The Guidelines contemplate that the compensation committee may, from time to time, determine that it is in our best interests to deviate from the foregoing terms with respect to the grant of an equity award, in which case such Equity Award must be reviewed and approved by the board.

Outstanding Equity Awards at December 31, 2019

The following table sets forth information regarding outstanding equity awards held by each of our named executive officers as of December 31, 2019:

Outstanding Equity Awards at December 31, 2019

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(#)(2)	Market Value of Shares or Units of Stock That Have Not Vested
John J. Sperzel III	250,000	—	$3.4163	3/21/21	440,631(3)	$2,808,339
	5,000	—	5.25	3/15/22	—	—
	—	20,000(4)	5.3666	3/31/24	—	—
Neil A. Goldman	83,334	41,667(5)	7.04	12/18/24	20,725(6)	199,996
Javan Esfandiari	20,000	—	5.64	3/11/21	25,907(6)	250,003

(1)	As of December 31, 2019, the aggregate number of unexercisable option awards outstanding was 148,667.
(2)	As of December 31, 2019, the aggregate number of unvested stock awards outstanding was 545,986.
(3)
375,000 shares of common stock were to vest on November 11, 2022, and one-half of the remaining 65,631 shares of common stock were to vest on each of October 8, 2020 and 2021. All of these unvested shares were forfeited upon Mr. Sperzel’s termination of employment as of January 3, 2020.

(4)	All of these options were to vest and become exercisable on March 31, 2020. Mr. Sperzel’s right to purchase these unvested shares was cancelled upon the termination of his employment.
(5)	All of these options will vest and become exercisable on December 18, 2020.
(6)	One-half of these shares will vest and become exercisable on each of October 8, 2020 and 2021.

For information regarding the vesting acceleration provisions applicable to the options held by our named executive officers, please see “—Employment Agreements” below.

Employment Agreements

Richard L. Eberly

Effective as of March 16, 2020, we entered into an employment agreement with Richard L. Eberly to serve as our Chief Executive Officer and President. The employment agreement provides for our at-will employment of Mr. Eberly as our Chief Executive Officer and President for an initial term commencing March 16, 2020 and expiring December 31, 2021. The term will extend automatically for additional calendar years as of each January 1 (commencing January 1, 2022), unless either party delivers, by no later than the immediately preceding October 1 (initially October 1, 2021), a written notice to the other party that the term will not be extended. Under the terms of the employment agreement, we will pay Mr. Eberly an annual base salary of $400,000, which amount is subject to annual review by the compensation committee and may be increased, but not decreased.   In accordance with the terms of the employment agreement, we granted to Mr. Eberly on March 16, 2020 a restricted stock unit, or RSU, award to acquire, without payment of any purchase price, up to 233,589 shares of common stock. Subject to Mr. Eberly’s continued service with us, the RSU award will vest in three equal installments as of March 16 of each of 2021, 2022 and 2023, except that vesting will accelerate in full upon the occurrence of a Change in Control or upon his death or Permanent Disability (each such capitalized term as defined in the employment agreement).  If Mr. Eberly’s employment is terminated or not renewed by us without Cause or by Mr. Eberly for Good Reason (each such capitalized term as defined in the employment agreement), the RSU award will vest in full and, in addition, we will be required to pay to Mr. Eberly an amount equal to his base salary and a pro rata bonus amount, each with respect to the year in which the termination occurs.

Mr. Eberly's employment agreement also contemplates that the board will nominate Mr. Eberly for election as a director at our 2020 Annual Meeting of Stockholders.

Gail S. Page

Effective January 9, 2020, we entered into a letter agreement with Gail S. Page with respect to her appointment to serve as our Interim Chief Executive Officer.  The letter agreement provided for the at-will employment of Ms. Page as our Interim Chief Executive Officer for a term which expired on March 16, 2020, upon the appointment of Richard L. Eberly to serve as our Chief Executive Officer and President. Under the terms of the letter agreement, we agreed to pay Ms. Page a base salary at an annualized rate of $460,000 during the term of her service and we granted to her, under our 2019 Omnibus Incentive Plan, a total of 30,864 restricted shares of common stock, which shares vested upon the appointment of Mr. Eberly.  In addition, in the letter agreement Ms. Page agreed to make herself reasonably available to consult with our representatives on transition matters for a period of sixty days following the end of the term of the letter agreement, for which she is entitled to receive transition service fees totaling $76,667 over the sixty-day period.

Neil A. Goldman

Effective as of December 18, 2017 and as amended on January 21, 2019, we entered into an employment agreement with Neil A. Goldman to serve as our Chief Financial Officer and Executive Vice President. In the event Mr. Goldman's employment is terminated by reason of “disability” or for “cause,” each as defined in Mr. Goldman’s employment agreement, or due to Mr. Goldman's resignation or voluntary termination, all compensation, including his base salary, his right to receive a performance bonus, and benefits, and the vesting of any unvested equity awards, will cease as of his termination date, and Mr. Goldman will receive no severance benefits. If we terminate Mr. Goldman's employment without cause or Mr. Goldman terminates his employment for a “reasonable basis”, as defined in his employment agreement (which includes involuntary termination within a six-month period upon a “Change of Control”), then we will be required to pay Mr. Goldman his base salary and our monthly share of health insurance premiums for a period of twelve months as severance, and all of his unvested equity awards will vest immediately. Mr. Goldman’s employment agreement also contains provisions prohibiting Mr. Goldman from (i) soliciting our employees for a period of twenty-four months following his termination, (ii) soliciting our customers, agents, or other sources of distribution of our business for a period of twelve months following his termination, and (iii) except where termination is involuntary upon a “Change in Control”, for a period of twelve months following termination of Mr. Goldman’s employment agreement (or for a period of six months after termination if Mr. Goldman is not entitled to severance under his employment agreement), competing with us. Mr. Goldman’s employment agreement continued in effect through December 31, 2019, and commencing on January 1, 2020 and each January 1 thereafter, the term will be automatically extended for one additional year.

Javan Esfandiari

Effective as of March 5, 2016 and as amended on March 20, 2019, we entered into an employment agreement with Javan Esfandiari to continue as our Chief Scientific & Technology Officer and Executive Vice President for an additional term through December 31, 2021. In the event Mr. Esfandiari's employment is terminated by reason of “disability” or for “cause,” each as defined in Mr. Esfandiari’s employment agreement, or due to Mr. Esfandiari's resignation or voluntary termination, all compensation, including his base salary, his right to receive a performance bonus, and benefits, and the vesting of any unvested equity awards, will cease as of his termination date, and Mr. Esfandiari will receive no severance benefits.   If Mr. Esfandiari’s employment agreement is terminated by us without cause, or if Mr. Esfandiari terminates his employment agreement for a “reasonable basis”, as defined in his employment agreement, including within 12 months of a change in control, we will be required to pay his base salary and our monthly share of health insurance premiums for a period of twelve months as severance, and all of his unvested equity awards will vest immediately. Mr. Esfandiari’s employment agreement also contains provisions prohibiting Mr. Esfandiari from (i) soliciting our employees for a period of 24 months following his termination, (ii) soliciting our customers, agents, or other sources of distribution of our business for a period of twelve months following his termination, and (iii) except where termination is involuntary upon a “Change in Control”, for a period of twelve months following his termination, competing with us.

John J. Sperzel III

Effective as of March 13, 2017, we entered into an employment agreement with John J. Sperzel III, which we refer to as the Sperzel Employment Agreement, to serve as Chief Executive Officer for a term of three years. Under the Sperzel Employment Agreement:
•
if Mr. Sperzel's employment were to be terminated by reason of “disability” or for “cause,” each as defined in the employment agreement, all compensation, including his base salary, his right to receive a performance bonus, and the vesting of any unvested equity awards, would cease as of his termination date and he would receive no severance benefits; and

•
we would be required to pay Mr. Sperzel severance benefits that included continued base salary for twelve months, a pro rata annual bonus (based on actual performance), continued payment of our monthly share of health insurance premiums for twelve months, and accelerated vesting of his outstanding equity awards if:

o
Mr. Sperzel's employment were to be terminated by us without “cause” or by Mr. Sperzel for a “reasonable basis” (each as in Sperzel Employment Agreement, which included involuntary termination within a six-month period upon a defined change of control of Chembio); or

o	we and Mr. Sperzel did not enter into a new employment agreement prior to expiration of the Sperzel Employment Agreement for any reason.

The Sperzel’s Employment Agreement contained provisions prohibiting Mr. Sperzel from (i) soliciting our employees for a period of two years following his termination, (ii) soliciting our customers, agents and other sources of distribution for a period of one year following his termination, and (iii) except where termination is involuntary upon a defined change in control, competing with us during the period in which he is entitled to severance, or for a period of six months if he is not entitled to severance payments under his employment agreement.

Effective as of January 7, 2020, we entered into a Separation and Release Agreement with Mr. Sperzel, which we refer to as the Separation Agreement, under which Mr. Sperzel’s resignation was deemed effective as of 5 p.m. (Eastern time) on January 3, 2020. The Separation Agreement provided for our payment to Mr. Sperzel of unpaid base salary and unreimbursed business expenses through his separation date, together with a severance payment of $1,000,000 payable over twelve months, as would have been required under the Sperzel Employment Agreement as the result of a replacement employment agreement with Mr. Sperzel not being executed. In consideration for the severance payment, Mr. Sperzel agreed to: (a) release claims in favor of our company and our subsidiaries and affiliated companies; (b) consult with us on transition matters for ninety days; (c) comply with various restrictive covenants, including a perpetual nondisparagrement covenant, a perpetual confidentiality covenant, a covenant not to solicit our employees for two years, a covenant not to interfere with our customers and business partners for one year, and a covenant not to compete with our business activities for one year; and (d) assist us in connection with any litigation or other disputes. As described in the preceding paragraph, under the Sperzel Employment Agreement, we were obligated to pay certain severance benefits to Mr. Sperzel if we did not enter into a new employment agreement with him by March 13, 2020. Those severance benefits under the Sperzel Employment Agreement included continued base salary for twelve months, a pro rata annual bonus (based on actual performance), continued payment of our monthly share of health insurance premiums for twelve months, and accelerated vesting of his outstanding equity awards. Under the Separation Agreement, Mr. Sperzel agreed that none of his 440,631 restricted shares of common stock and none of his unvested options to acquire 8,333 shares of common stock would accelerate, notwithstanding the terms of the Sperzel Employment Agreement.

Director Compensation

Our director compensation program is intended to enhance our ability to attract, retain and motivate non-employee directors of exceptional ability and to promote the common interest of directors and stockholders in enhancing the value of the common stock. The board of directors reviews director compensation at least annually based on recommendations by the nominating and governance committee. The nominating and governance committee has the sole authority to engage a consulting firm to evaluate director compensation.

Under our current non-employee director compensation program, each qualifying non-employee director is eligible to receive compensation for board and committee service consisting of annual cash retainers and equity awards. Directors also may be paid for serving on ad hoc committees of the board. In 2019, our qualifying non-employee directors received the following compensation for their service on the board:

Non-Employee Director Annual Retainers

Position	Annual Cash Retainer
Non-Executive Chair of the Board	$65,000
All Other Independent Directors	30,000
Audit Committee Chair	12,500
Other Audit Committee Members	5,000
Compensation Committee Chair	8,500
Other Compensation Committee Members	3,500
Nominating and Governance Committee Chair	5,000
Other Nominating and Governance Committee Members	2,000

2019 Non-Employee Director Compensation Table

Director	Fees Earned or Paid in Cash(1)	Option Awards	Total
Katherine L. Davis	$73,500	$—	$73,500
Gail S. Page(2)	43,500	—	43,500
Mary Lake Polan	40,500	—	40,500
John G. Potthoff	44,500	—	44,500

(1)	Consist of annual retainer fees, as described in the preceding table.
(2)
Effective January 9, 2020, Ms. Page was appointed as interim Chief Executive Officer, at which time she was no longer considered a non-employee director. Ms. Page served as interim Chief Executive Officer until March 16, 2020 and is serving as transitional advisor through May 15, 2020. She was appointed to serve as Executive Chair of the Board commencing on April 23, 2020.

As discussed under “—Outstanding Equity Awards at December 31, 2019” above, on February 20, 2020, the board of directors adopted the Guidelines in the form recommended by the compensation committee. The Guidelines provide for the grant of equity awards to non-employee directors once annually, on the date of our annual meeting of stockholders at which the non-employee directors are elected (or re-elected) to the board unless such annual stockholder meeting occurs either (a) earlier than the third trading day following the date on which we file our Quarterly Report on Form 10 Q for the quarter ended March 31 of such year, in which case the grant date generally will be the first Monday that follows the date of such filing, or (b) on or after June 1 of such year, in which case the grant date generally will be the first Monday that follows the date on which we next file an Annual Report on Form 10 K or Quarterly Report on Form 10 Q.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of outstanding shares of common stock beneficially owned, and the percentage of the class beneficially owned, as of April 24, 2020, by:
•	each person known to us to be the beneficial owner of more than five percent of the then-outstanding shares of common stock;
•	each named executive officer included in “Executive Compensation—Summary Compensation Table,” each current director and each nominee for election as a director; and
•	all of our executive officers, directors and director nominees as a group.

The number of shares of common stock beneficially owned by each person is determined under the rules of the SEC. Under these rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares that the individual has the right to acquire by June 23, 2020 (sixty days after April 24, 2020) through the exercise or conversion of a security or other right. Unless otherwise indicated, each person has sole investment and voting power, or shares such power with a family member, with respect to the shares set forth in the following table. The inclusion in this table of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares for any other purpose. As of April 24, 2020, there were 17,548,910 shares of common stock outstanding. Shares not outstanding, but deemed beneficially owned by virtue of the right of a person to acquire those shares, are treated as outstanding only for purposes of determining the number and percent of shares co common stock owned by such person or group.

Unless otherwise noted below, the address of each person listed in the table is in care of Chembio Diagnostics, Inc., 555 Wireless Boulevard, Hauppauge, New York 11788.

	Common Stock Beneficially Owned
Beneficial Owner	Shares	%
5% Stockholders
Norman H. Pessin(1) 500 Fifth Avenue, Suite 2240 New York, NY 10010	1,367,587	7.8%
Nantahala Capital Management, LLC(2) 130 Main Street, 2nd Floor New Canaan, CT 06840	1,239,983	7.1%
Laurence W. Lytton(3) 467 Central Park West New York, New NY 10025	1,010,718	5.8%
Royce & Associates, LP(4) 745 Fifth Avenue New York, NY 10151	991,492	5.6%
Named Executive Officers and Directors
Neil A. Goldman(5)	129,236	*
Javan Esfandiari(6)	128,773	*
Gail S. Page(7)	88,815	*
Katherine L. Davis(8)	90,143	*
John G. Potthoff(9)	65,897	*
Mary Lake Polan(10)	26,522	*
John J. Sperzel III(11) 91 Hartwell Avenue Lexington, MA 02421	31,815	*
Richard L. Eberly	0	*
All executive officers and directors as a group (8 persons)(12)	586,484	3.3%

*	Less than 1%.
(1)	Based on an amended Schedule 13D filed on July 18, 2019.
(2)
Based on a Schedule 13G filed on February 14, 2020. As of December 31, 2019, Nantahala may be deemed to be the beneficial owner of 1,239,983 shares held by funds and separately managed accounts under its control, and as the managing members of Nantahala, each of Messrs. Wilmot B. Harkey and Daniel Mack may be deemed to be a beneficial owner of those shares.

(3)
Based on a Schedule 13G filed on March 20, 2020. Of the shares, 273,264 are held for the benefit of the Lytton-Kambara Foundation, 120,048 shares  for the benefit of the  AWL Family LLC, 21,000 for the benefit of the IKL  Trust, 13,200 for the benefit of the WWL Trust, 9,100 for the benefit of the KLL Trust, and 45,290 shares for the benefit of other accounts of  which the reporting person is deemed to have beneficial ownership.

(4)	Based on a Schedule 13G filed on January 21, 2020.
(5)	Include (a) 20,725 restricted shares, one-half of which will vest on each of October 8, 2020 and 2021, and (b) options to acquire 41,666 shares.
(6)	Include (a) 25,907 restricted shares, one-half of which will vest on each of October 8, 2020 and 2021, and (b) options to acquire 20,000 shares.
(7)	Include (a) 5,181 restricted shares, one-half of which will vest on each of October 8, 2020 and 2021, (b) options to acquire 28,125 shares.
(8)	Include (a) 5,181 restricted shares, one-half of which will vest on each of October 8, 2020 and 2021, and (b) options to acquire 9,375 shares.
(9)	Include (a) 5,181 restricted shares, one-half of which will vest on each of October 8, 2020 and 2021, and (b) options to acquire 28,125 shares.
(10)	Include (a) 5,181 restricted shares, one-half of which will vest on each of October 8, 2020 and 2021 and (b) options to acquire 18,750 shares.
(11)	Does not include shares of common stock underlying certain options that were received by Mr. Sperzel during his time as our Chief Executive Officer and President and that had vested as of the time of his resignation. The compensation committee of the board has determined that Mr. Sperzel failed to exercise such options in a timely manner prior to their expiration. Mr. Sperzel has asserted that he continues to have the right to exercise those options to acquire 266,666 shares for an aggregate exercise price of $943,126.
(12)
Include, in addition to the restricted shares and options described in notes (5) through (10), (a) 6,098 restricted stock units and (b) options to acquire 36,000 shares. Does not include any shares held by Mr. Sperzel.

Equity Compensation Plan Information

The following table provides information as of December 31, 2019 with respect to shares of common stock that may be issued under equity plans and standalone option grants:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants	Number of Securities to be Issued Upon Exercise of Outstanding Restricted Stock Units	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders(1)	642,625	$5.79	13,817	$9.65	2,173,667
Equity compensation plans not approved by stockholders	—	—	—	—	—
Totals	642,625		13,817		2,173,667

(1)
“Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights” consists of 99,132 shares under the 2008 Stock Incentive Plan, 336,625 shares under the 2014 Stock Incentive Plan, and 206,868 shares issued outside of those plans. "Number of Securities to be Issued Upon Exercise of Outstanding Restricted Stock” consists of 13,817 shares under the 2014 Stock Incentive Plan. “Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans” consists of 2,173,667 shares available under the 2019 Omnibus Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Procedures for Approval of Related Person Transactions

The board of directors reviews all transactions involving us in which any of our directors, director nominees, significant stockholders and executive officers and their immediate family members are participants, in order to determine whether any such party has a direct or indirect material interest in the transaction. All directors, director nominees and executive officers must notify us of any proposed transaction involving us in which such person has a direct or indirect material interest. The proposed transaction is then reviewed by either the board as a whole or the Audit Committee, which determines whether to approve the transaction. After such review, the reviewing body approves the transaction only if it determines that the transaction is in, or not inconsistent with, the best interests of our company and stockholders.

Independence of Directors

See “Item 10. Directors, Executive Officers and Corporate Governance—Corporate Governance and Board Structure” and “—Board Committees.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Independent Auditor Fees

The following table sets forth the aggregate fees billed to us by BDO USA, LLP for professional services rendered for the fiscal years ended December 31, 2019 and 2018:

	2019	2018
Audit fees(1)	$292,500	$548,863
Audit-related fees(2)	83,500	87,780
Tax fees(3)	15,375	21,000
Total Fees	$391,375	$657,643

(1)
Includes services relating to the audit of annual consolidated financial statements, review of quarterly consolidated financial statements, statutory audits, comfort letters, and consents and review of documentation filed with SEC-registered and other securities offerings.

(2)	Includes services related to assistance with general accounting matters, work performed on acquisitions and divestitures, employee benefit plan audits and assistance with statutory audit matters.
(3)	Includes services for tax compliance, tax advice and tax planning.

Audit Committee Pre-Approval Policies and Procedures

The audit committee approves in advance all audit and non-audit services performed by the independent registered public accounting firm. There are no other specific policies or procedures relating to the pre-approval of services performed by the independent registered public accounting firm.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following is filed as part of the 2019 Form 10-K:

(1)	Index to Consolidated Financial Statements in Item 8 of 2019 Form 10-K.

All schedules were omitted because they are not applicable, not required under the instructions, or the requested information is shown in the consolidated financial statements or related notes thereto.

(b)	The following exhibits are included herein or incorporated herein by reference.

Exhibit No.	Description
3.1	Articles of Incorporation, as amended, of Chembio Diagnostics, Inc.
3.2	Amended and Restated Bylaws, of Chembio Diagnostics, Inc.
4.1	Warrant to Purchase Common Stock dated as of September 3, 2019, issued by Chembio Diagnostics, Inc. to Perceptive Credit Holdings II, LP
10.1(a)*	2008 Stock Incentive Plan, as amended
10.1(b)*	Form of Option for 2008 Stock Incentive Plan
10.2(a)*	2014 Stock Incentive Plan
10.2(b)*	Form of Option for 2014 Stock Incentive Plan
10.3*	2019 Omnibus Incentive Plan
10.4*	Restated Annual Incentive Bonus Plan of Chembio Diagnostics, Inc., adopted as of March 15, 2019
10.5*‡	Employment Agreement, dated as of March 4, 2020 and effective as of March 16, 2020, between Chembio Diagnostics, Inc. and Richard L. Eberly
10.6*	Letter agreement dated January 17, 2020, between Chembio Diagnostics, Inc. and Gail S. Page
10.7(a)*	Employment Agreement dated March 5, 2016 between Chembio Diagnostics, Inc. and Javan Esfandiari
10.7(b)*	Amendment No. 1 dated March 20, 2019 between Chembio Diagnostics, Inc. and Javan Esfandiari, amending the Employment Agreement dated March 5, 2016
10.8*	Employment Agreement dated September 14, 2017 between Chembio Diagnostics, Inc. and Sharon Klugewicz
10.9(a)*	Employment Agreement dated December 18, 2017 between Chembio Diagnostics, Inc. and Neil A. Goldman
10.9(b)*	Amendment No. 1 dated January 21, 2019 between Chembio Diagnostics, Inc. and Neil A. Goldman, amending Employment Agreement dated December 18, 2017
10.10*	Offer Letter dated October 19, 2016 between Worldwide Workplace Ireland and Robert Passas, with respect to employment by Chembio Diagnostics Systems, Inc.
10.11	Separation and Release Agreement, dated January 7, 2020, between Chembio Diagnostics, Inc. and John J. Sperzel III
10.12(a)	Lease Agreement, dated February 15, 2017, between Horseblock Associates and Chembio Diagnostics, Inc. with respect to 3661 Horseblock Road, Medford, New York, as amended
10.12(b)
Agreement of Sublease dated February 5, 2019 between Chembio Diagnostic Systems Inc., as sublessor, and Reliance Communications of New Jersey, LLC, as sublessee, with respect to 3661 Horseblock Road, Medford, New York, as amended

10.13	Lease Agreement, dated February 4, 2013, between Sherwood Corporate Center LLC and Chembio Diagnostics, Inc. with respect to 91-1A Colin Drive, Holbrook, New York, as amended on September 19, 2017
10.14	Lease Agreement dated February 5, 2019 between Myra Properties, LLC, as lessor, and Chembio Diagnostic Systems Inc., as lessee, with respect to 555 Wireless Boulevard, Hauppauge, New York.
10.15†
Credit Agreement and Guaranty dated as of September 3, 2019, among Chembio Diagnostics, Inc., as the Borrower, the Guarantors from time to time party thereto, and Perceptive Credit Holdings II, LP and its successors and assigns party thereto, as Administrative Agent and as a Lender

14.1	Ethics Policy
21.1	List of Subsidiaries of Chembio Diagnostics, Inc.
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1ç	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Indicates management contract or compensatory plan.
†
Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of omitted exhibits and schedules upon request by the Securities and Exchange Commission, provided that it may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 for exhibits and schedules so furnished.

‡	Certain sensitive personally identifiable information in this exhibit was omitted by means of redacting a portion of the text and replacing it with [***].
ç
The certifications attached as Exhibit 32.1 accompany the Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEMBIO DIAGNOSTICS, INC.

Dated: April 29, 2020	By:	/s/ Neil A. Goldman
Name: Neil A. Goldman
Title: Executive Vice President and Chief Financial Officer