Form 10-K/A
period 2019-12-31
CHEMBIO DIAGNOSTICS, INC.
filed 2020-05-06
CIK 1092662

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 2)

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

As of  April 29, 2020, the registrant had 17,548,910 shares of common stock outstanding.

Documents Incorporated By Reference: None.

EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-K/A, or this Amendment No. 2, to amend our Annual Report on Form 10‑K for the fiscal year ended December 31, 2019, or the 2019 Form 10-K, as filed with the Securities and Exchange Commission, or SEC, on March 13, 2020, as amended on April 29, 2020, which we refer to as Amendment No. 1. The sole purpose of this Amendment No. 2 is to correct errors in the table of beneficial ownership of common stock included in Item 12 of Amendment No. 1, and as such, only sets forth Item 12.

This Amendment No. 2 amends the cover page, Item 12 of Part III, and Item 15 of Part IV of the 2019 Form 10‑K, as amended by Amendment No. 1. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 2.

No attempt has been made in this Amendment No. 2 to modify or update the other disclosures presented in the 2019 Form 10‑K, as amended by Amendment No. 1. This Amendment No. 2 does not reflect events occurring after the date of the filing of the 2019 Form 10‑K or Amendment No. 1, as applicable, or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the 2019 Form 10‑K. as amended by Amendment No. 1 and with our other filings with the SEC.

		Page
PART III
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	5
PART IV
Item 15.	Exhibits, Financial Statement Schedules	8
Signatures		10

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

PART III

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of outstanding shares of common stock beneficially owned, and the percentage of the class beneficially owned, as of April 29, 2020, by:
•	each person known to us to be the beneficial owner of more than five percent of the then-outstanding shares of common stock;
•	each named executive officer included in “Executive Compensation—Summary Compensation Table,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as amended;
•	each current director and each nominee for election as a director; and
•	all of our executive officers, directors and director nominees as a group.

The number of shares of common stock beneficially owned by each person is determined under the rules of the SEC. Under these rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares that the individual has the right to acquire by June 28, 2020 (sixty days after April 29, 2020) through the exercise or conversion of a security or other right. Unless otherwise indicated, each person has sole investment and voting power, or shares such power with a family member, with respect to the shares set forth in the following table. The inclusion in this table of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares for any other purpose. As of April 29, 2020, there were 17,548,910 shares of common stock outstanding. Shares not outstanding, but deemed beneficially owned by virtue of the right of a person to acquire those shares, are treated as outstanding only for purposes of determining the number and percent of shares co common stock owned by such person or group.

Unless otherwise noted below, the address of each person listed in the table is in care of Chembio Diagnostics, Inc., 555 Wireless Boulevard, Hauppauge, New York 11788.

	Common Stock Beneficially Owned
Beneficial Owner	Shares	%
5% Stockholders
Norman H. Pessin(1) 500 Fifth Avenue, Suite 2240 New York, NY 10010	1,367,587	7.8%
Nantahala Capital Management, LLC(2) 130 Main Street, 2nd Floor New Canaan, CT 06840	1,239,983	7.1%
Laurence W. Lytton(3) 467 Central Park West New York, New NY 10025	1,010,718	5.8%
Royce & Associates, LP(4) 745 Fifth Avenue New York, NY 10151	991,492	5.6%
Named Executive Officers and Directors
Neil A. Goldman(5)	129,236	*
Javan Esfandiari(6)	128,773	*
Gail S. Page(7)	88,815	*
Katherine L. Davis	90,143	*
John G. Potthoff(8)	65,897	*
Mary Lake Polan(9)	26,522	*
John J. Sperzel III(10) 91 Hartwell Avenue Lexington, MA 02421	31,815	*
Richard L. Eberly	0	*
All executive officers and directors as a group (8 persons)(11)	587,293	3.3%

*	Less than 1%.
(1)	Based on an amended Schedule 13D filed on July 18, 2019.
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

(4)	Based on a Schedule 13G filed on January 21, 2020.
(5)	Include (a) 20,725 restricted shares, one-half of which will vest on each of October 8, 2020 and 2021, and (b) options to acquire 41,666 shares.
(6)	Include (a) 25,907 restricted shares, one-half of which will vest on each of October 8, 2020 and 2021, and (b) options to acquire 20,000 shares.
(7)	Include (a) 30,864 restricted stock units scheduled to vest in full on May 15, 2020, and (b) options to acquire 28,125 shares.
(8)	Include options to acquire 28,125 shares.
(9)	Include options to acquire 18,750 shares.
(10)
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

(11)
Include, in addition to the restricted shares and options described in notes (5) through (10), (a) 6,098 restricted stock units and (b) options to acquire 36,000 shares. Do not include any shares held by Mr. Sperzel.

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

(1)
“Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights” consists of 99,132 shares under the 2008 Stock Incentive Plan, 336,625 shares under the 2014 Stock Incentive Plan, and 206,868 shares issued outside of those plans. “Number of Securities to be Issued Upon Exercise of Outstanding Restricted Stock” consists of 13,817 shares under the 2014 Stock Incentive Plan. “Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans” consists of 2,173,667 shares available under the 2019 Omnibus Incentive Plan.

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

CHEMBIO DIAGNOSTICS, INC.

Dated: May 6, 2020	By:	/s/ Neil A. Goldman
Name: Neil A. Goldman
Title: Executive Vice President and Chief Financial Officer