Form 10-Q
period 2020-06-30
CHEMBIO DIAGNOSTICS, INC.
filed 2020-08-07
CIK 1092662

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2020

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
Yes ☐ No ☒

As of July 31, 2020, the registrant had 20,161,542 shares outstanding of its common stock, $.01 par value.

Quarterly Report on Form 10-Q
For The Quarterly Period Ended
June 30, 2020

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

Forward-looking statements and statistical estimates inherently involve risks and uncertainties that could cause actual results to differ materially from those predicted or expressed in this report. These risks and uncertainties include those described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 13, 2020, in Part II, Item 1A. “Risk Factors” in our Quarterly Reoprt on Form 10-Q for the quarterly period ended March 31, 2020, as filed with the Securities and Exchange Commission on May 4, 2020, and in Part II, Item 1A, “Risk Factors,” of this report. You should interpret many of the risks identified in these reports as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic. Investors are cautioned not to place undue reliance on any forward-looking statements or statistical estimates, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement or statistical estimate, whether as a result of new information, future events or otherwise.

PART I
Item 1.	FINANCIAL STATEMENTS
 CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF

	(Unaudited) June 30, 2020	December 31, 2019
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$36,427,468	$18,271,352
Accounts receivable, net of allowance for doubtful accounts of $156,000 and $62,000 as of June 30, 2020 and December 31, 2019, respectively	2,610,587	3,661,325
Inventories, net	14,131,540	9,598,030
Prepaid expenses and other current assets	742,908	693,013
TOTAL CURRENT ASSETS	53,912,503	32,223,720

FIXED ASSETS:
Property, plant and equipment, net	7,705,890	5,933,569
Finance lease right-of-use asset, net	258,884	210,350

OTHER ASSETS:
Operating lease right-of-use assets, net	6,515,282	7,030,744
Intangible assets, net	3,605,194	3,914,352
Goodwill	5,534,624	5,872,690
Deposits and other assets	429,884	543,539

TOTAL ASSETS	$77,962,261	$55,728,964

- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$9,290,887	$5,526,243
Deferred revenue	4,097,155	125,000
Finance lease liabilities	55,712	41,894
Operating lease liabilities	776,691	568,294
Note payable	75,708	180,249
TOTAL CURRENT LIABILITIES	14,296,153	6,441,680

OTHER LIABILITIES:
Long-term operating lease liabilities	6,565,019	6,969,603
Long-term finance lease liabilities	210,408	171,953
Long-term debt, less current portion, net	17,903,401	17,644,149
Deferred tax liability	250,326	466,326

TOTAL LIABILITIES	39,225,307	31,693,711

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock - 10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.01 par value; 100,000,000 shares authorized; 20,194,832 shares and 17,733,617 shares issued at June 30, 2020 and December 31, 2019, respectively	201,948	177,335
Additional paid-in capital	124,143,171	95,433,077
Accumulated deficit	(84,428,349)	(71,585,003)
Treasury stock - 33,290 and 0 shares at cost, at June 30, 2020 and December 31, 2019, respectively	(150,919)	-
Accumulated other comprehensive (loss) income	(1,028,897)	9,844
TOTAL STOCKHOLDERS’ EQUITY	38,736,954	24,035,253
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$77,962,261	$55,728,964

See accompanying notes to condensed consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
REVENUES:
Net product sales	$3,791,574	$8,785,041	$9,508,166	$15,409,326
R&D and grant revenue	1,193,973	854,264	2,101,660	2,556,053
License and royalty revenue	125,625	248,831	360,929	465,022
TOTAL REVENUES	5,111,172	9,888,136	11,970,755	18,430,401

COSTS AND EXPENSES:
Cost of product sales	5,670,737	6,989,975	10,045,179	12,001,611
Research and development expenses	1,922,306	2,101,020	3,881,159	4,318,652
Selling, general and administrative expenses	4,397,593	4,096,942	8,554,234	8,110,013
Severance, restructuring and other related costs	387,540	-	1,110,658	-
Acquisition costs	-	-	63,497	395,612
	12,378,176	13,187,937	23,654,727	24,825,888
LOSS FROM OPERATIONS	(7,267,004)	(3,299,801)	(11,683,972)	(6,395,487)

OTHER INCOME:
Interest (expense) income	(712,052)	5,918	(1,374,192)	12,602

LOSS BEFORE INCOME TAXES	(7,979,056)	(3,293,883)	(13,058,164)	(6,382,885)

Income tax benefit	(135,259)	(107,203)	(214,818)	(379,672)

NET LOSS	$(7,843,797)	$(3,186,680)	$(12,843,346)	$(6,003,213)

Basic loss per share	$(0.42)	$(0.19)	$(0.71)	$(0.36)

Diluted loss per share	$(0.42)	$(0.19)	$(0.71)	$(0.36)

Weighted average number of shares outstanding, basic	18,868,144	16,914,171	18,032,723	16,906,936

Weighted average number of shares outstanding, diluted	18,868,144	16,914,171	18,032,723	16,906,936

See accompanying notes to condensed consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net loss	$(7,843,797)	$(3,186,680)	$(12,843,346)	$(6,003,213)
Other comprehensive loss:
Foreign currency translation adjustments	(175,447)	(313,225)	(1,038,741)	(111,039)
Comprehensive loss	$(8,019,244)	$(3,499,905)	$(13,882,087)	$(6,114,252)

See accompanying notes to condensed consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	For The Six Months Ended June 30, 2020
	Common Stock		Additional Paid-in-Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount		Shares	Amount
Balance at December 31, 2019	17,733,617	$177,335	$95,433,077	-	$-	$(71,585,003)	$9,844	$24,035,253

Common Stock:
Restricted stock issued	34,249	343	117,956	-	-	-	-	118,299
Restricted stock compensation, net	(440,631)	(4,406)	(292,495)	-	-	-	-	(296,901)
Shares tendered for withholding taxes	-	-	145,056	(31,486)	(145,056)	-	-	-

Options:
Stock option compensation	-	-	139,449	-	-	-	-	139,449

Comprehensive loss	-	-	-	-	-	-	(863,294)	(863,294)

Net loss	-	-	-	-	-	(4,999,549)	-	(4,999,549)

Balance at March 31, 2020	17,327,235	$173,272	$95,543,043	(31,486)	$(145,056)	$(76,584,552)	$(853,450)	$18,133,257

Common Stock:
Issuance of stock, net	2,619,593	26,196	28,410,545	-	-	-	-	28,436,741
Restricted stock issued	18,858	189	(189)	-	-	-	-	-
Restricted stock compensation, net	(29,543)	(296)	262,405	-	-	-	-	262,109
Shares tendered for withholding taxes	-	-	(192,161)	(1,804)	(5,863)	-	-	(198,024)

Options:
Exercised	5,528	55	(55)	-	-	-	-	-
Stock option compensation	-	-	122,115	-	-	-	-	122,115

Warrants exercised	253,161	2,532	(2,532)	-	-	-	-	-

Comprehensive loss	-	-	-	-	-	-	(175,447)	(175,447)

Net loss	-	-	-	-	-	(7,843,797)	-	(7,843,797)

Balance at June 30, 2020	20,194,832	$201,948	$124,143,171	(33,290)	$(150,919)	$(84,428,349)	$(1,028,897)	$38,736,954

See accompanying notes to condensed consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	For The Six Months Ended June 30, 2019
	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Amount	Amount	Amount	Amount
Balance at December 31, 2018	17,166,459	$171,664	$90,953,788	$(57,909,874)	$112,196	$33,327,774

Common Stock:
Restricted stock compensation	-	-	281,248	-	-	281,248

Options:
Stock option compensation	-	-	66,259	-	-	66,259

Comprehensive loss	-	-	-	-	202,186	202,186

Net loss	-	-	-	(2,816,533)	-	(2,816,533)

Balance at March 31, 2019	17,166,459	$171,664	$91,301,295	$(60,726,407)	$314,382	$31,060,934

Common Stock:
Restricted stock issued	375,000	3,750	(3,750)	-	-	-
Restricted stock compensation	-	-	307,774	-	-	307,774

Options:
Exercised	24,075	241	(241)	-	-	-
Stock option compensation	-	-	69,097	-	-	69,097

Comprehensive loss	-	-	-	-	(313,225)	(313,225)

Net loss	-	-	-	(3,186,680)	-	(3,186,680)

Balance at June 30, 2019	17,565,534	$175,655	$91,674,175	$(63,913,087)	$1,157	$27,937,900

See accompanying notes to condensed consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
(Unaudited)

	June 30,2020	June 30, 2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers and grants	$16,993,648	$17,627,823
Cash paid to suppliers and employees	(22,751,210)	(24,421,683)
Cash paid for operating leases	(457,277)	(305,157)
Cash paid for finance leases	(9,367)	-
Interest and taxes, net	(1,106,778)	12,602
Net cash used in operating activities	(7,330,984)	(7,086,415)

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent application costs	(98,186)	(72,295)
Acquisition of and deposits on fixed assets	(2,351,160)	(1,077,203)
Acquisitions	-	145,760
Net cash used in investing activities	(2,449,346)	(1,003,738)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock, net	28,436,741	-
Stimulus package loan	2,978,315	-
Payment of stimulus package loan	(2,978,315)	-
Payments of tax withholding on stock award	(343,080)	-
Payments on note payable	(104,542)	(92,158)
Payments on finance leases	(23,578)	-
Net cash (used in) provided by financing activities	27,965,541	(92,158)

Effect of exchange rate changes on cash	(29,095)	161,835
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,156,116	(8,020,476)
Cash and cash equivalents - beginning of the period	18,271,352	12,524,551

Cash and cash equivalents - end of the period	$36,427,468	4,504,075

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:

Net loss	$(12,843,346)	$(6,003,213)
Adjustments:
Depreciation and amortization	1,441,823	750,322
Benefit from deferred tax liability	(216,000)	(379,672)
Provision of doubtful accounts	94,262	-
Share based compensation	347,141	724,378
Changes in assets and liabilities:
Accounts receivable	1,050,738	(360,037)
Inventories	(4,533,511)	(1,219,454)
Prepaid expenses and other current assets	(49,894)	131,752
Deposits and other assets	113,655	(255,124)
Accounts payable and accrued liabilities	3,291,993	(570,872)
Deferred revenue	3,972,155	95,505
Net cash used in operating activities	$(7,330,984)	$(7,086,415)

Supplemental disclosures for non-cash investing and financing activities:
Deposits on manufacturing equipment transferred to fixed assets	$472,651	$-

See accompanying notes to condensed consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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

The Company’s product development and commercialization efforts are focused on infectious disease testing. During the six months ended June 30, 2020, the Company refocused its business strategy on the development and commercialization of the DPP COVID-19 System, which consists of a new serological test for COVID-19 and a Micro Reader analyzer. In the six months ended June 30, 2020, the Company developed, received regulatory approval in the US, Brazil and Europe for, and commercialized the DPP COVID-19 System, and began developing its strategy for a portfolio of products both related to and expanding beyond COVID-19. Near the end of that period, the U.S. FDA revoked the Company’s Emergency Use Authorization for the DPP COVID-19 System, and the Company immediately began developing a revised version.

In addition to the DPP COVID-19 System, the Company has a broad portfolio of infectious disease products, which it expects to generate a diminished amount of revenue for the foreseeable future while it focuses on the development, manufacture, and commercialization of the DPP COVID-19 System and related products. Through Research & Development (“R&D”) Services, the Company is developing tests for a rare disease in collaboration with Takeda Pharmaceutical Company Limited and a biomarker development project in collaboration with AstraZeneca plc.

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

Through R&D Services, the Company develops tests for third parties using its DPP platform and, in limited cases, other platforms in projects that the Company believes have the potential to create value for the rest of its business. In addition, the Company routinely enters into arrangements with governmental and non-governmental organizations for the funding of certain R&D efforts.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES:

(a)	Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements include the accounts of Chembio and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Chembio’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC.

The Company’s future working capital needs will depend on many factors, including the rate of its business and revenue growth, the timing of its continuing automation of U.S. manufacturing, and the timing of its investment in research and development as well as sales and marketing. If the Company is unable to increase its revenues and manage its expenses in accordance with its operating plan, it may need to reduce the level or slow the timing of the growth plans contemplated by its operating plan, which would likely curtail or delay the growth in its business contemplated by its operating plan and could impair or defer its ability to achieve profitability and generate cash flow, or to seek to raise additional funds through debt or equity financings, strategic relationships, or other arrangements.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
All adjustments contained in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature and are necessary to present fairly the financial position of the Company as of June 30, 2020. Interim results are not necessarily indicative of results that may be expected for any other interim period or for an entire year.

(b)	Use of Estimates:

The preparation of the consolidated financial statements in conformity with GAAP requires management to make assumptions and estimates that affect the amounts reported in the accompanying unaudited condensed consolidated financial statements and these notes. Judgments and estimates of uncertainties are required in applying the Company’s accounting policies in certain areas. Generally, matters subject to estimation and judgment include accounts receivable realization, inventory obsolescence, asset impairments, recognition of revenue including variable consideration and pursuant to milestones, useful lives of intangible and fixed assets, stock-based compensation, business combinations, and deferred tax asset valuation allowances. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from those estimates.

(c)	Fair Value of Financial Instruments:

The carrying values for cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other current liabilities approximate fair value due to the immediate or short-term maturity of these financial instruments. Included in cash and cash equivalents were $26.8 million and $16.0 million as of June 30, 2020 and December 31, 2019, respectively, of money market funds that are Level 1 fair value measurements under the hierarchy. The fair value of the Company’s total debt of $20.0 million (carrying value of $17.9 million) and $20.0 million (carrying value of $17.6 million) as of June 30, 2020 and December 31, 2019, respectively, is a Level 2 fair value measurement under the hierarchy, and the carrying value approximates fair value.

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

Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of three months or less, and include restricted cash of $3.3 million and $0 as of June 30, 2020 and December 31, 2019, respectively.

The Company is contractually obligated to maintain the restricted cash balance on deposit with a bank as security for the bank’s issuance of a guarantee on behalf of the Company for its performance under purchase orders from and related advance payments by a customer. The Company expects that the restriction will be released within the next twelve months.

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
June 30, 2020
(Unaudited)
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

The Company records up-front payments related to license agreements as prepaids and amortizes them over their respective economic life. As of both June 30, 2020 and 2019, total prepaids related to license agreements were $100,000.

(h)	Valuation of Long-Lived Assets and Intangible Assets:

Long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. No impairment of long-lived tangible and intangible assets was recorded for the six months ended June 30, 2020 or 2019.

(i)	Revenue Recognition:

The Company recognizes revenue when the customer obtains control of promised goods or services, in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. The Company recognizes revenue following the five-step model prescribed under Accounting Standards Update (“ASU”) 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligation.

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
June 30, 2020
(Unaudited)
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

Product revenue reserves, which are classified as a reduction in product revenues, are generally related to discounts. Estimates of variable consideration and the determination of whether to include estimated amounts in the transaction price are based on all information (historical, current, and forecasted) that is reasonably available to the Company, taking into consideration the type of customer, the type of transaction, market events and trends, and the specific facts and circumstances of each arrangement. The transaction price, which includes variable consideration reflecting the impact of discounts, allowances and returns may be subject to constraint and is included in the net sales price only to the extent that it is probable that a significant reversal of the amount of the cumulative revenues recognized will not occur in a future period. Actual amounts may ultimately differ from the Company’s estimates. If actual results vary, the Company adjusts these estimates, which could have an effect on revenue and earnings in the period of adjustment.

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

R&D and Grant Revenue

All contracts with customers are evaluated under the five-step model described above. For certain contracts that represent grants where the funder does not meet the definition of a customer, the Company recognizes revenue when earned in accordance with Accounting Standards Codification (“ASC”) Topic 958. Such contracts are further described under Disaggregation of Revenue below. Grants are invoiced and revenue is recognized ratably as that is the depiction of the timing of the transfer of services. The R&D study, which encompasses various phases of product development processes: design feasibility & planning, product development and design optimization, design verification, design validation and process validation, and pivotal studies, is also recognized ratably.

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

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
Disaggregation of Revenue

The following table disaggregates total revenues:

	For the Three Months Ended
	June 30, 2020			June 30, 2019
	Exchange Transactions	Non-Exchange Transactions	Total	Exchange Transactions	Non-Exchange Transactions	Total
Net product sales	$3,791,574	$-	$3,791,574	$8,785,041	$-	$8,785,041
R&D and grant revenue	1,193,973	-	1,193,973	619,139	235,125	854,264
License and royalty revenue	125,625	-	125,625	248,831	-	248,831
	$5,111,172	$-	$5,111,172	$9,653,011	$235,125	$9,888,136

	For the Six Months Ended
	June 30, 2020			June 30, 2019
	Exchange Transactions	Non-Exchange Transactions	Total	Exchange Transactions	Non-Exchange Transactions	Total
Net product sales	$9,508,167	$-	$9,508,166	$15,409,326	$-	$15,409,326
R&D and grant revenue	2,101,660	-	2,101,660	1,392,204	1,163,849	2,556,053
License and royalty revenue	360,928	-	360,929	465,022	-	465,022
	$11,970,755	$-	$11,970,755	$17,266,552	$1,163,849	$18,430,401

Exchange transactions are recognized in accordance with ASC Topic 606, while non-exchange transactions are recognized in accordance with ASU 2018-08.

The following table disaggregates revenues by geographic location of the customer:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Africa	$552,570	$2,342,740	$1,436,085	$4,759,040
Asia	119,319	119,548	482,607	240,646
Europe & Middle East	1,635,016	1,107,558	3,811,172	3,250,779
Latin America	780,567	4,897,297	2,896,963	6,177,770
United States	2,023,699	1,420,993	3,343,928	4,002,166
	$5,111,172	$9,888,136	$11,970,755	$18,430,401

Contract Liabilities

Deferred revenue relates to payments received in advance of performance under the contract. Deferred revenue is recognized as revenue as (or when) the Company performs under the contract. At June 30, 2020, the Company reported $4,097,155 in deferred revenue, of which $1.4 million is expected to be recognized during the three months ending September 30, 2020, and the remainder over the next 12 months.

(j)	Inventories:

Inventories consisted of the following at:

	June 30, 2020	December 31, 2019
Raw materials	$5,136,583	$2,901,319
Work in process	2,609,407	793,343
Finished goods	6,385,550	5,903,368
	$14,131,540	$9,598,030

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
(k)	Loss Per Share:

Basic loss per share is computed by dividing net loss attributable to holders of Chembio’s common stock (“common stock”) by the weighted-average number of shares of common stock outstanding for the period excluding unvested restricted stock. Diluted loss per share for the six months ended June 30, 2020 and 2019 reflected the potential dilution from the exercise or conversion of other securities into common stock, if dilutive.

There were 56,995 and 641,839 restricted shares awards outstanding as of June 30, 2020 and 2019, respectively, that were not included in the calculation of diluted income per share for the three and six months ended June 30, 2020 and 2019, because their effect would have been anti-dilutive. There were 1,034,124 and 688,122 weighted-average options outstanding as of June 30, 2020 and 2019, respectively, that were not included in the calculation of diluted income per share for the three and six months ended June 30, 2020 and 2019, respectively, because their effect would have been anti-dilutive.

(l)	Research and Development:

R&D costs are expensed as incurred. Advance payments for goods and services that will be used in future R&D activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

(m)	Equity Plans:

Effective June 3, 2008, Chembio’s stockholders voted to approve the 2008 Stock Incentive Plan (the “SIP”), with 625,000 shares of common stock available to be issued. At the Annual Stockholder Meeting on September 22, 2011, Chembio’s stockholders voted to approve an increase to the shares of common stock issuable under the SIP by 125,000 to 750,000. Under the terms of the SIP, which expired during 2018, the Board of Directors of Chembio (the “Board”) or its Compensation Committee had the discretion to select the persons to whom awards were to be granted. Awards could be stock options, restricted stock and/or restricted stock units (collectively, “Equity Award Units”). The awards became vested at such times and under such conditions as determined by the Board or its Compensation Committee. Cumulatively through June 30, 2020, there were 694,000 options expired, forfeited or exercised, and at June 30, 2020, 56,000 options were outstanding. No Equity Award Units are available to be issued under the SIP.

Effective June 19, 2014, Chembio’s stockholders voted to approve the 2014 Stock Incentive Plan (the “SIP14”), with 800,000 shares of common stock available to be issued. Under the terms of the SIP14, the Board or its Compensation Committee has the discretion to select the persons to whom awards are to be granted. Awards can be in the form of Equity Award Units. The awards vest at such times and under such conditions as determined by the Board or its Compensation Committee. Cumulatively through June 30, 2020, there were 432,502 Equity Award Units expired, forfeited or exercised. At June 30, 2020, 346,437 Equity Award Units were outstanding, and 21,061 Equity Award Units remained available to be issued under the SIP14.

Effective June 18, 2019, Chembio’s stockholders voted to approve the 2019 Omnibus Incentive Plan (the “2019 Plan”), with 2,400,000 shares of common stock available to be issued. In addition, shares of common stock underlying any outstanding award granted under the 2019 Plan that, following the effective date of the 2019 Plan, expire, or are terminated, surrendered or forfeited for any reason without issuance of such shares, shall be available for the grant of new awards under the 2019 Plan. Under the terms of the 2019 Plan, the Board or its Compensation Committee has the discretion to select the persons to whom awards are to be granted. Awards can be in the form of options, stock appreciation rights, restricted stock, restricted stock units, or other stock-based awards under the 2019 Plan (collectively, “2019 Equity Units”). The 2019 Equity Units become vested at such times and under such conditions as determined by the Board or its Compensation Committee. Cumulatively through June 30, 2020, 436,728 2019 Equity Units has been exercised or forfeited. At June 30, 2020, 1,251,072 2019 Equity Units were outstanding, and 712,200 2019 Equity Units were available to be awarded under the 2019 Plan.

(n)	Stock-Based Compensation:

The fair value of restricted stock and performance/restricted stock unit awards are determined on the date of grant. Stock-based compensation expense for stock options is calculated using the Black-Scholes valuation model. Stock based compensation is reduced for actual forfeitures in the period in which the forfeiture occurs and generally recognized on a straight-line basis over the service period of the grant. During the three and six months ended June 30, 2020, 29,543 and 470,174 shares of restricted stock were forfeited, respectively.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
Stock-based compensation expense (net of recovery) recognized in the condensed consolidated statements of operations was classified as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2020	2019	2020	2019
Cost of product sales	$-	$2,300	$6,300	$5,800
Research and development expenses	90,924	56,300	154,737	116,100
Selling, general and administrative expenses	293,301	318,300	610,089	602,478
Severance and related costs	-	-	(423,984)	-
	$384,225	$376,900	$347,142	$724,378

The weighted-average assumptions made in calculating the fair values of options are as follows:

For the Three and Six Months Ended June 30, 2020
Expected term (in years)	6.3
Expected volatility	45.37%
Expected dividend yield	0.00%
Risk-free interest rate	1.33%

The following table provides stock option activity for the six months ended June 30, 2020:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	642,625	$5.79	3 years	$285,925

Granted	702,499	2.50
Exercised	(36,000)	6.30		95,976
Forfeited/expired/cancelled	(275,000)	3.59
Outstanding at June 30, 2020	1,034,124	$4.12	6 years	$598,628
Exercisable at June 30, 2020	224,333	$7.24	3 years	$-

As described in Note 5(f) – Litigation, the information in the above table and elsewhere in these notes does not reflect certain options that were received by Chembio’s former chief executive officer and that had vested as of the time of his resignation on January 3, 2020 because the Board’s Compensation Committee has determined that the former chief executive officer failed to exercise such options in a timely manner prior to their expiration.

The following table summarizes information about stock options outstanding at June 30, 2020:

	Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Average Remaining Contract Term (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1 to $2.79999	672,616	6.71	$2.36	$598,628	-	$-	$-
$2.8 to $4.59999	-	-	-	-	-	-	-
$4.6 to $6.39999	106,758	2.94	5.78	-	58,125	5.77	-
$6.4 to $8.19999	207,875	3.56	7.31	-	147,458	7.28	-
$8.2 to $12	46,875	3.10	11.45	-	18,750	11.45	-
Total	1,034,124	5.52	$4.12	$598,628	224,333	$7.24	$-

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
As of June 30, 2020, there was $932,799 of net unrecognized compensation cost related to stock options that had not vested, which is expected to be recognized over a weighted-average period of approximately 2.57 years. The total fair value of shares vested during the six months ended June 30, 2020 and 2019 was $112,311 and $235,578, respectively.

The following table summarizes information about restricted stock, restricted stock units and performance stock units outstanding as of June 30, 2020:

	Number of Shares & Units	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2019	545,986	$7.47

Granted	610,301	2.57
Vested	(66,728)	3.62
Forfeited/expired/cancelled	(470,174)	6.58
Outstanding at June 30, 2020	619,385	$3.32

As of June 30, 2020, there was $1,551,837 of net unrecognized compensation cost related to restricted stock and restricted stock units that had not vested, which is expected to be recognized over a weighted-average period of approximately 2.29 years.

(o)	Geographic Information and Economic Dependency

The Company produces only one group of similar products known collectively as “rapid medical tests”, and it operates in a single operating segment. Net product revenue by geographic area were as follows:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2020	2019	2020	2019
Africa	$552,570	$2,342,740	$1,436,085	$4,759,040
Asia	119,319	119,548	482,607	240,646
Europe & Middle East	734,073	741,641	1,909,162	1,919,666
Latin America	780,567	4,897,297	2,896,963	6,177,770
United States	1,605,045	683,815	2,783,349	2,312,204
	$3,791,574	$8,785,041	$9,508,166	$15,409,326

Property, plant and equipment by geographic area were as follows:

	June 30, 2020	December 31, 2019
Asia	$357,921	$393,299
Europe & Middle East	171,767	165,029
Latin America	43,701	60,527
United States	7,132,501	5,314,714
	$7,705,890	$5,933,569

(p)	Accounts Payable and Accrued Liabilities:

Accounts payable and accrued liabilities consisted of:

	June 30, 2020	December 31, 2019
Accounts payable – suppliers	$6,588,598	$3,144,098
Accrued commissions and royalties	486,998	931,760
Accrued payroll	188,858	231,753
Accrued vacation	547,307	410,199
Accrued bonuses	350,479	215,000
Accrued severance	260,481	-
Accrued expenses – other	868,166	593,433
TOTAL	$9,290,887	$5,526,243

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
(q)	Goodwill, Long-Lived Assets and Intangible Assets:

The following table reflects changes in goodwill:

Beginning balance at December 31, 2019	$5,872,690
Change in foreign currency exchange rate	(338,066)
Balance at June 30, 2020	$5,534,624

Intangible assets consisted of the following:

	June 30, 2020				December 31, 2019
	Weighted Average Remaining Useful Life	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Intellectual property	6	$1,470,556	$366,353	$1,104,203	$1,418,681	$299,232	$1,119,449
Developed technology	6	1,924,990	400,304	1,524,686	1,922,682	266,550	1,656,132
Customer contracts/relationships	7	1,232,474	327,525	904,949	1,325,521	270,902	1,054,619
Trade names	8	107,796	36,440	71,356	114,946	30,794	84,152
		$4,735,816	$1,130,622	$3,605,194	$4,781,830	$867,478	$3,914,352

Intellectual property, developed technology, customer contracts/relationships and trade names are amortized over 10, 7, 10, and 11 years, respectively. Amortization expense for the six months ended June 30, 2020 and 2019 was approximately $287,253 and $306,700, respectively. Amortization expense, subject to changes in currency exchange rates, is expected to be $572,383 per year from 2020 through 2024, and total $1,031,987 for all remaining years combined.

(r)	Taxes:

At the end of each interim reporting period, the Company estimates its effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis, and may change in subsequent interim periods. Accordingly, the Company’s effective tax rate for the three and six months ended June 30, 2020 was 1.7% and 1.7%, compared to the effective tax rate of 3.3% and 6.0% for the three and six months ended June 30, 2019. The Company’s effective tax rates for both periods were affected primarily by a full valuation allowance on domestic net deferred tax assets and a benefit from foreign net operating losses.

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
June 30, 2020
(Unaudited)
(u)	Acquisition Costs:

Acquisition costs include period expenses, primarily professional services, related to acquisition activities. For the six months ended June 30, 2020 and 2019, the Company recognized $63,497 and $395,612 in acquisition costs related to its acquisition of Orangelife and opTricon GmbH, respectively.

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

ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820) (“ASU 2018-13”)

In August 2018, the FASB issued ASU 2018-13. ASU 2018-13 improves the disclosure requirements on fair value measurements. The updated guidance became effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company has evaluated the effects of this standard and determined that the adoption did not have a material impact on the Company’s consolidated financial statements.

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

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
(w)	Severance, restructuring and other related costs:

During the six months ended June 30, 2020, the Company recognized $0.7 million in net severance expenses related to the departure of Chembio’s former chief executive officer and the elimination of certain positions as part of its multi-faceted expense reduction program to reduce operating expenses. The Company undertook actions to adjust the size and composition of the organization, including by removing positions that were non-essential in light of its new business strategy, and to remove other expenses, all of which the Company expects expect will provide savings throughout, and after, 2020.

In light of market dynamics, the Company retrenched its Malaysian operations, including the termination of employment of its Malaysian workforce. The Company will maintain its Malaysian subsidiary and sustain the product registrations that were obtained throughout southeast Asia, with the benefit of having that entity and the WHO prequalification certified facility.

Based on these activities, the Company has taken restructuring actions totaling $0.4 million to realign and resize its production capacity and cost structure. All expenses have been paid as of June 30, 2020.

NOTE 3 – ACQUISITION:

Orangelife

On November 25, 2019, pursuant to a quota purchase agreement, the Company acquired all of the outstanding equity securities of Orangelife Comercio e Industria Ltda. (“Orangelife”), a privately held Brazilian company, that is an original equipment manufacturer of point-of-care tests approved by the Brazilian Health Surveillance Agency (Agência Nacional de Vigilância Sanitária, or “ANVISA”) for infectious diseases that include human immunodeficiency virus (“HIV”), Hepatitis C, Zika, Chikungunya and Dengue Fever. Orangelife tests are manufactured in its Rio de Janeiro facility, which is ISO-certified and approved by ANVISA to produce Class II/III/IV medical devices. The purchase price includes the following consideration:

●	$150,000 in cash and 153,707 shares of common stock.
●
Issuance of 316,456 shares of common stock to the founder and former chief executive officer of Orangelife, based on the transfer and approval of registration of certain of the Company’s product in Brazil prior to November 25, 2022. All of the shares may be deliverable in the event of change in control of Chembio. The number of shares issued was subject to adjustments based upon Orangelife’s working capital at closing. The fair value of the shares on the date of the acquisition was recorded in equity and was valued at $1.2 million.

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
June 30, 2020
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

The Company calculated the estimated fair value of the fixed assets based on the net book value of Orangelife, which approximated fair value. The estimated fair value of the trade name, customer contracts/relationships and contingent earnouts were based on discounted cash flows using management estimates.

As a result of the consideration paid exceeding the fair value of the net assets acquired, goodwill in the amount of $986,058 was recorded in connection with this acquisition, none of which is deductible for tax purposes. In addition, the Company recorded $200,000 in intangible assets associated with the addition of Orangelife’s trade name and customer base.

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

During the first six months of 2020 and 2019, there were 36,000 and 46,875 options exercised, and 2,619,593 and 0 new shares issued in an underwritten secondary public offering, respectively.

(b)	Preferred Stock

Chembio has 10,000,000 shares of preferred stock authorized, none of which are outstanding. These shares can become issuable upon an approved resolution by the Board and the filing of a Certificate of Designation with the State of Nevada.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
(c)	Treasury Stock

Chembio has 33,290 shares of treasury stock from restricted stock awards that were remitted to satisfy tax withholding requirements.

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

The following table discloses product sales the Company had to the only customer that purchased in excess of 10% of the Company’s net product sales for the periods indicated:

	For The Three Months Ended				For The Six Months Ended				Accounts Receivable as of
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019		June 30, 2020	Dec. 31, 2019
	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales	Sales	% of Sales
Customer 1	$657,304	17.0%	$4,573,434	54%	$2,297,376	24.0%	$5,615,932	38%	$806,196	$941,962
Customer 2	$-	0.0%	$1,627,075	19%	$-	0.0%	$3,460,666	23%	$-	$-

Revenue includes product sales only, while accounts receivable reflects the total due from the customer, including freight.

For the three and six months ended June 30, 2020 and 2019, there were no vendors that sold to the Company in excess of 10% of the Company’s total purchases.

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

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
(c)	Employment Contracts:

As of June 30, 2020, the Company had multi-year contracts with two key employees that include salaries presently aggregating $765,000 per year. The contracts expire in December 2020 and December 2022. The following table is a schedule of future minimum salary commitments related to those contracts as of June 30, 2020:

2020	$382,500
2021	765,000
2022	400,000

(d)	Pension Plan:

Chembio has a 401(k) plan established for the Company's employees whereby the Company matches 40% of the first 5% of salary (or up to 2% of salary) that an employee contributes to the plan. For the six months ending June 30, 2020 and 2019, matching contribution expenses totaled $49,407, and $49,000, respectively.

(e)	Leases:

The Company leases  facilities in New York, Germany, Malaysia, and Brazil, and certain equipment.

The Company’s facility leases generally include optional renewal periods. Upon entering into a new facility lease, the Company evaluates the leasehold improvements and regulatory requirements related to its operations in that location. To the extent that the initial lease term of the related facility lease is less than the useful life of the leasehold improvements and potential regulatory costs associated with moving the facility, the Company concludes that it is reasonably certain that a renewal option will be exercised, and thus that renewal period is included in the lease term and the related payments are reflected in the right-of-use asset and lease liability.

The Company’s facility leases generally include fixed rental payments with defined annual increases. While certain of the Company’s facility leases are gross leases, the majority of the Company’s facility leases are net leases in which the Company makes separate payments to the lessor based on the lessor’s property and casualty insurance costs, the property taxes assessed on the property, and a portion of the common area maintenance where applicable. The Company has elected the practical expedient not to separate lease and non-lease components for all of the Company’s facility leases. The Company has also elected the practical expedient for short term lease exception for all of its facility leases.

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease expense	$388,951	$400,658	$852,808	$682,261

Finance lease cost
Amortization of right-of-use assets	$14,687	$-	$27,085	$-
Interest on lease liabilities	5,156	-	9,367	-
Total finance lease expense	$19,843	$-	$36,452	$-

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
Supplemental cash flow information related to leases was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$292,058	$147,107	$457,277	$305,157
Operating cash flows for finance leases	5,156	-	9,367	-
Financing cash flows for finance leases	12,666	-	23,578	-
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	-	-	-	6,949,611
Finance leases	$47,499	$233,722	$75,852	$233,722

Supplemental balance sheet information related to leases was as follows:

	June 30, 2020	June 30, 2019
Finance Leases
Finance lease right of use asset	$309,574	$233,722
Accumulated depreciation	(50,690)	-
Finance lease right of use asset, net	$258,884	233,722

Weighted-Average Remaining Lease Term
Operating leases	9 years	10 years
Finance leases	4 years	5 years

Weighted-Average Discount Rate
Operating leases	8.62%	8.52%
Finance leases	9.73%	7.0%

During the three months ended March 31, 2019, the Company executed an operating sublease related to its former Holbrook, New York facility. The sublease ran conterminously with the base lease, for which the Company was primarily responsible until the end of the lease term in April 2020.

At the time of the initial assessment, the Company did not have an established incremental borrowing rate and the interest rates implicit in each of the leases were not readily determinable. Therefore, the Company used an interest rate based on the market place for the public debt. In September 2019, the Company entered into a credit agreement for a $20 million term loan as described on Note 6 - Long Term Debt.

Maturities of lease liabilities were as follows.

	June 30, 2020		June 30, 2019
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2019 and 2020	$682,667	$37,720	$1,129,543	$27,768
2021	1,209,787	75,440	998,071	55,536
2022	1,057,757	75,440	1,026,044	55,536
2023	1,026,272	75,440	1,011,085	55,536
2024	1,018,875	47,672	-	55,536
Thereafter	5,773,887	4,774	6,792,767	27,767
Total lease payments	$10,769,245	$316,486	$10,957,510	$277,679
Less: imputed interest	3,427,535	50,366	3,986,013	43,957
Total	$7,341,710	$266,120	$6,971,497	$233,722

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)
(f)	Litigation:

Employee Litigation

John J. Sperzel III, our former chief executive officer, has asserted a right to exercise certain options to purchase, for an aggregate exercise price of $943,126, a total of 266,666 shares of common stock that were vested when he resigned on January 3, 2020. Under their terms, those options were exercisable for a period of thirty days after his service to our company ended. The compensation committee of the board, acting in its discretion in accordance with the terms of the underlying equity incentive plans, has determined that Mr. Sperzel failed to exercise the options in a timely manner prior to their expiration. Chembio intends to vigorously defend against any claim by Mr. Sperzel that he continues to have a right to exercise any options.

Stockholder Litigation

As of July 31, 2020, four purported class action lawsuits had been filed by alleged stockholders of Chembio Diagnostics, Inc. (“Chembio”) in the United States District Court for the Eastern District of New York, including: (1) Sergey Chernysh v. Chembio Diagnostics, Inc., Richard L. Eberly, and Gail S. Page, 20-cv-2706, filed on June 18, 2020, or Chernysh; (2) James Gowen v. Chembio Diagnostics, Inc., Richard L. Eberly, and Gail S. Page, 2:20-cv-02758, filed on June 22, 2020, or Gowen; and (3) Anthony Bailey v. Chembio Diagnostics, Inc. Richard J. Eberly, Gail S. Page, and Neil A. Goldman, 2:20-cv-02961, filed on July 3, 2020, or Bailey; and (4) Ken Hayes v. Chembio Diagnostics, Inc., Richard L. Eberly, Gail S. Page, Katherine L. Davis, Mary Lake Polan, and John G. Potthoff, 1:20-cv-02918, filed on July 1, 2020, or Hayes.

The Chernysh, Gowen and Bailey complaints are brought by purported individual stockholders of Chembio on behalf of all persons and entities who purchased Chembio publicly traded stock during the alleged “class period” and purport to state claims for violations of Section 10(b) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission. The Chernysh and Bailey complaints define the “class period” as April 1, 2020 through June 16, 2020, inclusive, whereas the Gowen complaint defines the “class period” as March 12, 2020, through June 16, 2020, inclusive. The plaintiffs in these actions generally purport to allege that the defendants named therein misrepresented and failed to disclose that Chembio’s DPP COVID-19 IgM/IgG System did not provide high-quality results and there were material performance concerns with the DPP COVID-19 IgM/IgG System’s accuracy, including that it generates false results at a rate higher than expected and higher than reflected in its authorized labeling and was not effective in detecting antibodies against COVID 19. The Chernysh, Gowen, and Bailey complaints seek an award of damages ostensibly sustained as a result of alleged wrongdoing in an amount to be proven at trial as well as an award of reasonable attorneys’ fees and expenses, including expert fees and pre- and post-judgment interest.  Chembio and the plaintiffs in Chernysh, Gowen and Bailey have entered into a stipulation, approved by the Court on July 17, 2020, relieving the defendants from the obligation to respod to the complaints in the cases pending the designation of a lead plaintiff.  Pursuant to the stipulation, within ten days following the entry of an order by the Court appointing a lead plaintiff and a lead plaintiff’s counsel, counsel for the defendants and the lead plaintiff are to confer and submit to the Court a proposed schedule for the filing of a consolidated amended complaint and the defendants’ response to that pleading.

The Hayes complaint purports to state claims for violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder by the Securities and Exchange Commission, declaratory relief, and state law claims for breach of fiduciary duty, brought by plaintiff on behalf of himself and all of Chembio’s other public stockholders against Chembio and members of our board of directors to remedy alleged misstatements of material information in the proxy statement disseminated by Chembio in advance of our Annual Meeting of Stockholders held on July 28, 2020 (the “Annual Meeting”). The Hayes plaintiff alleges that the Schedule 14A Proxy Statement filed by Chembio on June 16, 2020 with the Securities and Exchange Commission, or the Proxy Statement, in which Chembio is soliciting stockholder approval of, inter alia, a proposal to change Chembio’s state of incorporation from the State of Nevada to the State of Delaware  (the “Reincorporation Proposal”), contains misstatements of Nevada and Delaware law.  The Hayes plaintiff seeks a declaration that the Proxy Statement is false and misleading and entry of an order enjoining the stockholder vote on the Reincorporation Proposal until such time as the Proxy Statement has been corrected as well as an order finding our directors liable for breaching their fiduciary duties and awarding plaintiff the costs and disbursements of the action, including attorneys’ and expert fees.  On July 8, 2020, Chembio filed an amended proxy statement correcting, among other things, the issues raised in the Hayes complaint.  As a consequence of the supplementation, the plaintiff withdrew its motion for a preliminary injunction.  On July 23, 2020, Chembio and the plaintiff entered into a stipulation to the dismissal of the action, with prejudice as to the claims of the named plaintiff.  The stipulation was subject to plaintiff’s reservation of the right to apply for an award of attorneys’ fees and expenses from Chembio within 45 days after entry of an order approving the stipulation in the event the parties are unable to reach agreement on plaintiff’s claim for entitlement to fees.  Also, on July 23, 2020, the plaintiff filed a notice dismissing the named plaintiff’s claims, with prejudice, as to the individual defendants.  On July 27, 2020, the Court entered an order closing the case and providing that plaintiff shall have until September 28, 2020 to move to reopen the case if the attorneys’ fee issue has not been resolved.

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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

Principal outstanding under the Credit Agreement bears interest at a rate per annum equal to the sum of (a) the greater of the one-month London Interbank Offered Rate and 2.5%plus (b) 8.75%. At any time at which an event of default has occurred and is continuing, the interest rate will increase by 4.0%. Accrued interest is payable on a monthly basis. On June 30, 2020 the interest rate was 11.25%.

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

As of June 30, 2020, the loan balance, net of unamortized discounts and debt issuance costs, was $17.9 million, and Chembio was in compliance with its cash balance loan covenant, but not in compliance with its revenue loan covenant. Chembio obtained a written waiver from the Lender with respect to Chembio’s failure to meet the revenue loan covenant for the three months ended June 30, 2020. Chembio's obligations under the Credit Agreement are secured by a first priority, perfected lien on substantially all of its property and assets, including its equity interests in subsidiaries.

NOTE 7 – WARRANTS:

In connection with entering into the Credit Agreement, on September 3, 2019, Chembio issued to the Lender a seven-year warrant (the “Warrant”) to purchase up to 550,000 shares of common stock at a per-share exercise price of $5.22. The Warrant was exercisable for cash or on a net, or “cashless,” basis, and the exercise price of the Warrant was subject to price-based, weighted-average antidilution adjustments for one year after issuance.

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

During the three months ended June 30, 2020, the Warrant was exercised in full on a cashless basis and the Lender received a total of 253,161 shares of common stock from the net exercise.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this report. In addition to historical information, the following discussion contains forward-looking statements that involves risks, uncertainties and assumptions. See “Forward-Looking Statements and Statistical Estimates” on page 3 of this report. Please read Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 13, 2020, Part II, Item1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, as filed with the Securities and Exchange Commission on May 4, 2020, and Part II, Item1A. “Risk Factors” of this report for a discussion of factors that could cause our actual results to differ materially from our expectations.

Overview of Six Months Ended June 30, 2020

We develop, manufacture and commercialize diagnostic tests used for the detection and diagnosis of infectious diseases. We have been expanding our product portfolio based upon   our proprietary DPP technology, a novel, rapid diagnostic platform that uses a drop of blood or alternative sample types from the fingertip to provide high-quality, cost-effective results in approximately 15 minutes. Our products are sold globally to medical laboratories and hospitals, governmental and public health entities, non-governmental organizations, medical professionals, and retail establishments.

The global COVID-19 pandemic significantly affected our operating results for the six months ended June 30, 2020. We anticipated that, in addition to the business disruption and general economic effects caused by the pandemic, a substantial portion of the funding that would otherwise have been available for testing for infectious diseases addressed by our diagnostic tests, such as the human immunodeficiency virus or HIV, would be redirected to testing for the novel coronavirus that causes COVID-19. In February 2020 we began the process of shifting substantially all of our resources to leverage our DPP lateral flow technology to address the acute and escalating need for an accurate diagnostic test for COVID-19.

In the latter half of the first quarter of 2020, we developed, and began to manufacture for commercialization, the DPP COVID-19 System, which consists of our new serological test for COVID-19 and our Micro Reader analyzer. The DPP COVID-19 System can provide discrete, accurate readings for IgM and IgG antibody levels in approximately 15 minutes from a simple fingerstick drop of blood. Our actions in the first-quarter led to several subsequent key achievements:

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

•
Stony Brook Medicine selected the DPP COVID-19 System to help identify persons who have recovered from COVID-19 for use in an FDA-approved investigation to determine if those persons’ convalescent blood plasma can help treat patients with an active COVID-19 infection.

•
We began shipping the DPP COVID-19 System to fulfill a $4 million purchase order from Bio-Manguinhos, a long-standing customer that is a subsidiary of the foundation responsible for the development and production of vaccines, diagnostics and biopharmaceuticals for Brazil’s national public health system.

•	We initiated commercial shipments of the DPP COVID-19 System to customers in the United States.
•	We strengthened our balance sheet by raising $28.4 million in a secondary public offering in May 2020.
•	We stablished a non-exclusive distribution relationship with Thermo Fisher Scientific’s healthcare channel for the distribution of Chembio’s DPP COVID-19 System in the U.S.

In addition, in June 2020 our DPP platform received further U.S. regulatory approval upon the FDA’s granting of a 510(k) for our DPP Zika IgM System, which includes both a test for Zika IgM antibodies and a Micro Reader. The development and regulatory submission of the DPP Zika IgM System was funded by the Biomedical Advanced Research and Development Authority, part of the Office of the Assistant Secretary for Preparedness and Response at the U.S. Department of Health and Human Services (BARDA). The DPP Zika IgM System had previously received an EUA from the FDA. This was the first 510(k) that includes our Micro Reader, which is the same device used with DPP COVID-19 Systems and DPP HIV-Syphilis Systems, the latter which is pending FDA review for a PMA.

However, later in June 2020 the FDA revoked our EUA for the DPP COVID-19 System, which we refer to as the Revocation, and since then we have been focused on revising the COVID-19 System for antibodies (serology) in anticipation of resubmitting it to the FDA for an EUA. Additionally, as announced in early July 2020, we are developing a DPP COVID-19 System for antigen detection with the support of a $0.6 million award from the Biomedical Advanced Research and Development Authority or BARDA, which is part of the Office of the Assistant Secretary for Preparedness and Response at the U.S. Department of Health and Human Services.

The diminished focus on our existing product portfolio and extensive economic disruption caused by the COVID-19 pandemic, exacerbated by the Revocation in June 2020 and the related impact on product returns and variable consideration, was reflected in our results for the six months ended June 30, 2020 as compared to the prior year period, as total revenue decreased 35.0% to $12.0 million and product sales decreased 38.3% to $9.5 million.

In order to address challenging economic conditions and accelerate implementation of our new business strategy, we are executing a program to reduce operating expenses and better align our costs with revenues. For a further description of this program, see  “—Expense  Reduction  Program” below. Our cash and cash equivalents totaled $36.4 million at June 30, 2020, compared to $18.3 million at December 31, 2019.

DPP COVID-19 System

We believe we have a proven track record in rapidly responding to global health emergencies. Building upon our extensive experience in developing and manufacturing high-quality HIV tests, we received EUAs for DPP tests related to the global outbreak of Ebola, which began in 2014, and Zika, which commenced in 2015 and was awarded a 510(k) in June 2020 as discussed above. When the novel coronavirus emerged, we were confident that we could leverage our DPP platform and our scientific and operational expertise to create an antibody test that could detect the presence of antibodies indicative of recent infection or past infection generated in response to the virus. DPP technology is an advanced, versatile lateral flow testing platform with the capability to multiplex, or detect multiple biomarkers, from a single patient sample. The speed with which we were able to develop a test for COVID-19 illustrates the DPP platform’s applicability to new and emerging infectious diseases.

During the six months ended June 30, 2020, we refocused our business strategy to apply our DPP technology to address the escalating need for COVID-19 diagnostic tests, including  tests that can be performed both close to the patient and at a laboratory or hospital. In February 2020 we began the process of shifting substantially all of our resources to the development and commercialization of the DPP COVID-19 IgM/IgG System, which consists of our new serological test for COVID-19 and our Micro Reader analyzer. In the latter half of the first quarter of 2020, we developed, and in preparation for commercialization, began to manufacture the DPP COVID-19 IgM/IgG System.

During the second quarter of 2020, prior to the Revocation, we focused on responding to a substantial number of commercial leads for the DPP COVID-19 IgM/IgG System, establishing and servicing qualified new customers, building a distributor relationship with Thermo Fisher Scientific’s healthcare channel, and manufacturing product to meet demand.

The DPP COVID-19 IgM/IgG System detects antibodies in the blood that are produced by the body in response to a novel coronavirus infection. Detection of an acute infection, as determined by the level of IgM antibodies, helps determine if a patient is still infectious. As the infection progresses, the body typically begins to produce IgG antibodies. As the IgG antibody levels increase, the IgM antibody levels will decrease and eventually disappear. IgG antibodies remain, evidencing the earlier infection. It is not currently known how long IgG antibodies to coronavirus remain in the body.

The DPP COVID-19 System offers discrete detection of IgM and IgG antibodies, with high sensitivity and specificity, from a simple fingerstick drop of blood after approximately 15 minutes of reaction time. Our portable Micro Reader analyzer then reports accurate results in approximately 15 seconds. Objective results produced by the Micro Reader reduce the possibility of the types of human error that can be experienced in the visual interpretations required by many other serological tests. The system is portable, provides accurate results from fingerstick blood or other samples, and can detect multiple biomarkers simultaneously and discretely. At the same time, the easy-to-use testing workflow is scalable. Clinicians can run multiple tests at the same time because cartridges are only required to be inserted in the Micro Reader for 15 seconds to obtain results following the 15-minute test incubation period.

The DPP COVID-19 Antigen System that is under development with the support of BARDA is expected to consist of a DPP COVID-19 Antigen Assay and Micro Reader and to use a respiratory specimen, such as a nasal or nasopharyngeal swab, to detect SARS-CoV-2 antigens. Antigen tests such as the one we are developing are important in the overall response against COVID-19 as they can be provided on a decentralized basis, closer to the point of care, at lower cost and with faster results than alternative molecular test options.

Key Developments

While we have been focusing on a test for COVID-19 for a relatively short time, we have achieved several key developments that we believe demonstrate the potential utility and marketability of the DPP COVID-19 System.

Shipment to Brazil. In March 2020 we received a $4 million purchase order for DPP COVID-19 Systems from Bio-Manguinhos, a long-standing customer that is a subsidiary of the foundation responsible for the development and production of vaccines, diagnostics and biopharmaceuticals for Brazil’s national public health system. In April 2020 we began shipping DPP COVID-19 Systems to Bio-Manguinhos to fulfill this purchase order.

Issuance of EUA. On April 14, 2020, the FDA issued an EUA for emergency use of the DPP COVID-19 System pursuant to Section 564 of the Federal Food, Drug, and Cosmetic Act of 1938. EUA authority allows the FDA, following a declaration of emergency or threat-justifying authorization of emergency use by the Secretary of Health and Human Services, to authorize the introduction into interstate commerce of drugs, devices, or biologics intended for use in an actual or potential emergency involving a biological, chemical, radiological, or nuclear agent. Under this authority, the FDA may authorize such products to be used in an emergency to diagnose, treat or prevent serious or life-threatening diseases or conditions caused by such agents when appropriate findings are made concerning the nature of the emergency, the availability of adequate and approved alternatives, and the quality of available data concerning the effectiveness of the medical product under consideration for emergency use. On February 4, 2020, the Secretary of Health and Human Services determined that the novel coronavirus presented a public health emergency that has a significant potential to affect national security or the health and security of U.S. citizens living abroad and declared that circumstances existed justifying the authorization of emergency use of in vitro diagnostics for detection and/or diagnosis of the novel coronavirus that causes COVID-19. On February 29, 2020, the FDA issued immediately in effect guidance for clinical laboratories, commercial manufacturers and FDA staff to provide a policy to help accelerate the availability of COVID-19 diagnostic tests, and updated that guidance on March 16, 2020 to provide more specific detail to laboratories and commercial manufacturers developing COVID-19 diagnostic tests. To date, the FDA has issued many EUAs for serological tests for use in detecting COVID-19-related antibodies. On May 4, 2020, the FDA further updated its COVID- 19 diagnostic test guidance to require EUA submissions for all serology tests that were previously marketed under FDA enforcement discretion following submission of a notification to FDA. FDA policies regarding diagnostic tests, therapies and other products used to diagnose, treat or mitigate COVID-19 remain in flux as the FDA responds to new and evolving public health information and clinical evidence.

Selection for Use in FDA-Approved Study. In April 2020, Stony Brook Medicine selected the DPP COVID-19 System to assist in the recruitment of patients who have recovered from COVID-19 infections. Stony Brook Medicine is conducting a study intended to determine if convalescent blood plasma from people who have recovered from COVID-19 can help treat hospitalized patients with active COVID-19 infection. Stony Brook University Hospital has received Investigational New Drug approval from the FDA to offer convalescent blood plasma treatment to its patients through a randomized, controlled study and is expected to enroll up to 500 patients from the Long Island, New York area. The DPP COVID-19 System is being used to confirm that patients enrolled in the study had been infected with COVID-19 and now have adequate levels of IgG antibodies to make them eligible to donate convalescent plasma.

Initial Shipments in United States. We made our initial commercial shipments of the DPP COVID-19 System to U.S. customers late in April 2020 and continued to ship product until receipt of the Revocation.

Revocation of EUA. On June 16, 2020, the FDA stated that it was revoking our EUA for the DPP COVID-19 IgM/IgG System was revoked, based in part on the performance of our system in the NCI’s methodology for the evaluation of COVID-19 serology tests. The FDA’s original letter of authorization for the EUA required our participation in a National Institutes of Health/National Cancer Institute (NCI) study. However, the letter stated that the NCI submission and evaluation would only be used to revise our product labeling. After we learned of the results of the NCI study -- but before the FDA took action with respect to the EUA -- we engaged in a number of communications with the FDA about the results of the NCI study and other topics.

Despite the Revocation, we continue to be excited about our opportunities in the market for DPP COVID-19 IgM/IgG Systems, as follows:

•	We stand behind the real-world clinical data, including that which we submitted to the FDA, in connection with the DPP COVID-19 IgM/IgG System EUA, and
•
The FDA’s recent identification of the performance criteria for COVID-19 serology tests clarified our path forward in working to revise the DPP COVID-19 IgM/IgG System to meet or exceed current FDA requirements.

Regarding the real-world clinical data for our original DPP COVID-19 System, including the data we submitted to the FDA in connection with our system’s EUA:

•	We acknowledge the policy change that led the FDA to create performance criteria and rely on the NCI study for those purposes.
•
On April 15, 2020, the DPP COVID-19 IgM/IgG System was granted an EUA. Subsequently, the FDA announced the adoption of a performance review process based in part on a NCI methodology for the evaluation of COVID 19 serology tests. The NCI report acknowledges that this process, which evaluates COVID-19 serology test sensitivity and specificity using a panel of pre-selected samples, may not be indicative of either performance in the real-world or performance of finger stick blood as used in the Chembio system.

•
In addition, the NCI study does not invalidate the real-world clinical data that we submitted to the FDA, including that compiled by Chembio as well as independent evaluators at two university medical centers.

•	The importance of our system’s real-world performance has been highlighted by a number of customers.

Targeted Uses and Customers

By changing the way people interact and function in everyday life, the COVID-19 pandemic has created new types of customer needs and has expanded the use cases for diagnostic testing. We believe the DPP COVID-19 System is well-positioned to address both existing and emerging markets by, for example, monitoring infection progression in individuals to improve clinical outcomes, surveilling community populations to determine herd immunity, and facilitating evaluation of potential therapeutic treatments and potential vaccine development processes. Because the DPP COVID-19 System is portable, uses a fingerstick blood sample or other samples, can produce accurate results, and requires approximately 15 minutes for test processing and approximately 15 seconds for results processing, we believe tests can be conducted in a wide variety of settings, including on a decentralized basis without significant infrastructure.

Because the EUA issued by the FDA for emergency use of the DPP COVID-19 System was limited to laboratories certified under the Clinical Laboratory Improvement Amendments of 1988, or CLIA, to perform moderate and high complexity tests, we are working with the FDA to identify and understand the requirements and guidelines that would be applicable to receiving a certificate of waiver under CLIA with respect to the DPP COVID-19 System. CLIA generally regulates laboratories that test human specimens and ensures laboratories produce accurate, reliable, and timely patient test results, regardless of where the test is performed. As defined by CLIA, waived tests are categorized as simple laboratory examinations and procedures that have an insignificant risk of an erroneous result. A CLIA-waived test can be performed as a point-of-care test at any laboratory with a Certificate of Waiver without need for a highly trained laboratory technician to administer the test, which makes the test more accessible and economical. This would include many physician offices, health clinics and urgent care centers, pharmacies and nursing homes. In the event that FDA approves our application for waived status under CLIA, we anticipate that a diverse customer base will be interested in using the DPP COVID-19 System, based on the DPP COVID-19 System’s portability, accuracy, speed, cost-effectiveness and ease of use.

If we are granted an EUA for the revised DPP COVID-19 System and, until the FDA authorized waived status under CLIA, we will focus our sales efforts on target hospitals, moderately complex physician office labs, urgent care clinics and state and city health departments authorized to perform moderate and high complexity tests in regions that have been most effected by the pandemic. Outside the known health care arena, we anticipate there will be increasing interest from larger institutions and employers as the world evaluates its path back to work and whether individuals may have been exposed to COVID-19 and may have immunity.

Legacy Infectious Disease Product Portfolio

We are a leading provider of diagnostic tests for infectious diseases with a broad portfolio of infectious disease products. We refer to our infectious disease products, other than the DPP COVID-19 System, as our legacy products. As described above under “—DPP COVID-19 System,” in the six months ended June 30, 2020 we began the process of shifting substantially all of our resources to the development and commercialization of the DPP COVID-19 System. As a result, and as illustrated by our results for the six months ended June 30, 2020, we expect to generate a diminished amount of revenue from our legacy products for the foreseeable future, while we continue to focus on the manufacture and commercialization of the DPP COVID-19 System. Thereafter, we intend to recommence the development, marketing, manufacture and sale of the legacy product portfolio consistent with market demand.

Nearly all of our legacy infectious disease products are based on our DPP technology. They require only a single drop of blood from the fingertip or other samples, and provide results in approximately 15 minutes. These products feature:

•	enhanced sensitivity and specificity;
•	advanced multiplexing; and
•	when used with our Micro Reader, accurate results processed in approximately 15 seconds.

Regulatory Approvals

We have obtained FDA approvals and, directly or through our partners, international regulatory approvals for legacy infectious disease tests as follows:

Product	U.S.	International
DPP COVID-19 IgM/IgG System		✓
DPP HIV 1/2 Assay	✓	✓
DPP HIV-Syphilis System	Pending FDA Approval	✓
DPP Syphilis Screen & Confirm Assay		✓
DPP ZCD IgM/IgG System		✓
DPP Dengue NS1 Antigen System		✓
DPP Dengue IgM/IgG System		✓
DPP Zika IgM System	✓	✓
DPP Zika IgM/IgG System		✓
DPP Chikungunya System		✓
DPP Ebola Antigen System	✓ EUA
DPP Leishmaniasis Assay		✓
HIV 1/2 STAT-PAK Assay	✓	✓
Chagas STAT-PAK Assay		✓
SURE CHECK HIV 1/2 Assay	✓	✓
SURE CHECK HIV Self-Test		✓

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

Our legacy products also include tests for selected fever and tropical diseases such as Chagas, Ebola, Leishmaniasis and Zika. The market for lateral flow tests for mosquito-borne diseases includes established markets for diseases such as Dengue and Malaria, which WHO estimates collectively account for more than 600 million annual infections worldwide. There are also a number of emerging markets for lateral flow tests for infectious diseases such as Burkholderia, Chikungunya, Dengue, lassa, leptospirosis, Marburg, Rickettsia and Zika. Though certain of these have not been commercialized, our legacy products include tests using our DPP platform to detect all of the aforementioned fever and tropical diseases, as stand-alone or multiplex tests.

Our investments in these products are attracting international attention. In April 2020, we received a second $1.5 million purchase order from UNICEF for multiplex Zika, Chikungunya and Dengue (DPP ZCD) Systems, including tests and Micro Readers. The orders follow the successful completion of conditions set forth in the previously announced long term arrangement (LTA). Along with the firm purchase commitment of $1.5 million, the LTA includes additional potential purchases of up to $2.0 million, for a total potential amount of up to $3.5 million. Along with the previous UNICEF order for Chembio’s multiplex Zika IgM/IgG System announced in February 2020, the combined LTAs contemplate up to $7.0 million in potential orders. Shipments under these orders commenced during the quarter ended June 30, 2020 and will scheduled for delivery through 2021.

Our DPP ZCD System can accurately detect three unique viral infections, all of which are transmitted by the same type of mosquito, have similar symptoms and are often associated with co-infections. We believe that testing for these viruses in combination will be critical in addressing these co-circulating pathogens. This novel multiplex test will enhance both surveillance capabilities and clinical response efforts, providing significant advantages over current lab-based tests by allowing healthcare providers to take rapid action.

Chembio’s multiplex DPP ZCD System allows simultaneous and discrete detection of antibodies for both active (IgM) and prior exposure (IgG) to Zika, Chikungunya and Dengue viruses. The DPP ZCD System has received approval from ANVISA in Brazil and is CE Marked.

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

Legacy Products Under Development

Several tests in our infectious disease pipeline are approaching commercialization, and several have received initial regulatory approvals:

Product	Collaborator	Phase I Feasibility	Phase II Development	Phase III Verification & Validation	Phase IV Clinical & Regulatory	Phase V Commercial Launch
DPP HIV-Syphilis System (US)	Self-funded	✓	✓	✓	✓	PMA pending
DPP Dengue IgM/IgG System	Self-funded	✓	✓	✓	✓	CE and ANVISA
DPP Dengue NS1 Antigen System	Self-funded	✓	✓	✓	✓	CE and ANVISA pending
DPP Chikungunya IgM/IgG System	Self-funded	✓	✓	✓	✓	CE and ANVISA
DPP Zika Chikungunya Dengue IgM/IgG System	Self-funded	✓	✓	✓	✓	CE and ANVISA
DPP Ebola Antigen System	CDC	✓	✓	✓	✓	FDA-EUA
DPP Fever Assay Asia	FIND	✓	✓	✓	✓
DPP Fever Assay Africa	Paul Allen Foundation	✓	✓	✓
DPP Fever Assay Malaysia	Self-funded	✓	✓	✓	✓

Sales Channels

We believe our deep experience with infectious diseases, including our development of tests that can multiplex as many as eight different diseases with a single drop of blood and deliver accurate results with our Micro Readers, illustrates our ability to expand our DPP technology into a broader range of tests. Our initial focus for the DPP COVID-19 System is in the United States and in fulfilling existing orders from Brazil, but we expect to expand our sales efforts to include Europe and elsewhere, as demand determines.

There is a diverse customer base interested in using the DPP COVID-19 System. This potential group includes various hospital departments, state and city health departments, ambulatory surgery centers, physician offices, health clinics and urgent care centers, pharmacies, and nursing homes. Outside the known health care arena, we anticipate there will be increasing interest from larger institutions and employers as the world evaluates its path back to work and whether individuals may have been exposed to COVID-19 and may have immunity. We are focusing our initial sales efforts for the DPP COVID-19 System principally on hospitals, physician offices with moderately complex labs, urgent care clinics and state and city health departments in the regions that have been most affected by the pandemic, while monitoring existing and escalating demand throughout the United States and internationally.

Our broader infectious disease portfolio of products is sold globally, both directly and through distributors, to hospitals and clinics, physician offices, clinical laboratories, public health organizations, government agencies and consumers. Historically, we marketed and sold our products only in a small number of countries and regions. While we are focusing substantially on the market for the DPP COVID-19 System, we intend to maintain our relationships with the United Nations Children’s Fund, or UNICEF, and other organizations and agencies that influence market decisions for our legacy products and products under development.

To support our commercial efforts and support future growth, we are also adding to our marketing and customer service teams in a manner that is aligned with our growth expectations.

Manufacturing

In April 2020, we initiated a retrenchment of our Malaysian facility that was completed during the second quarter of 2020 and that included termination of employment of our Malaysian workforce. We now manufacture all of our tests in the United States and Brazil and all of our Micro Readers in Germany.

In 2018, we began process of automating some of our manufacturing processes and expanding our manufacturing capacity in the United States. We initiated the process of automating our U.S. manufacturing processes because we believe the reduced variable costs associated with automated manufacturing lines will improve product gross margins.

As described under “—Business Update—DPP COVID-19 System” above, since February 2020 we have been shifting resources to develop and commercialize the DPP COVID-19 System. Accordingly, and in connection with receipt of an EUA from the FDA for the DPP COVID-19 System, during the three months ended March 31, 2020 we began the process of shifting substantially all of our test manufacturing capacity to the DPP COVID-19 System. This shift included investment totaling approximately $0.8 million to increase tooling capacity, advance our automated manufacturing, and begin recruiting additional workers to expand capacity and supplement absenteeism associated with employee self-quarantines as the result of the COVID-19 pandemic.

During the initial period of expected high demand for COVID-19 tests such as the DPP COVID-19 System, the ultimate duration of which we continue to evaluate, we worked to scale both our manual and automated processes for the assembly of tests for the DPP COVID-19 System. We have designed, and will seek to implement, a capacity growth plan intended to ramp production. Our actual growth in capacity will be tied to market demand, and our ability to ramp capacity will be subject to our ability to fund, manage and execute our internal manufacturing requirements and to continue to have the necessary support of our supply chain and other vendors.

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
•
In April 2018, we entered into a collaboration agreement with LumiraDx to develop new rapid diagnostic tests for infectious diseases. Under terms of the agreement, we receive funding from LumiraDx, subject to satisfying certain milestones, to develop certain neibiw rapid infectious disease tests. Following the regulatory approval and commercialization of tests in accordance with the agreement, we will both sell reagents to, and receive royalty payments from, LumiraDx on sales of all products developed through this collaboration.

•	In July 2019 we entered into a collaboration agreement with Shire, a subsidiary of Takeda Pharmaceutical to develop a novel rapid diagnostic test to detect an undisclosed biomarker.
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

•
We entered into agreements with LumiraDx in March 2020 (as amended in April 2020) to, among other things, develop a diagnostic test for the detection of the COVID-19 virus and IgM and IgG antibodies on the LumiraDx platform.

•	In July 2020, we were selected to conduct a second research and development services program for Takeda utilizing our DPP technology and Micro Reader analyzers.

We believe leading global healthcare organizations and others have chosen to collaborate with us based on our deep scientific expertise with our DPP technology platform and capabilities, our successful record of developing DPP tests with a diverse set of collaborators, including global commercial companies, governments and non-governmental organizations, and our extensive experience in obtaining regulatory approvals from various regulatory authorities in the United States, Brazil, the European Union, and Mexico, as well as prequalifications from WHO.

The following table illustrates the status of work within our Research & Development Services program:

Product	Collaborator	Phase I Feasibility	Phase II Development	Phase III Verification &Validation	Phase IV Clinical/ Regulatory	Phase V Commercial Launch
DPP Rare Disease (undisclosed biomarker)	Takeda	✓	✓
DPP (undisclosed biomarker)	Takeda	✓
DPP COVID-19 Antigen System	BARDA	✓
COVID-19 Test	LumiraDx	✓	✓	✓
Infectious Disease Portfolio	LumiraDx	✓	✓
DPP Biomarker Development Project (undisclosed biomarker)	AstraZeneca	✓	✓	✓		CE Mark*
DPP TBI	Perseus	✓	✓

*For use in pharmaceutical research

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

DPP COVID-19 System

Competition is, and will likely continue to be, particularly intense in the market for COVID-19 diagnostic tests. Numerous companies in the United States and internationally have announced their intention to offer new products, services and technologies that could be used in substitution for the DPP COVID-19 System. Many of those competitors are significantly larger, and have substantially greater financial, engineering and other resources, than our company. Existing and potential competitors in the market for COVID-19 diagnostic tests include developers of antigen, serological and molecular tests.

We expect competition to continue to increase as other established and emerging companies enter the market, as customer requirements evolve, and as new products, services and technologies are introduced. The entrance of new competitors is being encouraged by governmental authorities, who are offering funding to support development of testing solutions for COVID-19. For example, on April 29, 2020, the U.S. National Institutes of Health announced it would be using a portion of its $1.5 billion in federal stimulus funding to fund a $500 million national challenge designed to help the agency identify the best candidates for an at-home or point-of-care test for COVID-19. Some of our existing or new competitors may have strong relationships with current and potential customers, including governmental authorities, and, as a result, may be able to respond more quickly to new or changing regulatory requirements, new or emerging technologies, and changes in customer requirements. In addition, during the time period between the Revocation and resubmission we anticipate for EUA, competitors have gained progress in their commercialization efforts, and customers have gained experience in using competitive product.

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

Expense Reduction Program

During the six months ended June 30, 2020, we began implementing a multi-faceted expense reduction program to reduce operating expenses and facilitate profitable growth. We undertook actions to adjust the size and composition of our organization, including by removing positions that were non-essential in light of our new business strategy, and to remove other expenses, all of which we expect will provide savings throughout, and after, 2020. Certain actions were taken with a view to facilitating our new focus on the development, manufacture and commercialization of the DPP COVID-19 System.

In light of market dynamics, we also completed a retrenchment of our Malaysian operations, including the termination of employment of our Malaysian workforce during the three months ended June 30, 2020. We will maintain our Malaysian subsidiary and facility and sustain the product registrations that were obtained throughout southeast Asia, with the benefit of having that entity to preserve the opportunity to restart operations there in the future when market conditions warrant.

Based on these activities, the Company recorded a restructuring charge ranging of $0.4 million during the three months ended June 30, 2020.

Consolidated Results of Operations

Three Months Ended June 30, 2020 Versus Three Months Ended June 30, 2019

Our results of operations for the three months ended June 30, 2020 and 2019 were as follows (dollars in thousands):

	June 30, 2020		June 30, 2019
TOTAL REVENUES	$5,111	100%	$9,888	100%

OPERATING COSTS AND EXPENSES:
Cost of product sales	5,671	111%	6,990	71%
Research and development expenses	1,922	38%	2,101	22%
Selling, general and administrative expenses	4,397	41%	4,097	43%
Severance and restructuring costs	388	0%	-	0%
	12,378		13,188

LOSS FROM OPERATIONS	(7,267)		(3,300)

OTHER (EXPENSE) INCOME, NET	(712)		6

LOSS BEFORE INCOME TAXES	(7,979)	(156)%	(3,294)	(36)%

Income tax benefit	(135)		(107)
NET LOSS	$(7,844)		$(3,187)

Percentages in the table reflect the percent of total revenues.

Total Revenues

Total revenues during the three months ended June 30, 2020 were $5.1 million, a decrease of $4.8 million, or 48.3%, compared to the three months ended June 30, 2019. As discussed above, in the second quarter, we executed the initial steps to implement our new business model and focus our resources on the development and commercialization of COVID-19 testing products. At the same time, the customers of our legacy infectious disease tests also focused much of their resources on COVID-19 management.

The Revocation had a significant negative impact on our product revenues by triggering the recall of unused tests from customers in the United States. In addition, given the uncertainty of the regulatory environment outside the U.S., we did not recognize net revenue in the second quarter for our shipments of the COVID-19 System outside the U.S.

Gross Product Margin

Cost of product revenue is primarily composed of material, labor, manufacturing overhead, depreciation and amortization, and other operating expenses.

Gross product margin is net product revenue less cost of product revenue, and gross product margin percentage is gross product margin as a percentage of net product revenue. Gross product margin during the three months ended June 30, 2020 decreased by $3.7 million, or 205%, from the comparable period of 2019. The gross product margin reduction resulted from losses related to the Revocation during the second quarter, which triggered the return of COVID-19 Systems that were produced and sold to customers in the U.S. It also resulted from cost of product revenue including the cost of COVID-19 Systems that were produced and shipped outside the U.S., but for which revenue was not recognized due to the requirement of GAAP that we have a high degree of confidence that it is probable that a significant reversal in revenue will not occur. Many factors can affect that consideration, including, as examples, things outside our influence, actions of third parties, and evidence from similar situations. After considering all the information available to us, we were not able to recognize the product revenue from those shipments in the second quarter due to the hurdle that requires a high degree of confidence that it is probable that a significant reversal in revenue will not occur.

The following schedule calculates gross product margin (dollars in thousands):

	For the Three Months Ended June 30		Favorable/(Unfavorable)
	2020	2019	$ Change	% Change
Net product sales	$3,792	$8,785	$(4,993)	56.8%
Less: Cost of product sales	(5,671)	(6,990)	1,319	18.9%
Gross product margin	$(1,879)	$1,795	$(3,674)	204.7%
Gross product margin percentage	(49.6)%	20.4%

The $3.7 million decrease in gross product margin was composed of the following:

•	$1 million unfavorable product sales volume as described above, together with
•	$2.6 million unfavorable product margins related to the cost of returned product and product shipped outside the U.S.

We believe the our investment in automation will reduce our reliance on manual labor and contribute to improved product gross margins.

Research and Development

This category includes costs incurred for clinical and regulatory affairs and other R&D as follows (dollars in thousands):

	For the Three Months Ended June 30		Favorable/(Unfavorable)
	2020	2019	$ Change	% Change
Clinical and regulatory affairs	$178	$323	$145	44.9%
Other research and development	1,744	1,778	34	1.9%
Total research and development	$1,922	$2,101	$179	8.5%

The decrease in R&D costs for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily associated with the reduction in clinical trial cost related to the DPP HIV-Syphilis System during 2019, offset by costs related to the development of the DPP COVID-19 System.

Selling, General and Administrative Expense

Selling, general and administrative expense includes administrative expenses, sales and marketing costs (including commissions), and other corporate items.

The $0.3 million, or 7.3%, increase in selling, general and administrative expense for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 is primarily related to one-time period costs and equity compensation costs.

Other Income (Expense), net

Other expenses/income, net consists principally of interest expense, net of interest income earned on our deposits, which increased in the three months ended June 30, 2020 compared to comparable period in 2019 due to interest accruing on long-term debt incurred on September 3, 2019, of which $20 million (carrying value of $17.9 million) was outstanding at June 30, 2020. For a description of this long-term debt, please see “—Liquidity and Capital Resources—Sources of Funds—Credit Agreement” below.

Income Tax Benefit

During the three months ended June 30, 2020, we recognized a tax benefit of $0.1 million related to losses generated by our foreign subsidiaries. As of June 30, 2020 and 2019, our U.S. deferred tax assets included a full valuation allowance.

Six Months Ended June 30, 2020 versus Six Months Ended June 30, 2019

The results of operations for the six months ended June 30, 2020 and 2019 were as follows (dollars in thousands):

	June 30, 2020		June 30, 2019
TOTAL REVENUES	$11,971	100%	$18,430	100%

OPERATING COSTS AND EXPENSES:
Cost of product sales	10,045	84%	12,002	65%
Research and development expenses	3,881	32%	4,318	23%
Selling, general and administrative expenses	8,554	71%	8,110	44%
Severance and restructuring costs	1,111	9%	-	0%
Acquisition costs	64	1%	396	2%
	23,655		24,827

LOSS FROM OPERATIONS	(11,684)		(6,396)

OTHER (EXPENSE) INCOME, NET	(1,374)		13

LOSS BEFORE INCOME TAXES	(13,058)	(109)%	(6,383)	(35)%

Income tax benefit	(215)		(380)
NET LOSS	$(12,843)		$(6,003)

Percentages in the table reflect the percent of total revenues.

Total Revenues

Total revenues during the six months ended June 30, 2020 were $12 million, a decrease of $6.5 million, or 35% compared to the six months ended June 30, 2019. As discussed above, in the second quarter, we executed the initial steps to implement our new business model and focus our resources on the development and commercialization of COVID-19 testing products. At the same time, the customers of our legacy infectious disease tests also focused much of their resources on COVID-19 management. The Revocation had a significant negative impact on our net product revenues by triggering the recall of unused tests from customers in the United States. In addition, given the uncertainty of the regulatory environment outside the U.S., we did not recognize revenue in the second quarter for our shipments of the COVID-19 System outside the U.S. Total revenues for the six months ended June 30, 2020 was also adversely affected by our shift in focus from offering and selling legacy products to developing and beginning to commercialize the DPP COVID-19 System.

Gross Product Margin

Cost of product sales is primarily composed of material, labor, manufacturing overhead, depreciation and amortization, and other operating expenses.

Gross product margin is net product revenue less cost of product revenue, and gross product margin percentage is gross product margin as a percentage of net product revenue. Gross product margin during the six months ended June 30, 2020 decreased by $4 million, or 116%, from the comparable period of 2019. The gross product margin reduction resulted from losses related to the revocation during the second quarter, which triggered the return of COVID-19 Systems that were produced and sold to customers in the U.S. It also resulted from cost of product revenue including the cost of COVID-19 Systems that were produced and shipped outside the U.S., but for which revenue was not recognized due to the requirement of GAAP that we have a high degree of confidence that it is probable that a significant reversal in revenue will not occur. Many factors can affect that consideration, including, as examples, things outside our influence, actions of third parties, and evidence from similar situations. After considering all the information available to us, we were not able to recognize the product revenue from those shipments in the second quarter due to the hurdle that requires a high degree of confidence that it is probable that a significant reversal in revenue will not occur.

The following schedule calculates gross product margin (dollars in thousands):

	For the Six Months Ended		Favorable/(Unfavorable)
	June 30, 2020	June 30, 2019	$ Change	% Change
Net product sales	$9,508	$15,409	$(5,901)	38.3%
Less: Cost of product sales	10,045	(12,002)	1,957	16.3%
Gross product margin	$(537)	$3,407	$(3,944)	115.8%
Gross product margin percentage	(5.6)%	22.1%

The $3.9 million decrease in gross product margin was composed of the following:

•	$1.3 million unfavorable product sales volume as described above, together with
•	$2.6 million unfavorable product margins related to the cost of returned product and product shipped outside the U.S.

We believe our investment in automation will reduce our reliance on manual labor and contribute to improved product gross margins.

Research and Development

This category includes costs incurred for clinical and regulatory affairs and other research and development, as follows (dollars in thousands):

	For the Six Months Ended		Favorable/(Unfavorable)
	June 30, 2020	June 30, 2019	$ Change	% Change
Clinical and regulatory affairs	$500	$763	$263	34.5%
Other research and development	3,381	3,555	174	4.9%
Total Research and Development	$3,881	$4,318	$437	10.1%

The decrease in R&D costs for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily associated with the reduction externally funded programs and clinical trial costs related to the DPP HIV-Syphilis System during 2019, offset by costs related to the development of the DPP COVID-19 System.

Selling, General and Administrative Expense

Selling, general and administrative expense includes administrative expenses, sales and marketing costs (including commissions), and other corporate items.

The $0.4 million, or 5.5%, increase in selling, general and administrative expense for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 related to one-time period costs and equity compensation costs.

Other (Expense) Income, net

Other expenses/income, net consists principally of interest expense, net of interest income earned on our deposits, which increased in the six months ended June 30, 2020 compared to comparable period in 2019 due to interest accruing on long-term debt incurred on September 3, 2019, of which $20 million (carrying value of $17.9 million) was outstanding at June 30, 2020. For a description of this long-term debt, please see “—Liquidity and Capital Resources—Sources of Funds—Credit Agreement” below.

Income Tax Benefit

During the six months ended June 30, 2020, we recognized a tax benefit of $0.2 million related to losses generated by our foreign subsidiaries. As of June 30, 2020 and 2019, our U.S. deferred tax assets included a full valuation allowance.

Liquidity and Capital Resources

During the six months ended June 30, 2020 we have funded our business operations, including capital expenditures and working capital requirements, principally from cash and cash equivalents. Our operations used $7.3 million of cash, and we received proceeds on issuance of stock of $28.5 million (net of expenses). As of June 30, 2020, we had outstanding debt (excluding leases) in the amount of $20.1 million (carrying amount of $17.9 million), consisting of loans of $20.0 million under a credit agreement entered into on September 3, 2019 and $0.1 million under a seller-financed note payable incurred in connection with our purchase of automated manufacturing equipment.

We continually evaluate our liquidity requirements, capital needs and availability of capital resources based on our operating needs and our planned growth initiatives, particularly in the light of our shift in business focus to the DPP COVID-19 System. We believe our existing cash and cash equivalents and our cash flow from operating activities will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future working capital needs will depend on many factors, including  the timing of our planned submission of the revised DPP COVID-19 System for an EUA and a successful award of such by the FDA; the rate of our business and revenue growth, particularly if we are able to resume commercialization of the DPP COVID-19 System; the timing of our continuing automation of U.S. manufacturing; and the timing of investment in our research and development as well as sales and marketing. If we are unable to increase our revenues and manage our expenses in accordance with our operating plan, we may need to reduce the level or slow the timing of the growth plans contemplated by our operating plan, which would likely curtail or delay the growth in our business contemplated by our operating plan and could impair or defer our ability to achieve profitability and generate cash flow, or to seek to raise additional funds through debt or equity financings, strategic relationships, or other arrangements.

Sources of Funds

The following table sets forth selected working capital information:

June 30, 2020
(in thousands)
Cash and cash equivalents	$36,427,468
Accounts receivable, net of allowance for doubtful amounts	2,610,587
Inventories, net	14,131,540
Prepaid expenses and other current assets	742,908
Total current assets	53,912,503
Less: Total current liabilities	14,296,153
Working capital	$39,616,350

We received net proceeds of $28.4 million from an underwritten public offering of Common Stock in May 2020.

On April 20, 2020, we entered into an agreement with the U.S Small Business Administration for a loan of $3 million under the Paycheck Protection Program. The loan bears a 1% interest rate and has a two-year term beginning on the date of disbursement. Principal and interest is due at maturity. This loan was returned on May 2020.

On April 24, 2020, we were awarded a grant of $1.0 million from Empire State Development to be used as working capital for the development and production of IgM/IgG serology tests for COVID-19 for sale in the State of New York. Of that total, $0.5 million was funded during the three months ended June 30, 2020.

Our cash and cash equivalents at June 30, 2020, which included a restricted amount of $3.3 million, was held for working capital purposes. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends. We have not entered into, and do not expect to enter into, investments for trading or speculative purposes. Our accounts receivable and investory balances fluctuate from period to period, which affects our cash flow from operating activities. Fluctuations vary depending on cash collections, client mix, and the timing of shipment of our products and the invoicing of our research and development activities.

Uses of Funds

Our operations used $7.3 million of cash during the six months ended June 30, 2020, reflecting a net loss adjusted for non-cash items of $11.2 million (which included $1.1 million of severance and restructuring costs and $0.1 million of acquisition costs), a $1.1 million decrease in accounts receivable, offset by a $4.5 million increase in inventory, a $3.3 million increase in accounts payable and accrued liabilities and a $4.0 million increase in deferred revenue.

During the six months ended June 30, 2020, we continued to invest in manufacturing equipment, leasehold improvements and other fixed assets, particularly in the light of our shift in business focus to our DPP COVID-19 System. Our capital expenditures totaled $2.4 million in the six months ended June 30, 2020.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, or the Exchange Act.

Significant Accounting Policies and Critical Accounting Estimates

The following description of our significant accounting policies and critical accounting estimates augments the disclosure set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Revenue Recognition

We recognize revenue for product sales in accordance with FASB ASC 606, Revenue from Contracts with Customers. Revenues from product sales are generally recognized when the customer obtains control of our product, which occurs at a point in time, typically upon tendering to the customer, subject to variable consideration and other provisions of ASC 606. We expense incremental costs of obtaining a contract as and when incurred because the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial. Freight and distribution activities on products are performed after the customer obtains control of the goods. We have made an accounting policy election to account for shipping and handling activities that occur either when or after goods are tendered to the customer as a fulfillment activity, and therefore recognizes freight and distribution expenses in Cost of Product Sales. We exclude certain taxes from the transaction price (e.g., sales, value added and some excise taxes).

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

Recently Issued Accounting Pronouncements

A discussion of recent accounting pronouncements was included in our 2019 Form 10-K and is updated in subsection (v) of note 2 to the condensed consolidated financial statements included elsewhere in this report.

ITEM 4.	CONTROLS AND PROCEDURES

(a)
Disclosure Controls and Procedures. Under the supervision and with the participation of our senior management, consisting of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that as of June 30, 2020 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our Exchange Act reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Employee Litigation

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

Stockholder Litigation

As of July 31, 2020, four purported class action lawsuits had been filed by alleged stockholders of our company in the United States District Court for the Eastern District of New York, including: (1) Sergey Chernysh v. Chembio Diagnostics, Inc., Richard L. Eberly, and Gail S. Page, 20-cv-2706, filed on June 18, 2020, or Chernysh; (2) James Gowen v. Chembio Diagnostics, Inc., Richard L. Eberly, and Gail S. Page, 2:20-cv-02758, filed on June 22, 2020, or Gowen; and (3) Anthony Bailey v. Chembio Diagnostics, Inc. Richard J. Eberly, Gail S. Page, and Neil A. Goldman, 2:20-cv-02961, filed on July 3, 2020, or Bailey; and (4) Ken Hayes v. Chembio Diagnostics, Inc., Richard L. Eberly, Gail S. Page, Katherine L. Davis, Mary Lake Polan, and John G. Potthoff, 1:20-cv-02918, filed on July 1, 2020, or Hayes.

The Chernysh, Gowen and Bailey complaints are brought by purported individual stockholders of our company on behalf of all persons and entities who purchased our publicly traded stock during the alleged “class period” and purport to state claims for violations of Section 10(b) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission. The Chernysh and Bailey complaints define the “class period” as April 1, 2020 through June 16, 2020, inclusive, whereas the Gowen complaint defines the “class period” as March 12, 2020, through June 16, 2020, inclusive. The plaintiffs in these actions generally purport to allege that the defendants named therein misrepresented and failed to disclose that our DPP COVID-19 IgM/IgG System did not provide high-quality results and there were material performance concerns with the DPP COVID-19 IgM/IgG System’s accuracy, including that it generates false results at a rate higher than expected and higher than reflected in its authorized labeling and was not effective in detecting antibodies against COVID-19. The Chernysh, Gowen, and Bailey complaints seek an award of damages ostensibly sustained as a result of alleged wrongdoing in an amount to be proven at trial as well as an award of reasonable attorneys’ fees and expenses, including expert fees and pre- and post-judgment interest.  We and the plaintiffs in Chernysh, Gowen and Bailey have entered into a stipulation, approved by the Court on July 17, 2020, relieving the defendants from the obligation to respond to the complaints in the cases pending the designation of a lead plaintiff.  Pursuant to the stipulation, within ten days following the entry of an order by the Court appointing a lead plaintiff and a lead plaintiff’s counsel, counsel for the defendants and the lead plaintiff are to confer and submit to the Court a proposed schedule for the filing of a consolidated amended complaint and the defendants’ response to that pleading.

The Hayes complaint purports to state claims for violations of Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder by the Securities and Exchange Commission, declaratory relief, and state law claims for breach of fiduciary duty, brought by plaintiff on behalf of himself and all of our other public stockholders against our company and directors to remedy alleged misstatements of material information in the proxy statement disseminated by Chembio in advance of our Annual Meeting of Stockholders held on July 28, 2020, or the Annual Meeting. The Hayes plaintiff alleges that the Schedule 14A Proxy Statement we filed on June 16, 2020 with the Securities and Exchange Commission, or the Proxy Statement, in which we were soliciting stockholder approval of, inter alia, a proposal to change our state of incorporation from the State of Nevada to the State of Delaware  (the “Reincorporation Proposal”), contained misstatements of Nevada and Delaware law.  The Hayes plaintiff sought a declaration that the Proxy Statement was false and misleading and entry of an order enjoining the stockholder vote on the Reincorporation Proposal until such time as the Proxy Statement has been corrected as well as an order finding our directors liable for breaching their fiduciary duties and awarding plaintiff the costs and disbursements of the action, including attorneys’ and expert fees.  On July 8, 2020, we filed an amended proxy statement correcting, among other things, the issues raised in the Hayes complaint.  As a consequence of the supplementation, the plaintiff withdrew its motion for a preliminary injunction.  On July 23, 2020, weo and the plaintiff entered into a stipulation to the dismissal of the action, with prejudice as to the claims of the named plaintiff.  The stipulation was subject to plaintiff’s reservation of the right to apply for an award of attorneys’ fees and expenses from us within 45 days after entry of an order approving the stipulation in the event the parties are unable to reach agreement on plaintiff’s claim for entitlement to fees.  Also, on July 23, 2020, the plaintiff filed a notice dismissing the named plaintiff’s claims, with prejudice, as to the individual defendants.  On July 27, 2020, the Court entered an order closing the case and providing that plaintiff shall have until September 28, 2020 to move to reopen the case if the attorneys’ fee issue has not been resolved.

ITEM 1A.	RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors described in the section captioned Part I, Item 1A, “Risk Factors,” in our 2019 Form 10-K. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section captioned Part I, Item 1A, Risk Factors,” in our 2019 Form 10-K, which could materially affect our business, financial condition, or future results. Moreover, you should interpret many of the risks identified in our 2019 Form 10-K as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic. The risks described in our 2019 Form 10-K and in this report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition, and/or operating results.

For purposes of the following risk factors, we refer to our DPP COVID-19 IgM/IgG Systems and DPP COVID-19 Antigen Systems collectively as DPP COVID-19 Systems.

Risks Related to Our Business

We have refocused our business strategy to respond to COVID-19, which is a new and rapidly developing market, making it difficult to evaluate our business and future prospects.

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

We are allocating substantially all of our resources to the production of our DPP COVID-19 Systems for the foreseeable future, and our long-term business success could be negatively impacted by our diversion of resources from our legacy business of diagnostic testing for other infectious diseases.

We are committing substantially all of our financial and personnel resources to the development, manufacturing and commercialization of DPP COVID-19 Systems. This resource allocation may negatively impact our legacy product portfolio, as we expect to spend limited funds and time on updating pre-existing products and regulatory approvals or on completing products that were in development prior to our strategic decision to focus on DPP COVID-19 Systems. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could dissipate; there is no guarantee that current or anticipated demand will continue, or if demand does continue, that we will be able to produce in quantities to meet the demand. We intend to reestablish our legacy business in the future, but there can be no assurance that we will be able to successfully recommence the development and commercialization of our legacy products and products under development.

Our near-term success is highly dependent on the success of our DPP COVID-19 Systems, and we cannot be certain that it will attain market acceptance or be successfully commercialized in the United States or elsewhere.

Even if we are able to obtain an EUA for either of our revised DPP COVID-19 Systems, that product may not gain broad market acceptance among physicians, healthcare payers, patients, and the medical community. We have conducted our own research into the markets for our product candidates, including our DPP COVID-19 Systems; however, we cannot guarantee market acceptance of our product, and have somewhat limited information on which to estimate our anticipated level of sales. Our products will require healthcare providers and doctors to accept and adopt our technology. Our industry is susceptible to rapid technological developments and there can be no assurance that we will be able to match any new technological advances. If we are unable to match the technological changes in the needs of our customers the demand for our products will be reduced. Acceptance and use of any products we market will depend upon a number of factors including:

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

Because we expect virtually all of our product revenues for the foreseeable future to be generated from sales of our current products and DPP COVID-19 Systems in particular, the failure of these products to find market acceptance would substantially harm our business and would adversely affect our revenue. If our DPP COVID-19 Systems are not as successfully commercialized as expected, we may not be able to generate sufficient revenue to become profitable. Any failure of either of our DPP COVID-19 Systems to be successfully commercialized in the United States may have a material adverse effect on our business, operating result financial condition and cash flows, and could result in a substantial decline in the price of our common stock.

Our Revised DPP COVID-19 IgM/IgG System may not gain wide industry acceptance, and industry adoption of alternative technology could negatively impact our ability to compete successfully.

Of the 171 manufacturers and commercial laboratories to receive an EUA for COVID-19 diagnostics as of July 31, 2020, 35 were for serology tests, 134 were for molecular tests, and 2 were for antigen tests. Customers or the industry as a whole could adopt alternative technologies for testing, including molecular point-of-care testing, which could result in lower demand for our serological test. Various advances in the treatment and monitoring of patients could cause lower demand for our revised DPP COVID-19 IgM/IgG System or for serological testing for COVID-19 as a whole.

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

Numerous companies in the United States and internationally have announced their intention to offer new products, services and technologies that could be used in substitution for the DPP COVID-19 Systems. Many of those competitors are significantly larger, and have substantially greater financial, engineering and other resources, than us. In addition, our competitors may have or may develop products or technologies that currently or in the future will enable them to produce competitive products with greater capabilities or at lower costs than ours. If we are unable to compete effectively, we may fail to meet our strategic objectives, and our business, financial condition and operating results could be harmed. In addition, the production of an efficacious vaccine or other treatment for COVID-19 may reduce the demand for diagnostic products. The success or failure, or perceived success or failure, of other companies may adversely impact our ability to obtain any future funding, or to ultimately commercialize our DPP COVID-19 Systems.

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

The Credit Agreement contains covenants that restrict our ability to finance future operations or capital needs or to engage in other business activities. The Credit Agreement restricts our ability and the ability of our restricted subsidiaries to:

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

The Credit Agreement provides for specified quarterly minimum consolidated net revenue covenants of us and our subsidiaries for the trailing twelve-month period ended on each such calculation date during the term of the Credit Agreement. The Credit Agreement also contains covenants requiring us and our subsidiaries to maintain cash and cash equivalents held in one or more accounts subject to the first priority perfected security interests of the lenders under the Credit Agreement of not less than $3,000,000. The breach of any of these covenants would result in a default under the Credit Agreement. We failed to meet the specified quarterly minimum consolidated net revenue covenant for the quarter ended June 30, 2020, and we were required to obtain a waiver from Perceptive in order to avoid an event of default. If we fail to meet such covenant for a future quarter, we may not be able to obtain a waiver from Perceptive, which has total discretion in deciding whether to grant a waiver, and we may incur an event of default. If an event of default occurs, Perceptive could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. If we were unable to pay such amounts, Perceptive could proceed against the collateral pledged to them. We have pledged our inventory, accounts receivable, cash, securities, other general intangibles and the capital stock of certain subsidiaries to the lenders. In such an event, we cannot assure you that we would have sufficient assets to pay amounts due under the Credit Agreement.

Shareholder litigation could negatively impact our business, operating results and financial condition.

We may incur additional costs in connection with the defense or settlement of existing and any future shareholder litigation, including four shareholder lawsuits to date that have been brought against us. See Part II, Item 1. “Legal Proceedings” above for additional information regarding these lawsuits. These lawsuits or other future litigation may adversely affect the ability of our technical and management personnel, and our directors, to perform their normal responsibilities. We could incur significant costs in connection with any such litigation lawsuits, including costs associated with the indemnification of obligations to our directors.

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

We purchase certain HIV antigens, a syphilis antigen, COVID-19 antigens, the nitrocellulose, and certain other critical components used in our STAT-PAK, STAT-VIEW, SURE CHECK and DPP product lines from a sole or limited number of sources. If for any reason these suppliers become unwilling or unable to supply our antigen, nitrocellulose, or other critical component needs, we believe that alternative supplies could be obtained at a competitive cost. However, a change in any of the antigens, nitrocellulose or other critical components used in our products would require additional development work and approval by the FDA and other regulatory agencies. In addition, it may be difficult to find such an alternate supply source in a reasonable time period or on commercially reasonable terms, if at all. As a result, the termination or limitation of our relationship with one or more of these suppliers could require significant time to complete, increase our costs, and disrupt or discontinue our ability to manufacture and sell the affected products. In addition, governmental purchasers or funding programs in a particular country may require that we purchase key components from suppliers in that country, which could significantly limit our ability to obtain the components with the quality, and at the price, we seek.

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

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States and our discussion and analysis of financial condition and results of operations is based on such statements. The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We continuously evaluate significant estimates used in preparing our financial statements, including those related to (i) revenue recognition, including uncertainties related to variable consideration and milestones; (ii) stock-based compensation; (iii) allowance for uncollectible accounts receivable; (iv) inventory reserves and obsolescence; (v) customer sales returns and allowances; (vi) contingencies; and (vii) income taxes, (viii) goodwill and intangibles, (ix) business acquisition, and (x) research and development costs.

For example, for the quarter ended June 30, 2020, our cost of product sales included the cost of COVID-19 systems that were produced and shipped outside the U.S., but for which revenue was not recognized in the quarter. We decided we were unable to recognize the revenue from those shipments in the second quarter due to the GAAP requirement that we have a high degree of confidence that it is probable that a significant reversal in revenue will not occur in the future. Many factors can affect such a decision, including, for example, actions of third parties and other considerations that are outside our influence or control. As a result, we recognized negative gross margin in the quarter.

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

If the United States government imposes restrictions on the export of DPP COVID-19 Systems, or any of our other products, such restrictions could have a material impact on our ability to sell our products to existing or potential customers outside of the United States and harm our ability to compete internationally. Any change in export regulations or legislation, or change in the countries, persons or technologies targeted by export regulations, could decrease our ability to export or sell our products outside the United States or to existing or potential customers with international operations. Changes in our ability to sell our products outside the United States could negatively impact our business prospects and adversely affect our business and results of operations.

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

Risks Related to Regulations

COVID-19 diagnostic tests, including our DPP COVID-19 Systems, are subject to changes in CLIA, FDA, ANVISA and other regulatory requirements.

Our DPP COVID-19 Systems are subject to regulations of the U.S. Food and Drug Administration, or FDA, International Organization for Standards and other regulatory requirements, including Agência Nacional de Vigilância Sanitária or ANVISA, Brazil’s health regulatory agency. The regulations regarding the manufacture and sale of  DPP COVID-19 Systems may be unclear and are subject to change. Newly promulgated regulations could require changes to DPP COVID-19 Systems, necessitate additional procedures, or make it impractical or impossible for us to market DPP COVID-19 Systems for certain uses, in certain markets, or at all. The FDA and other regulatory authorities also have the ability to impose new or additional requirements relating to DPP COVID-19 Systems. The implementation of such changes or new or additional requirements may result in a substantial additional costs and could delay or make it more difficult or complicated to sell our products.

The FDA issued, and then revoked, an Emergency Use Authorization, or EUA, for emergency use of the DPP COVID-19 IgM/IgG System. Such revocation precludes the sale of DPP COVID-19 IgM/IgG Systems in the United States unless and until a further regulatory approval or authorization is obtained. We cannot predict the effect, if any, that these changes might have on our business, financial condition or results of operations.

We are currently working to obtain EUAs for our DPP COVID-19 IgM/IgG Systems and approvals for waived statuses under CLIA, which would permit any laboratory with a Certificate of Waiver, including physician offices and urgent care clinics, to perform the tests. The time required to obtain marketing authorizations and other approvals from regulatory authorities is unpredictable. The standards that the FDA and its foreign counterparts use when evaluating clinical trial data can change, and does often change, during development, which makes it difficult to predict with any certainty how they will be applied. We may also encounter unexpected delays or increased costs due to new government regulations, including future legislation or administrative action, or changes in FDA policy during the period of FDA regulatory review.

Because we may not be able to obtain or maintain the necessary regulatory approvals for some of our products, we may not generate revenues in the amounts we expect, or in the amounts necessary to continue our business. Our existing products as well as our manufacturing facilities must meet quality standards and are subject to inspection by a number of domestic regulatory and other governmental and non-governmental agencies, as well as certain customers.

All of our proposed and existing products are subject to regulation in the U.S. by the U.S. Food and Drug Administration or FDA, the U.S. Department of Agriculture, and/or other domestic and international governmental, public health agencies, regulatory bodies or non-governmental organizations. In particular, we are subject to strict governmental controls on the development, manufacture, labeling, distribution and marketing of our products. The process of obtaining required approvals or clearances varies according to the nature of, and uses for, a specific product. These processes can involve lengthy and detailed laboratory testing, human or animal clinical trials, sampling activities, and other costly, time-consuming procedures. The submission of an application to a regulatory authority does not guarantee that the authority will grant an approval or clearance for that product. Each authority may impose its own requirements and can delay or refuse to grant approval or clearance, even though a product has been approved in another country.

The time taken to obtain approval or clearance varies depending on the nature of the application and may result in the passage of a significant period of time from the date of submission of the application. As an example, the time required to obtain an Emergency Use Authorization, or EUA, from the FDA for COVID‑19 tests has lengthened markedly over the past months due to, among other things, application volume. Delays in the approval or clearance processes increase the risk that we will not succeed in introducing or selling the subject products, and we may determine to devote our resources to different products.

Changes or developments in government regulations, policies or interpretations could increase our costs and could require us to undergo additional trials or procedures, or could make it impractical or impossible for us to market our products for certain uses, in certain markets, or at all. For example, on June 16, 2020, the FDA revoked the EUA it had granted for our DPP COVID-19 IgM/IgG System based in part on performance criteria identified after the Emergency Use Authorization was granted on April 14, 2020. Moreover, FDA regulations, policies and procedures with respect to COVID-19 tests may be significantly impacted by the future development of one or more proposed vaccines for COVID-19.

Changes in government regulations may adversely affect our financial condition and results of operations because we may have to incur additional expenses if we are required to change or implement new testing, manufacturing and control procedures. If we are required to devote resources to develop such new procedures, we may not have sufficient resources to devote to research and development, marketing, or other activities that are critical to our business. We are, for example, expending resources to modify the design of our DPP COVID-19 IgM/IgG System to achieve performance targets consistent with the FDA’s performance criteria issued subsequent to the granting of our original EUA.

We can manufacture and sell our products only if we comply with regulations and quality standards established by government agencies such as the FDA and the U.S. Department of Agriculture as well as by non-governmental organizations such as the ISO and WHO. We have implemented a quality control system that is intended to comply with applicable regulations. Although FDA approval is not required for the export of our products, there are export regulations promulgated by the FDA that specifically relate to the export of our products that require compliance with FDA QSRs and that also require meeting certain documentary requirements regarding the approval of the product in export markets. We also may be subject to import regulations in connection with international sourcing of components and materials incorporated in the manufacturing of our products.

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

Our inability to comply with the applicable requirements of the FDA can result in, among other things, 483 notices, warning letters, administrative or judicially imposed sanctions such as injunctions, recall or seizure of products, civil penalties, withdrawal of product registrations, total or partial suspension of production, refusal to grant premarket clearance for devices, a determination that a device is not approvable, marketing clearances or approvals, or criminal prosecution. For example, in February 2020, we received a “not approvable” letter from the FDA with respect to our premarket approval submission on our DPP HIV-Syphilis multiplex test for commercial use in the United States and in June 2020 we received notice from the FDA that the EUA for our DPP COVID-19 IgM/IgG System had been revoked. The ability of our suppliers to supply critical components or materials and of our distributors to sell our products could also be adversely affected if their operations are determined to be out of compliance. Such actions by the FDA and other regulatory bodies could adversely affect our revenues, costs and results of operations.

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

We believe that our existing products and procedures are in material compliance with all applicable FDA regulations, ISO requirements, and other applicable regulatory requirements, but the regulations regarding the manufacture and sale of our products, the QSR and ISO requirements, and other requirements may be unclear and are subject to change. Newly promulgated regulations could require changes to our products, necessitate additional clinical trials or procedures, or make it impractical or impossible for us to market our products for certain uses, in certain markets, or at all. The FDA and other regulatory authorities also have the ability to change the requirements for obtaining product approval and/or impose new or additional requirements as part of the approval process. These changes or new or additional requirements may occur after the completion of substantial clinical work and other costly development activities. The implementation of such changes or new or additional requirements may result in additional clinical trials and substantial additional costs and could delay or make it more difficult or complicated to obtain approvals and sell our products. In addition, the FDA may revoke an Emergency Use Authorization under which our products are sold, where it is determined that the underlying health emergency no longer exists or warrants such authorization. Such revocation would preclude the sale of our affected products unless and until a further regulatory approval or authorization is obtained. For example, For example, on June 16, 2020, the FDA revoked the EUA it had granted for our DPP COVID-19 IgM/IgG System based in part on performance criteria identified after the Emergency Use Authorization was granted on April 14, 2020, and since that time we have been expending resources to modify the design of our DPP COVID-19 IgM/IgG System to achieve performance targets consistent with the FDA’s performance criteria. We cannot anticipate or predict the effect, if any, that these types of changes might have on our business, financial condition or results of operations.

Demand for our products may be affected by FDA regulation of laboratory-developed tests and genetic testing.

Regulatory responsibility over instruments, test kits, reagents and other devices used to perform diagnostic testing by clinical laboratories is covered by the FDA, including our Micro Reader analyzer. The FDA has previously taken the position that it has regulatory authority over laboratory-developed tests, or LDTs, but has exercised enforcement discretion by not regulating most LDTs performed by high complexity CLIA-certified laboratories. LDTs are tests designed, developed, and performed in-house by a laboratory. These laboratories are subject to CLIA regulation but such laboratories have previously not been subject to regulation by the FDA under the agency’s medical device requirements.

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

ITEM 6.	EXHIBITS

Number	Description
1.1	Underwriting Agreement dated May 7, 2020 between Chembio Diagnostics, Inc. and Robert W. Baird & Co. Incorporated, as representative of the several underwriters named therein

10.1†	Amendment No. 1, dated June 16, 2020, to the letter agreement dated January 17, 2020 between Chembio Diagnostics, Inc. and Gail S. Page

10.2†‡	Letter agreement dated June 15, 2020 between Chembio Diagnostics, Inc. and Gail S. Page

10.3†	Amendment No. 1, dated June 30, 2020, to the letter agreement dated June 15, 2020 between Chembio Diagnostics, Inc. and Gail S. Page

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

†	Indicates management contract or compensatory plan or arrangement.
*
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

Chembio Diagnostics, Inc.

Date: August 7, 2020	By: /s/ Richard L. Eberly
Richard L. Eberly
Chief Executive Officer and President

Date: August 7, 2020	By: /s / Neil A. Goldman
Neil A. Goldman
Chief Financial Officer and Executive Vice President