Form 10-K/A
period 2020-12-31
CHEMBIO DIAGNOSTICS, INC.
filed 2021-04-30
CIK 1092662

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ______.

Commission File No. 001-35569

CHEMBIO DIAGNOSTICS, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0425691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

555 Wireless Blvd., Hauppauge, NY	11788
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (631) 924-1135

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	CEMI	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to it’s management’s assessment of the effectiveness of internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒   No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of voting and non-voting common equity held by non-affiliates was $63,619,273.

As of April 29, 2021, the registrant had 20,244,544 shares of common stock outstanding.

Documents Incorporated By Reference: None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A, or this Amendment, to amend our Annual Report on Form 10‑K for the fiscal year ended December 31, 2020, or the 2020 Form 10‑K, as filed with the Securities and Exchange Commission, or SEC, on March 11, 2021. The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the proxy statement for our 2021 Annual Stockholder Meeting. This Amendment amends the cover page, Items 10 through 14 of Part III, and Item 15 of Part IV of the 2020 Form 10‑K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 2020 Form 10‑K. This Amendment does not reflect events occurring after the date of the filing of the 2020 Form 10‑K or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 2020 Form 10‑K and with our other filings with the SEC.

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

Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from those predicted or expressed in this Amendment. These risks and uncertainties include those described in “Item 1A. Risk Factors” of the 2020 Form 10‑K. Investors are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement or statistical estimate, whether as a result of new information, future events or otherwise.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Background of Directors

The following descriptions present information, as of March 31, 2021, about our directors.

David W.K. Acheson	Director
Member of Nominating and Corporate Governance Committee

Dr. Acheson has served as a director since December 2020. He has served as the President and Chief Executive Officer of The Acheson Group LLC since founding the global food safety consulting group in 2013. From 2009 to 2013 he served as a partner and managing director of Leavitt Partners, a health care consulting firm at which he founded and managed Leavitt Partners Global Food Safety Solutions. From 2002 to 2009 Dr. Acheson served at the U.S. Food and Drug Administration in various positions, progressing from Chief Medical Officer of the Center for Food Safety and Applied Nutrition to Associate Commissioner for Foods, where he held an agency-wide leadership role for food issues. Dr. Acheson practiced in the areas of internal medicine and infectious diseases in the United Kingdom from 1980 to 1987, when he moved to the New England Medical Center and Tufts University, where he served as an Associate Professor at Tufts University studying the molecular pathogenesis of foodborne pathogens. He received a Bachelor of Science degree in 1977 and a Bachelor of Medicine and Bachelor of Surgery degree in 1980 from the University of London. Dr. Acheson is a Fellow of the Royal College of Physicians (London) and the Infectious Disease Society of America. Dr. Acheson adds directly applicable expertise in public health and infectious disease management to Chembio’s leadership team, and Chembio expects his perspective will contribute meaningfully to its long-term value creation strategy. He is 65 years old.

David W. Bespalko	Director

Mr. Bespalko has served as a director since March 2021. He has served as the Founder and Chief Executive Officer of BMC Consulting, a management consulting firm for in vitro diagnostics companies, since September 2019. From December 2017 to April 2019 he was the Group Vice President, Global Commercial Operations Specialty Diagnostics Group of Thermo Fisher Scientific Inc., or Thermo Fisher, a provider of scientific instrumentation, reagents and consumables, and software and services to healthcare and other laboratories. From 2015 to December 2017, Mr. Bespalko was the President of Anatomical Pathology and Healthcare Market Divisions of Thermo Fisher. From 2011 to 2014, Mr. Bespalko was the President of Fisher Healthcare at Thermo Fisher. Previously, Mr. Bespalko was Corporate Vice President, North America Commercial Operations at Beckman Coulter, Inc. His diagnostics career began in Canada with commercial and general management roles at Baxter Healthcare Corporation and Dade Behring, Inc. Mr. Bespalko received a Bachelor of Science degree in 1977 from the University of Alberta. Mr. Bespalko’s extensive network and experience, based on over 35 years of leadership experience in the global in vitro diagnostics market, will add valuable insight to help maximize the value of our DPP platform in the market. He is 65 years old.

Katherine L. Davis	Chair of the Board
Chair of Nominating and Corporate Governance Committee
Member of Audit Committee and Compensation Committee

Ms. Davis has served as a director since 2007 and as Chair of the Board from March 2014 to April 2020 and since July 2020. She has been the owner of Davis Design Group LLC, a provider of analytical and visual tools for public policy design, since 2007. She was the Chief Executive Officer of Global Access point, a start-up company with products for data transport, data processing, and data storage network and hub facilities, from 2005 to 2006. She was the Lieutenant Governor of the State of Indiana from 2003 to 2005, and the Controller of the City of Indianapolis from 2000 to 2003. She has been a Financial Advisor to the Mayor of Indianapolis since January 2016. Ms. Davis has a Masters in Business Administration degree from Harvard Business School, and a Bachelor of Science degree in mechanical engineering from the Massachusetts Institute of Technology. Ms. Davis’ longstanding quality service as a member of the board of directors, along with her experience in business, political and financial industries, qualify her to serve as a member of the board. She is 64 years old.

Richard L. Eberly	Director

Mr. Eberly has served as our Chief Executive Officer and President since March 2020. He was the Managing Director at Solid Rock Principled Capital LLC, a private equity firm focused on biomedical companies, from March 2018 to March 2020. Mr. Eberly served at Meridian Bioscience, Inc. as Executive Vice President & President, Chief Commercial Officer from July 2016 to February 2018, as President of Meridian Life Science from 2012 to July 2016, as Chief Commercial Officer from 2011 to February 2018, as Executive Vice President from 2005 to 2011, as Executive Vice President, General Manager of Meridian Life Science from 2003 to 2005, as Executive Vice President from 2000 to 2003, and as Vice President of Sales and Marketing from 1997 to 2000. Prior to his appointment to Vice President of Sales and Marketing, Mr. Eberly served as the Director of Sales for Meridian. Before joining Meridian, he held sales and marketing positions at Abbott Diagnostics, Division of Abbott Laboratories. Mr. Eberly received a Masters in Business Administration degree from Xavier University and a Bachelor of Science degree in Biochemistry from Juniata College. He is 60 years old.

Mary Lake Polan	Director
Chair of Compensation Committee
Member of Audit Committee and Nominating and Corporate Governance Committee

Dr. Polan has served as a director since August 2018. She has announced she will not stand for re-election at our 2021 Annual Meeting of Stockholders. She has been a Clinical Professor in the Department of Clinical Obstetrics, Gynecology and Reproductive Sciences at Yale University School of Medicine since 2014. She previously was an Adjunct Professor in Obstetrics and Gynecology department at Columbia University School of Medicine from 2007 to 2014, and a Visiting Professor in the same department from 2005 to 2007. Dr. Polan previously served as Chair of Department of Obstetrics and Gynecology at Stanford University School of Medicine from 1990 to 2005. She has been Chair of Scientific Advisory Board in Women’s Health for the Procter and Gamble Company since 1997, and Managing Director of Golden Seeds, an angel investing group investing in women-led companies, since 2007. Dr. Polan is the author of more than 130 books, articles and chapters in her areas of research. Dr. Plan has a Master of Public Health (Maternal and Child Health Program) degree from the University of California, Berkeley, a Medical Doctor degree from Yale University School of Medicine, a Doctor of Philosophy degree in Molecular Biophysics and Biochemistry from Yale University School of Medicine and a Bachelor of Arts degree from Connecticut College. Dr. Polan has been a member of the board of directors of Quidel Corporation (NASDAQ:QDEL), a developer of point-of-care diagnostic solutions, since 1992. Dr. Polan’s extensive medical research experience, knowledge of the diagnostic industry, academic credentials, service as a director of other organizations and leadership experience qualify her to serve as a member of the board of directors. She is 77 years old.

John G. Potthoff	Director
Chair of Audit Committee
Member of Compensation Committee and Nominating and Corporate Governance Committee

Dr. Potthoff has served as a director since May 2018. He has been the Chief Executive Officer, co-founder and director of Elligo Health Research, a clinical research company, since March 2016. Dr. Potthoff previously served as President and Chief Executive Officer of Theorem Clinical Research Inc., a global contract research organization providing comprehensive clinical services, from 2011 until its acquisition by Chiltern International in 2015. He was the Chief Operating Officer of INC Research Holdings, Inc. from its acquisition of Tanistry, Inc. in 2001 until its acquisition by private equity investors in 2010. Dr. Potthoff was the Chief Executive Officer and founder of Tanistry, Inc., a contract research organization focused on the central nervous system, from 2000 to 2001. Dr. Potthoff received a Doctor of Philosophy degree in Psychology from the University of Texas-Austin, a Master of Arts degree in Psychology from the University of Texas-Austin, and a Bachelor of Arts degree in Psychology from the University of Texas-Austin. Dr. Potthoff’s extensive experience, knowledge and relationships in clinical research and other aspects of the diagnostics and pharmaceutical industries, as well as his experience as a chief executive officer, qualify him to serve as a member of the board of directors. He is 53 years old.

Background of Executive Officers

The following descriptions present information, as of March 31, 2021, about our executive officers. Each executive officer serves at the discretion of the board of directors.

Richard L. Eberly	Chief Executive Officer and President

Please see the description of Mr. Eberly’s background under “—Background of Directors” above.

Neil A. Goldman	Executive Vice President and Chief Financial Officer

Mr. Goldman has served as our Executive Vice President and Chief Financial Officer since December 2017. He previously served as the Executive Vice President-Corporate Development and Chief Financial Officer at J.S. Held LLC, a construction consulting firm, from 2015 to May 2017. He was the Global Finance Director for the Delphi Data Connectivity division of Delphi Corp. (now Aptiv plc), an automotive supplier, from 2014 to 2015. At Unwired Technology LLC, a tier-1 global automotive electronics manufacturer and distributor, he was the Executive Vice President-Corporate Development and Chief Financial Officer from 2013 to 2014, the Senior Vice President-Chief Operating and Financial Officer from 2006 to 2013, and Chief Financial Officer from 2005 to 2006. He served as the Chief Financial Officer at EPPCO Enterprises, Inc., a mechanics tools manufacturer, from 2003 to 2005, and as a Senior Manager at Ernst & Young LLP and its successor Cap Gemini Ernst & Young LLC, from 1989 to 2002. Mr. Goldman is a Certified Public Accountant, and received a Bachelor of Science degree in Business-Accountancy from Miami University (Ohio). He is 53 years old.

Javan Esfandiari	Executive Vice President and Chief Science and Technology Officer

Mr. Esfandiari has served as our Executive Vice President and Chief Science and Technology Officer since 2004. He was our Director of Research and Development from 2000 to 2004. Mr. Esfandiari was Co-founder and Director of Research and Development of Sinovus Biotech AB, a developer of lateral flow technology, from 1997 to 2000. He served as the Director of Research and Development with On-Site Biotech/National Veterinary Institute, a government agency for veterinary medicine, from 1993 to 1997. Mr. Esfandiari received a Master of Science degree in Molecular Biology, and a Bachelor of Science degree in Clinical Chemistry, from Lund University, Sweden. He is 54 years old.

Family Relationships

There are no family relationships among our directors and executive officers.

Corporate Governance and Board Structure

Board of Directors Overview

Under our Bylaws and the Nevada Business Corporation Act, our business and affairs are managed by or under the direction of the board of directors, which selectively delegates responsibilities to its standing committees.

The board operates under Corporate Governance Guidelines, adopted in March 2021, that reflect our current governance practices in accordance with applicable statutory and regulatory requirements, including those of the SEC and the Nasdaq Global Market, or Nasdaq. Under the Governance Guidelines, we expect directors to regularly attend meetings of the board and of all committees on which they serve and to review the materials sent to them in advance of those meetings. We expect directors to participate in the Annual Meeting.

The board generally expects to hold four regular meetings per year and to meet on other occasions when circumstances require. Directors spend additional time preparing for board and committee meetings, and we call upon directors for advice between meetings. We encourage our directors to attend director education programs.

The Governance Guidelines provide that the board will meet in executive session at least twice a year without management in attendance.

The board held thirty meetings in 2020, eight of which included an executive session with only non-employee directors in attendance. Each of the then-serving directors participated in at least 90% of the meetings of the board during 2020.

The board maintains an audit committee, a compensation committee, and a nominating and corporate governance committee. The board has adopted charters for each of the committees, and those charters are reviewed annually by the committees and the board. Our website provides access to:

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

The functions and responsibilities of the committees are described below.

Independence of Directors

The board of directors must consist of a majority of independent directors under both our Governance Guidelines and the applicable requirements of the Nasdaq.

Under Nasdaq rules, independent directors must comprise a majority of a listed company’s board of directors. In addition, Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and corporate governance committees be independent. Under Nasdaq rules, an individual will qualify as an “independent director” only if, in the opinion of the company’s board of directors, he or she does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

•
Audit committee members must also satisfy additional independence criteria, including those set forth in Rule 10A-3 under the Securities Exchange Act of 1934, or the Securities Exchange Act. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries, other than compensation for board or committee service, and may not be an affiliated person of the listed company or any of its subsidiaries.

•
Compensation committee members must also satisfy additional independence criteria, including those set forth in Rule 10C-1 under the Securities Exchange Act. In determining independence requirements for members of compensation committees, Nasdaq and other national securities exchanges and national securities associations are to consider relevant factors that include (a) the source of compensation of a director, including any consulting, advisory or other compensatory fee paid by the listed company to the director, and (b) whether the director is affiliated with the listed company, a subsidiary of the listed company or an affiliate of a subsidiary of the listed company.

The board annually reviews the independence of all non-employee directors. The board has determined that each of David Acheson, David Bespalko, Katherine Davis, Mary Lake Polan, and John Potthoff qualifies as an independent director in accordance with the rules of Nasdaq and Rules 10C-1 and 10A-3 under the Securities Exchange Act. The independent members of the board hold separate, regularly scheduled executive sessions during board meetings at which only independent directors are present.

Board Leadership Structure

The board of directors recognizes that it is important to determine an optimal board leadership structure to ensure the independent oversight of management as we continue to grow. The board has determined that separating the positions of chair of the board and chief executive officer is the best structure to fit our current needs. This structure enables our Chief Executive Officer to focus on the strategic management of our day-to-day business, while enabling the Chair to focus on leading the board in its fundamental role of providing advice to, and independently overseeing, management. The board recognizes the time, effort, and energy that the Chief Executive Officer is required to devote to the position in the current business environment, as well as the commitment required to serve as our Chair, particularly as the board’s oversight responsibilities continue to grow. The board believes that having separate positions, with an independent, non-executive director serving as the Chair, is the appropriate leadership structure for our company at this time and allows the board to fulfill its role with appropriate independence. Our Governance Guidelines confirm that it is our policy that the positions of Chair of the Board and Chief Executive Officer should not be held by the same person.

Board Committees

Audit Committee

The principal responsibilities of the audit committee are:

•	appointing, approving the compensation of, and assessing the independence of our independent auditor;

•	approving all audit and non-audit services of the independent auditor;

•	evaluating our independent auditor’s qualifications, performance and independence;

•	reviewing our financial statements and financial disclosure;

•	conducting periodic assessments of our accounting practices and policies;

•	furnishing the audit committee report required by SEC rules;

•	reviewing and approving of all related-party transactions;

•	setting hiring policies for the hiring of employees and former employees or our independent auditor and ensuring that those policies comply with all applicable regulations;

•	developing and monitoring compliance with a code of ethics for senior financial officers and a code of conduct for our employees, officers and directors;

•	establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters;

•	establishing procedures for the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters;

•	overseeing the work of our independent auditor, including resolution of disagreements between management and our independent auditor; and

•	reviewing and discussing our annual and quarterly financial statements and related disclosures with management and our independent auditor.

Our independent auditor is ultimately accountable to the audit committee. The audit committee has the ultimate authority and responsibility to select, evaluate, approve terms of retention and compensation of, and, where appropriate, replace the independent auditor.

The current members of the audit committee are John Potthoff, who serves as chair, Katherine Davis and Mary Lake Polan. Dr. Potthoff and Ms. Davis are standing for re-election at the Annual Meeting. The board determined that each of the current audit committee members is (a) independent, as defined in the listing standards of Nasdaq, (b) a “non-employee director,” as defined in Rule 16b‑3 under the Securities Exchange Act, (c) an “outside director,” as defined in Section 162(m) of the Internal Revenue Code of 1986, or the Code, and (d) financially literate. The board also determined that each of Dr. Potthoff and Ms. Davis is an audit committee financial expert in accordance with the standards of the SEC.

During 2020 the audit committee met seven times. During those meetings, the audit committee met privately with representatives of our independent auditor on five occasions, met privately with our management on two occasions, and held four executive sessions with only non-employee directors in attendance. Each of the members participated in all of the meetings of the audit committee during 2020.

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

•	reviewing chief executive officer recommendations with respect to, and approving annual compensation for, other executive officers;

•	establishing and administering annual and long-term incentive compensation plans for key executives;

•	recommending to the board for approval incentive compensation plans and equity-based plans;

•	reviewing and approving all special executive employment, compensation and retirement arrangements;

•	recommending to the board changes to executive compensation policies and programs;

•	recommending to the board all Internal Revenue Service tax-qualified retirement plans;

•	recommending to the board all nonqualified benefit plans and periodically reviewing such plans;

•	reviewing management’s recommendations for other nonexecutive corporate incentive plans;

•	provide minutes of committee meetings to the board and reporting any significant matters arising from the committee’s work;

•	preparing the report on executive compensation required by SEC rules;

•	determining procedures for selection of the chief executive officer and other senior management;

•	determining procedures for board review of the chief executive officer and other senior management;

•	developing guidelines for, and monitoring compliance with, long-range succession planning;

•	developing and maintaining, in consultation with the Chair of the Board and the chief executive officer, a short-term succession plan for unexpected situations affecting the senior management; and

•	monitoring procedures relating to executive development.

The current members of the compensation committee are Mary Lake Polan, who serves as chair, Katherine Davis and John Potthoff. Ms. Davis and Dr. Potthoff are standing for re-election at the Annual Meeting. The board determined that each of the current compensation committee members is (a) independent, as defined in the listing standards of Nasdaq, (b) a “non-employee director,” as defined in Rule 16b-3 under the Securities Exchange Act and (c) an “outside director,” as that term is defined in Section 162(m) of the Code.

The compensation committee has the sole authority to retain, oversee and terminate any compensation consultant to be used to assist in the evaluation of executive compensation and to approve the consultant’s fees and retention terms.

The compensation committee held fifteen meetings in 2020, eight of which included an executive session with only non-employee directors in attendance. Each of the members participated in all of the meetings of the compensation committee during 2020.

Nominating and Corporate Governance Committee

The principal responsibilities of the nominating and corporate governance committee are:

•	identifying, approving and recommending director candidates to the board of directors;

•
establishing and periodically reassessing procedures to be followed by stockholders in submitting recommendations for director candidates and reviewing and evaluating qualifications of any director candidates who have been so recommended;

•	•reviewing proposed disclosures of shareholder recommendations procedures for inclusion in our proxy statements and annual reports;

•	recommending to the board the nominees to stand for election as directors by:

◦	establishing and following a process for evaluating proposed director nominees;

◦	establishing and following a process for evaluating the independence, contributions and effectiveness of incumbent directors; and

◦	evaluating and recommending to the board the termination of service of individual directors.

•
reviewing periodically with the board and the chief executive officer the succession plans relating to positions held by our executive officers and, if desirable, making recommendations to the board with respect to potential candidates to occupy those positions;

•	developing a succession plan for the chief executive officer or other executive officers;

•	conducting an annual evaluation of the board’s performance and each of the committee’s performance and reporting to the board on the results of such evaluations;

•	assisting each of the audit committee and the compensation committee in conducting its annual performance evaluation and reporting to the board on the results of those evaluations;

•	reviewing and recommending director orientation and continuing education programs for directors;

•	assessing annually the size and composition of the board and the board committees and making recommendations to the board as to changes in size of the board or any board committee;

•	annually recommending to the board assignments of directors to each board committee;

•	periodically reviewing and updating or otherwise amending membership qualifications for board committees and monitoring compliance with board and board committee membership criteria; and

•	developing and recommending a set of corporate governance principles and recommending any changes to the board by:

◦	reviewing governance-related stockholder proposals and recommending responses to the board;

◦	reviewing board policies relating to meeting schedules, agendas and the participation of management in meetings of the board and board committees;

◦	annually reviewing and assessing compliance with the corporate governance requirements established by Nasdaq and applicable laws and regulations relating to corporate governance;

◦	annually reviewing our director retirement policy, if any;

◦	reviewing and reassessing the adequacy of our other corporate governance policies and recommending any changes to the board; and

◦	recommending to the board such additional actions related to corporate governance matters as the nominating and corporate governance committee may deem appropriate or necessary from time to time.

The current members of the nominating and corporate governance committee are Katherine Davis, who serves as chair, David Acheson, Mary Lake Polan and John Potthoff. Ms. Davis, Dr. Acheson and Dr. Potthoff are standing for re-election at the Annual Meeting. The board determined that each of the current nominating and corporate governance committee members is independent, as defined in the listing standards of Nasdaq.

The nominating and corporate governance committee has the sole authority to retain, oversee and terminate any consulting or search firm to be used to identify director candidates or assist in evaluating director compensation and to approve any such firm’s fees and retention terms.

The nominating and corporate governance committee held two meetings in 2020 and held no executive sessions with only non-employee directors in attendance. Each of the then-serving members participated in all of the meetings of the nominating and corporate governance committee during 2020.

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

Matters of significant strategic risk, including cybersecurity risks and risks to the company and our employees due to the COVID-19 (Coronavirus) pandemic, are considered by the board as a whole.

Compensation Committee Interlocks and Insider Participation

During 2020 none of the members of the compensation committee was an officer or employee of our company or any of our subsidiaries and none of our executive officers served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on the board or compensation committee.

Code of Ethics

We have a Code of Business Conduct and Ethics, or the Conduct Code, applicable to all directors, officers and employees of Chembio and its subsidiaries. We have posted the Conduct Code on our website at chembiodiagnosticsinc.gcs-web.com/static-files/bca4f259-b35e-4280-a17f-2509fb6ff007. We will post any amendments to the Conduct Code on our website. In accordance with the requirements of the SEC and Nasdaq, we will also post waivers applicable to any of our officers or directors from provisions of the Conduct Code on our website. We have not granted any such waivers to date.

We have implemented whistleblower procedures, which establish format protocols for receiving and handling complaints from employees. We have posted copies of our whistleblower procedures on our website at https://chembio.com/investors/corporate-governance/. Any concerns regarding accounting or auditing matters reported under these procedures are to be communicated to the audit committee or our Chief Executive Officer and President.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Summary

Historically, we have elected to follow disclosure requirements as a “smaller reporting company”, defined in Item 10(f)(1) of Regulation S-K.  However, some investors have asked for fuller explanation regarding pay decisions for executives. We are committed to an open dialogue with shareholders, and this year, although we still qualify as a smaller reporting company and have elected to follow scaled disclosure requirements, we are providing more extensive narrative in an effort to be more transparent.

Despite the operational challenges caused by the COVID-19 pandemic, 2020 was a transformational year for our company. During 2020, we:

•	developed and executed a cost containment program, including retrenching the Malaysian facility and eliminating other positions;

•	developed one of the first COVID-19 antibody tests submitted for regulatory approval in Brazil, Europe, and the U.S.;

•	rapidly redirected and scaled manufacturing production to address demand for COVID-19 testing;

•	successfully managed through two Chief Executive Officer changes;

•	navigated the FDA’s revocation of the DPP COVID-19 IgM/IgG test system and its impact, including preserving regulatory approvals in and delivering additional business in Brazil;

•	managed lender relationships through the downturn in revenue, including obtaining two covenant waivers;

•	developed revised COVID-19 antibody and antigen tests well ahead of schedule;

•	achieved FDA Premarket Approval of the DPP HIV-Syphilis test system;

•	validated automated manufacturing lines;

•
executed on our strategy focused on building our U.S. customer base with recurring revenue from high value diagnostic tests, including expanding our U.S. commercial and marketing infrastructure and building deeper relationships with large national distributors;

•	expanded our relationship with Biomedical Advanced Research and Development Authority, or BARDA, including two grants totaling approximately $13.3 million, as follows:

◦
COVID-19 antigen test system: In July 2020 we received a $628,071 grant to assist us in developing, submitting and obtaining an emergency use authorization, or EUA, application for a COVID-19 point-of-care antigen system using DPP technology. In October 2020, with BARDA’s support in accordance with its grant, we submitted to the FDA an EUA application for the DPP SARS CoV 2 Antigen System, a test system that consists of a DPP SARS-CoV-2 Antigen test cartridge, a DPP Micro Reader optical analyzer and a minimally invasive nasal swab. In December 2020 we received a $12.7 million grant from BARDA, in part to support preparation, submission, and approval of FDA 510(k) clearance for the DPP SARS-CoV-2 Antigen System. In January 2021 the FDA notified us that it was declining to review the DPP SARS-CoV-2 Antigen System based on its updated prioritization guidance, under which review of the system was not a priority. The FDA has supplementally advised us of the type and nature of information it would need to receive in a subsequent EUA application in order for the DPP SARS-CoV-2 Antigen System to be prioritized for review.

◦
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

In light of the foregoing achievements in 2020, the compensation committee awarded the NEOs, as identified under “-Summary Compensation Table” below, a bonus payout equal to 100% of their target bonus opportunities. Although 2020 bonus payouts were based on a discretionary assessment of performance, primarily due to a formal bonus program not being approved as a result of the uncertainty around the impact of COVID-19 on our business operations, the compensation committee did, with the assistance of our independent compensation consultant Pearl Meyer, approve a formulaic bonus structure for 2021. The board of directors believes that the compensation committee’s adoption of a more formulaic approach to annual bonus determinations, together with our introduction of an annual equity program, appropriately addressed shareholder concerns regarding formalization of our incentive program structure.

For 2021 annual cash bonus payouts will be determined based on achievement of weighted metrics with respect to revenue, Adjusted EBITDA and specified organizational goals aligned with our strategic plan. In addition to achievement of these corporate goals, annual cash bonus payouts will be subject a performance adjustment (either up or down) based on a NEO’s respective individual contributions to the achievement of the corporate performance outcomes. On an overall basis, target cash compensation (base salary and target annual cash bonuses) approaches, but continues to be below, the median at similarly-sized companies in our sector.

With respect to our long-term incentive program, the compensation committee adopted Pearl Meyer’s recommendation to grant equity awards approaching the market median at similarly-sized companies in our sector and 2021 equity grants were delivered as follows: 60% stock options and 40% time-vested restricted stock units, or RSUs. The structure is consistent with that of comparable companies, and a 2021 grant value approaching the market median appropriately balances a recognition of our performance in 2020 and a desire to align the compensation of the executive team with future value creation.

Summary Compensation Table

As noted above, we are eligible, and have chosen, to comply with the scaled executive and director compensation disclosure rules applicable to a “smaller reporting company,” as defined in applicable SEC rules.

The following table provides information concerning the compensation paid for 2020 and 2019 to our NEOs, who consist of our current Chief Executive Officer and President, Richard Eberly, our former Chief Executive Officer and President, John Sperzel, and our two next most highly compensated executive officers during 2020, Neil Goldman and Javan Esfandiari. Mr. Eberly did not become an executive officer until March 2020, and Mr. Sperzel resigned as an executive officer in January 2020.

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)(3)	All Other Compensation ($)	Total($)
Richard L. Eberly	2020	$315,385	$158,333	$551,270	—	$—	$1,024,988
Chief Executive Officer and President
Neil A. Goldman	2020	310,000	155,000	133,689	171,465	4,931(4)	775,085
Executive Vice President and Chief Financial Officer	2019	319,039	23,767	—	—	4,130	347,026
Javan Esfandiari	2020	365,040	182,520	157,410	201,887	9,961(5)	916,818
Executive Vice President and Chief Science and Technology Officer	2019	373,299	27,983	—	—	8,697	410,009
John J. Sperzel III(6)	2020	—	—	—	—	989,519(7)	989,519
Former Chief Executive Officer and President	2019	463,846	—	2,175,000	—	—	2,638,877

(1)
Reflects the aggregate grant date fair value of any RSUs and stock options granted determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation. Assumptions used in the calculation of this amount are included in Note 10. Equity Incentive Plans to the Consolidated Financial Statements included in the 2020 Form 10-K. This amount does not reflect the actual economic value that will ultimately be realized by each NEO.

(2)
Consists of (a) in the case of Messrs. Goldman and Esfandiari, a performance stock unit award that may vest on December 31, 2022, depending on the total shareholder return of our company as compared to that of certain peer companies, subject to continued service through the vesting date; and (b) in the case of Mr. Eberly, RSUs granted pursuant to his employment agreement that vest over three years, with one-third vesting on each of March 16, 2021, 2022 and 2023, subject to continued service through each vesting date.

(3)
Consist of option awards exercisable for common stock. The option awards are scheduled to vest and become exercisable over three years, with one-third vesting on each of March 16, 2021, 2022 and 2023, subject to continued service through each vesting date.

(4)	Consists of matching contributions to 401(k) plan.
(5)	Consists of matching contributions to 401(k) plan and automobile allowance.
(6)
Mr. Sperzel resigned as our Chief Executive Officer and President effective as of January 3, 2020. For additional information, including severance benefits paid to Mr. Sperzel, see “—Employment Agreements” below.

(7)	Consists of a severance payment over twelve months pursuant to Mr. Sperzel’s Separation and Release Agreement. For additional information, see “—Employment Agreements” below.

Narrative Explanation of the Summary Compensation Table

The compensation paid to the NEOs consists of the following components:

•	base salary;

•	performance-based annual cash bonuses;

•	long-term incentive compensation in the form of RSUs and stock options; and

•	benefits consisting principally of housing subsidies and health and welfare plan contributions.

Annual Performance Evaluations

On an annual basis, the compensation committee and any other non-employee directors evaluate the performance of the Chief Executive Officer, based on our overall performance. The Chief Executive Officer evaluates the performance of the other NEOs against their respective predetermined performance objectives. Annual performance objectives for the NEOs are established at the beginning of the applicable year and generally include two parts: (a) our overall target financial objectives; and (b) individual objectives in the functional areas for which the executive is responsible. For each NEO, these objectives are then weighted to reflect their relative importance to our company and the executive’s functional responsibilities.

We did not have an established bonus policy for the NEOs generally for 2020. The compensation committee may decide, in its sole discretion, to reward NEOs with annual cash bonuses based on the achievement of individual NEO performance, our business performance (including revenues and profits, without specified targets), and development generally.

In light of numerous changes and developments during 2020, many of which could not be foreseen as of the beginning of 2020, and the individual performance of NEOs during 2020, in 2021 the compensation committee awarded discretionary bonuses to Richard Eberly in the amount of $158,333, Neil Goldman in the amount of $155,000, and Javan Esfandiari in the amount of $182,520.

Prior to 2020, we did not typically grant stock options to NEOs on an annual basis. From time to time, however, we did grant stock options, when appropriate, as the long-term incentive component of our compensation program. Our stock options allow our employees to purchase covered shares at a price equal to the fair market value on the date of grant. In some cases, we attach performance criteria to the vesting of the stock options. For 2020, the compensation committee approved option grants as discussed above under "—Executive Summary." See also "—Outstanding Equity Awards at December 31, 2020" below.

On February 20, 2020, the board of directors adopted Equity Award Grant Guidelines, or the Grant Guidelines, in the form recommended by the compensation committee. The Grant Guidelines are intended to establish procedures for granting of equity-based awards that minimize the opportunity – or the perception of an opportunity – for us to time an equity award grant in a manner that could take advantage of any material nonpublic information or could result in an assertion that the equity award has been are priced at a value less than the fair market value of common stock on the grant date. Under the Grant Guidelines, the compensation committee generally is to consider and, if approved, grant equity awards to our employees once annually during the first quarter of the fiscal year, on the first Monday that follows the date on which we file our Annual Report on Form 10-K. The Grant Guidelines contemplate that the compensation committee may, from time to time, determine that it is in our best interests to deviate from the foregoing terms with respect to the grant of an equity award, in which case such Equity Award must be reviewed and approved by the board.

Outstanding Equity Awards at December 31, 2020

The following table sets forth information regarding each outstanding equity award by each of the NEOs as of December 31, 2020:

		Option Awards				Stock Awards
Name		Number of Securities Underlying Unexercised Options (#)Exercisable	Number of Securities Underlying Unexercised Options (#)Unexercisable	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested(#)	Market Value of Shares or Units of Stock that have not Vested
Richard L. Eberly	(1)(5)	—	—	—	—	233,589	$1,139,914
Neil A. Goldman	(2)(6)	125,000	—	$7.04	12/18/2024	—	—
	(2)(7)	—	159,725	2.36	3/15/2027	—	—
	((3)(8))	—	—	—	—	10,362	50,567
	(4)(9)	—	—	—	—	71,876	350,745
Javan Esfandiari	(2)(10)	20,000	—	5.64	3/11/2021	—	—
	(3)(7)	—	188,064	2.36	3/15/2027	—	—
	(4)(8)	—	—	—	—	12,964	63,216
	(1)(9)	—	—	—	—	84,628	412,990
John J. Sperzel III	(11)	—	—	—	—	—	—

(1)	RSUs subject to vesting, to acquire common stock.
(2)	Options exercisable, subject to vesting, to acquire common stock.
(3)	Restricted stock award, or RSA.
(4)	Performance stock units, or PSU, subject to vesting, to acquire common stock
(5)
RSU was granted on March 16, 2020. RSU vests over three years, with one-third vesting on each of the first, second and third anniversary of the grant date, subject to continued service through each vesting date.

(6)	Option was granted on December 18, 2017. Option was fully vested and exercisable as of December 18, 2020.
(7)
Option was granted on March 16, 2020. Option vests and becomes exercisable over three years, with one-third vesting on each of the first, second and third anniversary of the grant date, subject to continued service through each vesting date.

(8)
RSA was granted on October 9, 2018. RSA vests over three years, with one third of the RSA vests on each of the first, second and third, anniversary of the grant date, subject to continued service through each vesting date.

(9)
PSU was granted on March 16, 2020. PSU shall vest in equal installments on a daily basis beginning on the first anniversary of the grant date. The number of shares of common stock awarded upon vesting of the PSU depends on the total shareholder return of our company as compared to that of certain peer companies, subject to continued service through the vesting date.

(10)	Option was granted on March 11, 2016. Option was fully vested and exercisable as of March 11, 2019.
(11)	Mr. Sperzel’s employment as Chief Executive Officer and President ended effective January 3, 2020, and he had no outstanding equity awards as of December 31, 2020.

Richard L. Eberly

Effective as of March 16, 2020, we entered into an employment agreement with Richard Eberly to serve as our Chief Executive Officer and President. The employment agreement provides for our at-will employment of Mr. Eberly as our Chief Executive Officer and President for an initial term commencing March 16, 2020 and expiring December 31, 2021. The term will extend automatically for additional calendar years as of each January 1 (commencing January 1, 2022), unless either party delivers, by no later than the immediately preceding October 1 (initially October 1, 2021), a written notice to the other party that the term will not be extended. Under the terms of the employment agreement, we will pay Mr. Eberly an annual base salary of $400,000, which amount is subject to annual review by the compensation committee and may be increased, but not decreased. In accordance with the terms of the employment agreement, we granted to Mr. Eberly on March 16, 2020 an RSU, award covering 233,589 shares of common stock. Subject to Mr. Eberly’s continued service with us, the RSU award will vest in three equal installments as of March 16 of each of 2021, 2022 and 2023, except that vesting will accelerate in full upon the occurrence of a Change in Control or upon his death or Permanent Disability (each such capitalized term as defined in the employment agreement). If Mr. Eberly’s employment is terminated or not renewed by us without Cause or by Mr. Eberly for Good Reason (each such capitalized term as defined in the employment agreement), the RSU award will vest in full and, in addition, we will be required to pay to Mr. Eberly a lump sum amount equal to his base salary and a pro rata bonus amount, each with respect to the year in which the termination occurs.

Neil A. Goldman

Effective as of December 18, 2017 and as amended on January 21, 2019, we entered into an employment agreement with Neil Goldman to serve as our Chief Financial Officer and Executive Vice President. In the event Mr. Goldman’s employment is terminated by reason of Disability or for Cause (each as defined in the employment agreement), or due to Mr. Goldman’s resignation or voluntary termination, all compensation, including his base salary, his right to receive a performance bonus, and benefits, and the vesting of any unvested equity awards, will cease as of his termination date, and Mr. Goldman will receive no severance benefits. If we terminate Mr. Goldman’s employment without Cause or Mr. Goldman terminates his employment for a Reasonable Basis (as defined in the employment agreement), which includes involuntary termination within a six-month period upon a Change in Control (as defined in the employment agreement), then we will be required to pay Mr. Goldman his base salary and our monthly share of health insurance premiums for a period of twelve months as severance, and all of his unvested equity awards will vest immediately. Mr. Goldman’s employment agreement also contains provisions prohibiting Mr. Goldman from (i) soliciting our employees for a period of twenty-four months following his termination, (ii) soliciting our customers, agents, or other sources of distribution of our business for a period of twelve months following his termination, and (iii) except where termination is involuntary upon a Change in Control, for a period of twelve months following termination of Mr. Goldman’s employment agreement (or for a period of six months after termination if Mr. Goldman is not entitled to severance under his employment agreement), competing with us. Mr. Goldman’s employment agreement continued in effect through December 31, 2019, and commencing on January 1, 2020 and each January 1 thereafter, the term will be automatically extended for one additional year.

Javan Esfandiari

Effective as of March 5, 2016 and as amended on March 20, 2019, we entered into an employment agreement with Javan Esfandiari to continue as our Chief Scientific & Technology Officer and Executive Vice President for an additional term through December 31, 2021. In the event Mr. Esfandiari’s employment is terminated by reason of Disability or for Cause, (as defined in the employment agreement), or due to Mr. Esfandiari’s resignation or voluntary termination, all compensation, including his base salary, his right to receive a performance bonus, and benefits, and the vesting of any unvested equity awards, will cease as of his termination date, and Mr. Esfandiari will receive no severance benefits. If Mr. Esfandiari’s employment agreement is terminated by us without Cause, or if Mr. Esfandiari terminates his employment agreement for a Reasonable Basis(as defined in the employment agreement), including within 12 months of a Change in Control (as defined in the employment agreement), we will be required to pay his base salary and our monthly share of health insurance premiums for a period of twelve months as severance, and all of his unvested equity awards will vest immediately. Mr. Esfandiari’s employment agreement also contains provisions prohibiting Mr. Esfandiari from (i) soliciting our employees for a period of 24 months following his termination, (ii) soliciting our customers, agents, or other sources of distribution of our business for a period of twelve months following his termination, and (iii) except where termination is involuntary upon a “Change in Control”, for a period of twelve months following his termination, competing with us.

John J. Sperzel III

Effective as of March 13, 2017, we entered into an employment agreement with John Sperzel, which we refer to as the Sperzel Employment Agreement, to serve as Chief Executive Officer for a term of three years. Under the Sperzel Employment Agreement:

•
if Mr. Sperzel’s employment were to be terminated by reason of disability or for Cause, (as defined in the employment agreement), all compensation, including his base salary, his right to receive a performance bonus, and the vesting of any unvested equity awards, would cease as of his termination date and he would receive no severance benefits; and

•
we would be required to pay Mr. Sperzel severance benefits that included continued base salary for twelve months, a pro rata annual bonus (based on actual performance), continued payment of our monthly share of health insurance premiums for twelve months, and accelerated vesting of his outstanding equity awards if:

◦
Mr. Sperzel’s employment were to be terminated by us without Cause or by Mr. Sperzel for a Reasonable Basis (as defined in the employment agreement, which included involuntary termination within a six-month period upon a defined change of control of Chembio); or

◦	we and Mr. Sperzel did not enter into a new employment agreement prior to expiration of the Sperzel Employment Agreement for any reason.

The Sperzel Employment Agreement contained provisions prohibiting Mr. Sperzel from (i) soliciting our employees for a period of two years following his termination, (ii) soliciting our customers, agents and other sources of distribution for a period of one year following his termination, and (iii) except where termination is involuntary upon a defined change in control, engaging or participating in any business that directly competes with our business activities in any market in which we are in business or plan to do business during the period in which he is entitled to severance, or for a period of six months if he is not entitled to severance payments under his employment agreement.

Effective as of January 7, 2020, we entered into a Separation and Release Agreement with Mr. Sperzel, which we refer to as the Separation Agreement, under which Mr. Sperzel’s resignation was deemed effective as of 5 p.m. (Eastern time) on January 3, 2020. The Separation Agreement provided for our payment to Mr. Sperzel of unpaid base salary and unreimbursed business expenses through his separation date, together with a severance payment of $1,000,000 payable over twelve months, as would have been required under the Sperzel Employment Agreement as the result of a replacement employment agreement with Mr. Sperzel not being executed. In consideration for the severance payment, Mr. Sperzel agreed to: (a) release claims in favor of our company and our subsidiaries and affiliated companies; (b) consult with us on transition matters for ninety days; (c) comply with various restrictive covenants, including a perpetual nondisparagrement covenant, a perpetual confidentiality covenant, a covenant not to solicit our employees for two years, a covenant not to interfere with our customers and business partners for one year, and a covenant not to compete with our business activities for one year; and (d) assist us in connection with any litigation or other disputes. As described in the preceding paragraph, under the Sperzel Employment Agreement, we were obligated to pay certain severance benefits to Mr. Sperzel if we did not enter into a new employment agreement with him by March 13, 2020. Those severance benefits under the Sperzel Employment Agreement included continued base salary for twelve months, a pro rata annual bonus (based on actual performance), continued payment of our monthly share of health insurance premiums for twelve months, and accelerated vesting of his outstanding equity awards. Under the Separation Agreement, Mr. Sperzel agreed that none of his 440,631 restricted shares of common stock and none of his unvested options to acquire 8,333 shares of common stock would accelerate, notwithstanding the terms of the Sperzel Employment Agreement. Mr. Sperzel filed suit in the United States District Court in the Eastern District of New York asserting a right to exercise certain options to purchase, for an aggregate exercise price of $943,126, a total of 266,666 shares of common stock that were vested when he resigned on January 3, 2020. Under their terms, those options were exercisable for a period of thirty days after his service to our company ended. The compensation committee of the board, acting in its discretion in accordance with the terms of the underlying equity incentive plans, has determined that Sperzel’s attempt to exercise the options following the thirty day period was not valid. The United States District Court in Maine had previously dismissed Sperzel’s lawsuit for lack of personal jurisdiction in Maine. We intend to vigorously defend against any claim by Mr. Sperzel that he continues to have a right to exercise any options.

Director Compensation

Our director compensation program is intended to enhance our ability to attract, retain and motivate non-employee directors of exceptional ability and to promote the common interest of directors and stockholders in enhancing the value of the common stock. The board of directors reviews director compensation annually based on recommendations by the nominating and corporate governance committee. The nominating and corporate governance committee has the sole authority to engage a consulting firm to evaluate director compensation.

Under our non-employee director compensation program, each non-employee director is eligible to receive compensation for board and committee service consisting of annual cash retainers and equity awards. Directors also may be paid for serving on ad hoc committees of the board. John Sperzel, our former Chief Executive Officer and President served as a member of the board until he resigned in January 2020, and Richard Eberly, our current Chief Executive Officer and President, has served as a director since March 2020. Neither Mr. Sperzel nor Mr. Eberly received any additional compensation for his service as a director in 2020. David Bespalko did not join the board until 2021.

Under our non-employee director compensation program, in 2020 our non-employee directors were eligible to receive the following annual cash compensation for their service on the board and the board’s standing committees:

Position	Annual Cash Retainer
Chair of the Board	$65,000
All Other Non-employee Directors	30,000
Audit Committee Chair	12,500
Other Audit Committee Members	5,000
Compensation Committee Chair	8,500
Other Compensation Committee Members	3,000
Nominating and Governance Committee Chair	5,000
Other Nominating and Governance Committee Members	2,000

Under our non-employee director compensation program, each non-employee director who was elected (or re-elected) to the board at our 2020 Annual Meeting of Stockholders was awarded, as of the date of the 2020 Annual Meeting of Stockholders, annual equity-based awards under our 2019 Omnibus Incentive Plan having an aggregate value of $80,000, based upon the fair market value of common stock on the grant date and consisting of $40,000 in value of RSUs and $40,000 in value of nonqualified stock options.

The following table shows the total compensation for non-employee directors during 2020.

Non-Employee Director	Fees Earned or Paid in Cash($)(1)	Option Awards($)(2)	Stock Awards($)(2)	Total($)
David W.K. Acheson	$1,230	$82,071(3)	$79,995(4)	$163,296
Katherine L. Davis	78,992	38,917(5)	38,501(6)	156,410
Mary Lake Polan	45,118	38,917(5)	38,501(6)	122,536
John G. Potthoff	51,200	38,917(5)	38,501(6)	128,618

(1)	Consist of annual retainer fees, as described in the preceding table.
(2)
Reflects the aggregate grant date fair value of any RSUs and stock options granted determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation. Assumptions used in the calculation of this amount are included in Note 10. Equity Incentive Plans to the Consolidated Financial Statements included in the 2020 Form 10-K. This amount does not reflect the actual economic value that will ultimately be realized by each director.

(3)
Upon appointment to the board, Dr. Acheson was awarded nonqualified stock options to acquire 23,781 shares of common stock, each with an exercise price of $5.45 per share. The nonqualified stock options will vest in full immediately prior to our 2022 Annual Meeting of Stockholders, subject to accelerated vesting upon a defined change in control and subject to continued service.

(4)
Upon appointment to the board, Dr. Acheson was awarded 14,678 RSUs, each to acquire one share of common stock. The RSUs vest in three equal installments on December 17, 2021, 2022 and 2023, subject to accelerated vesting upon a defined change in control and subject to continued service.

(5)
Nonqualified stock option to acquire 36,252 shares of common stock that is exercisable at a price of $2.36 per share and vests in full immediately prior to our 2021 Annual Meeting, subject to accelerated vesting upon a defined change in control and subject to continued service.

(6)
16,314 RSUs, each to acquire one share of common stock and each vesting in full immediately prior to our 2021 Annual Meeting of Stockholders, subject to accelerated vesting upon a defined change in control and subject to continued service.

As discussed under “Item 11. Executive Compensation—Summary Compensation Table—Narrative Explanation of Summary Compensation Table,” on February 20, 2020, the board adopted the Grant Guidelines in the form recommended by the compensation committee. The Grant Guidelines provide for the grant of equity awards to non-employee directors once annually, on the date of our annual meeting of stockholders at which the non-employee directors are elected (or re-elected) to the board unless such annual stockholder meeting occurs either (a) earlier than the third trading day following the date on which we file our Quarterly Report on Form 10‑Q for the quarter ended March 31 of such year, in which case the grant date generally shall be the first Monday that follows the date of such filing, or (b) on or after June 1 of such year, in which case the grant date generally shall be the first Monday that follows the date on which we next file an Annual Report on Form 10‑K or Quarterly Report on Form 10‑Q.

On December 17, 2020, the board approved a non-employee director compensation policy, or the Revised Policy, effective immediately. The purpose of the Revised Policy is to provide a total compensation package that enables us to attract and retain, on a long-term basis, high-caliber directors. The Revised Policy applies to each non-employee who serves on the board. The board approved the Revised Policy in accordance with a recommendation of the board’s compensation committee, which had considered recommendations made by our compensation consultant based in part upon assessments of our director compensation relative to that of a peer group of comparable companies.

The Revised Policy sets forth (a) cash and equity compensation for directors serving during calendar year 2021 and (b) one‑time equity compensation for new directors joining the board on or after December 17, 2020. The board reviews and approves director compensation annually and will amend or restate the Revised Policy accordingly.

Compensation for 2021 Services. Under the Policy, the following terms will apply during calendar year 2021:

•
Cash Compensation. Each non-employee director will be entitled to a cash retainer of $35,000 for service on the board of directors for 2021, except that the Chair of the Board will instead receive a cash retainer of $70,000. In addition, a non-employee director serving on the board’s audit committee, compensation committee, or nominating and corporate governance committee in a non-Chair capacity will be entitled to a cash retainer of $7,500, $5,000 or $3,750, respectively, for services on those committees for the year. The Chair of one of those committees will be entitled to a cash retainer twice the amount payable to other members of that committee. Directors are not entitled to receive attendance fees for any meetings of the board or its committees.

•
Equity Awards. Each non-employee director who is elected (or re-elected) to the board at our 2021 annual meeting of stockholders will receive annual equity-based awards under our 2019 Omnibus Incentive Plan having an aggregate value of $80,000, based upon the fair market value of common stock on the grant date and consisting of $40,000 in value of RSUs and $40,000 in value of nonqualified stock options. These awards will be, subject to certain timing exceptions, granted as of the date of the 2021 annual meeting. They will vest immediately prior to our 2022 annual meeting of stockholders (or upon a Change in Control as defined in the 2019 Omnibus Incentive Plan, if earlier).

One-time Equity Award for New Directors. Each non-employee director who is initially elected to our board on or after December 17, 2020 will receive equity awards with an aggregate value of $160,000, which will consist of $80,000 in value of RSUs and $80,000 in value of nonqualified stock options unless otherwise determined by the compensation committee. These awards are to be granted upon commencement of board service. The RSUs will vest on the first, second and third anniversaries of the grant date, and the nonqualified stock options will vest in full immediately prior to second annual meeting of stockholders following the grant (unless the director is first elected at an annual meeting, in which case the nonqualified stock option will vest in full immediately prior to the next annual meeting). All of the RSUs and nonqualified stock options will be subject to accelerated vesting upon a defined change in control.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of outstanding shares of common stock beneficially owned, and the percentage of the class beneficially owned, as of March 31, 2021, by:

•	each person known to us to be the beneficial owner of more than five percent of the then-outstanding shares of common stock;

•	each NEO;

•	each of our directors; and

•	all of our executive officers and directors as a group.

The number of shares of common stock beneficially owned by each person is determined under the rules of the SEC. Under these rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares that the individual has the right to acquire by May 30, 2021 (60 days after March 31, 2021) through the exercise or conversion of a security or other right. Unless otherwise indicated, each person has sole investment and voting power, or shares such power with a family member, with respect to the shares set forth in the following table. The inclusion in this table of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares for any other purpose. As of March 31, 2021, there were a total of 20,216,056 shares of common stock outstanding. Shares not outstanding, but deemed beneficially owned by virtue of the right of a person to acquire those shares, are treated as outstanding only for purposes of determining the number and percent of shares of common stock owned by such person or group. Unless otherwise noted below, the address of each person listed in the table is in care of Corporate Secretary, Chembio Diagnostics, Inc., 555 Wireless Boulevard, Hauppauge, New York. 11788.

	Common Stock
Beneficial Owner	Shares	%
5% Stockholders
Norman H. Pessin(1) 500 Fifth Avenue, Suite 2240 New York, New York 10010	1,367,587	6.8%
BlackRock, Inc.(2) 55 East 52nd Street New York, New York 10055	1,199,594	5.9
The Vanguard Group(3) 100 Vanguard Boulevard Malvern, Pennsylvania 19355	1,038,283	5.1

Named Executive Officers and Directors
Neil A. Goldman(4)	224,145	1.1
Javan Esfandiari(5)	181,036	*
Katherine L. Davis(6)	102,227	*
John G. Potthoff(7)	96,731	*
Richard L. Eberly(8)	51,413	*
Mary Lake Polan(9)	51,106	*
David W.K. Acheson	—	*
David W. Bespalko	—	*
All executive officers and directors as a group (8 persons)(10)	706,658	3.5
(footnotes appear on following page)

*	Less than 1%.
(1)	Based on a Schedule 13D/A filed with the SEC on July 18, 2019 by Norman H. Pessin. Mr. Pessin has sole voting power over 1,367,587 shares and sole dispositive power over 1,367,587 shares.
(2)	Based on a Schedule 13G filed with the SEC on February 2, 2021 by BlackRock, Inc.. BlackRock, Inc. has sole voting power over 1,190,119 shares and sole dispositive power over 1,199,594 shares.
(3)
Based on a Schedule 13G filed with the SEC on February 10, 2021 by The Vanguard Group. The Vanguard Group has shared voting power over 38,056 shares, sole dispositive power over 995,425 shares and shared dispositive power over 42,858 shares.

(4)	Includes 178,242 shares issuable under options exercisable by May 30, 2021
(5)	Includes 82,688 shares issuable under options exercisable by May 30, 2021.
(6)	Includes 12,085 shares issuable under options exercisable by May 30, 2021.
(7)	Includes 58,959 shares issuable under options exercisable by May 30, 2021
(8)	Consists of 51,413 shares held by Mr. Eberly’s spouse.
(9)	Includes 43,334 shares issuable under options exercisable by May 30, 2021.
(10)	Includes 375,307 shares issuable under options exercisable by May 30, 2021.

Equity Compensation Plan Information

The following table provides information as of December 31, 2020 with respect to shares of common stock that may be issued under equity plans and standalone option grants:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	1,311,222(1)	$4.12	1,506,226(2)
Equity compensation plans not approved by stockholders	233,589(3)	—	—
Totals	1,544,811	4.12	1,506,226

(1)
Consists of 56,000 shares to be issued under the 2008 Stock Incentive Plan, 230,659 shares to be issued under the 2014 Stock Incentive Plan and 1,024,563 shares to be issued under the 2019 Omnibus Incentive Plan.

(2)	Consists of shares available under the 2019 Omnibus Incentive Plan.
(3)	Consists of 233,589 shares issued as an inducement grant under our employment agreement with Richard L. Eberly.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Ernst & Young LLP, or E&Y, has served as our independent auditor since March 2020. Prior to that time, BDO USA, LLP, or BDO, served as our independent registered public accounting firm until the audit committee of the board of directors approved its dismissal on March 30, 2020. During the fiscal year ended December 31, 2019 and in the subsequent interim period through March 30, 2020, there were (a) no “disagreements” (as defined in Item 304(a)(1)(iv) of the SEC’s Regulation S‑K and the related instructions) with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to the satisfaction of BDO, would have caused BDO to make reference thereto in its reports on the consolidated financial statements for such fiscal years and (b) no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S‑K).

Principal Independent Auditor Fees

The following table sets forth the aggregate fees billed to us by E&Y, our current independent auditor, for professional services rendered for the fiscal year ended December 31, 2020 and the aggregate fees billed to us by BDO, our former independent auditor, for professional services rendered for the fiscal years ended December 31, 2019 and the interim period ended March 27, 2020:

	2020			2019
	E&Y	BDO	Total	E&Y	BDO	Total
Audit Fees(1)	$417,650	$364,830	$782,480	$-	$292,500	$292,500
Audit-related Fees(2)	-	10,000	10,000	-	83,500	83,500
Tax Fees(3)	37,080	1,500	38,580	-	15,375	15,375
All Other Fees	-	-	-	-	-	-
Total Fees	$454,730	$376,330	$831,060	$-	$391,375	$391,375

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

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following is filed as part of the 2020 Form 10‑K:

(1)	Index to Consolidated Financial Statements in Item 8 of 2020 Form 10‑K.

All schedules were omitted because they are not applicable, not required under the instructions, or the requested information is shown in the consolidated financial statements or related notes thereto.

(b)	The following exhibits are included herein or incorporated herein by reference.

Exhibit No.	Description
3.1	Articles of Incorporation, as amended, of Chembio Diagnostics, Inc.
3.2	Amended and Restated Bylaws, of Chembio Diagnostics, Inc.
4.1	Warrant to Purchase Common Stock dated as of September 3, 2019, issued by Chembio Diagnostics, Inc. to Perceptive Credit Holdings II, LP
4.2	Description of Securities
10.1(a)*	2008 Stock Incentive Plan, as amended
10.1(b)*	Form of Option for 2008 Stock Incentive Plan
10.2(a)*	2014 Stock Incentive Plan
10.2(b)*	Form of Option for 2014 Stock Incentive Plan
10.3*	2019 Omnibus Incentive Plan
10.4*	Restated Annual Incentive Bonus Plan of Chembio Diagnostics, Inc., adopted as of March 15, 2019
10.5*	Outside Director Compensation Policy of Chembio Diagnostics, adopted as of December 15, 2020
10.6*‡	Employment Agreement, dated as of March 4, 2020 and effective as of March 16, 2020, between Chembio Diagnostics, Inc. and Richard L. Eberly
10.7(a)*	Employment Agreement dated March 5, 2016 between Chembio Diagnostics, Inc. and Javan Esfandiari
10.7(b)*	Amendment No. 1 dated March 20, 2019 between Chembio Diagnostics, Inc. and Javan Esfandiari, amending the Employment Agreement dated March 5, 2016
10.8(a)*	Employment Agreement dated December 18, 2017 between Chembio Diagnostics, Inc. and Neil A. Goldman
10.8(b)*	Amendment No. 1 dated January 21, 2019 between Chembio Diagnostics, Inc. and Neil A. Goldman, amending Employment Agreement dated December 18, 2017
10.9*	Offer Letter dated October 19, 2016 between Worldwide Workplace Ireland and Robert Passas, with respect to employment by Chembio Diagnostics Systems, Inc.
10.10(a)	Lease Agreement, dated February 15, 2017, between Horseblock Associates and Chembio Diagnostic Systems, Inc. with respect to 3661 Horseblock Road, Medford, New York, as amended
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
thereto, as Administrative Agent and as a Lender

10.14(a)*‡	Letter agreement dated June 15, 2020 between Chembio Diagnostics, Inc. and Gail S. Page
10.14(b)*	Amendment No. 1, dated June 30, 2020, to the letter agreement dated June 15, 2020 between Chembio Diagnostics, Inc. and Gail S. Page
14.1	Ethics Policy
21.1	List of Subsidiaries of Chembio Diagnostics, Inc.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1ç	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Indicates management contract or compensatory plan.
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

CHEMBIO DIAGNOSTICS, INC.

Dated: April 30, 2020	By:	/s/ Neil A. Goldman
Name: Neil A. Goldman
Title: Executive Vice President and Chief Financial Officer