Form 10-K
period 2021-12-31
CHEMBIO DIAGNOSTICS, INC.
filed 2022-03-03
CIK 1092662

UNITED STATES
Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
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

As of  March 3, 2022, the registrant had 30,056,929 shares of common stock outstanding.

Documents Incorporated By Reference
Portions of the registrant’s proxy statement for its 2021 annual meeting of stockholders are incorporated by reference in Part III of this report.

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

Forward-looking statements and statistical estimates inherently involve risks and uncertainties that could cause actual results to differ materially from those predicted or expressed in this report. These risks and uncertainties include those described in “Item 1A. Risk Factors” of Part I of this report. You should interpret many of the identified risks and uncertainties as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic. Investors are cautioned not to place undue reliance on any forward-looking statements or statistical estimates, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement or statistical estimate, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

Overview

We develop and commercialize point-of-care diagnostic tests used for the rapid detection and diagnosis of infectious diseases, including sexually transmitted disease, insect vector and tropical disease, COVID-19 and other viral and bacterial infections, enabling expedited treatment.
Our product portfolio is based upon our proprietary DPP technology, a diagnostic platform that provides high-quality, cost-effective results in 15 to 20 minutes using fingertip blood, nasal swabs and other sample types. The DPP technology platform addresses the rapid diagnostic test market, which includes infectious diseases such as STI’s and HIV, Gastroenterology and Women’s Health. Compared with traditional lateral flow technology, the DPP technology platform can provide:

•
Enhanced sensitivity and specificity: This is achieved via our patented approach to separating the sample path from the buffer path, together with other patented and proprietary strategies, that differ significantly from traditional lateral flow test.

•
Advanced multiplexing capabilities: Through advanced multiplexing, the DPP platform can detect and differentiate up to eight distinct test results from a single patient sample, which can deliver greater clinical value than other rapid tests currently on the market.

•
Objective results: For some diagnostic applications, our easy-to-use, highly portable, battery-operated DPP Micro Reader optical analyzers can report accurate results in approximately 15 seconds, making it well-suited for decentralized testing where real-time results enable patients to be clinically assessed while they are still onsite. Objective results produced by the DPP Micro Reader can reduce the possibility of the types of human error that can be experienced in the visual interpretations required by many rapid tests.

We target the market for rapid diagnostic test solutions for infectious diseases, which is driven by the high prevalence of infectious diseases globally, an increase in the elderly population, growing demand for rapid test results, and advancements in multiplexing. We have a broad portfolio of infectious disease products, which prior to 2020 were focused principally on sexually transmitted disease and fever and tropical disease. In February 2020 we began the process of shifting substantially all of our resources to seek to leverage the DPP technology platform to address the acute and escalating need for diagnostic testing for COVID-19. We are continuing to pursue:

•	an emergency use authorization, or EUA, from the U.S. Food and Drug Administration, or FDA, as well as 510(k) clearance from the FDA, for the DPP SARS-CoV-2 Antigen test system;

•	an EUA from the FDA for the DPP Respiratory Antigen Panel; and

•	a Clinical Laboratory Improvement Amendment, or CLIA, waiver from the FDA for the DPP HIV-Syphilis test system.

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

The extensive economic disruption caused by the COVID-19 pandemic, exacerbated by the market and regulatory complications we faced in seeking to develop and commercialize a portfolio of COVID-19 test systems, was reflected in our operating results for 2021, as total revenues were $47.8 million, an increase of 47.3% from 2020, and net product sales were $34.8 million, an increase of 40.3% from 2020. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Consolidated Results of Operations.”

In 2021 we continued to invest in automating our test manufacturing processes, all of which are now based in the United States. Among other actions, we expanded our manufacturing capabilities by validating and implementing automated lines. Our transition from manual to automated assembly is intended to add capacity, reduce variable costs and improve product margins. In order to address challenging economic conditions and implement our business strategy, we continued to execute a program to reduce operating expenses and better align our costs with revenues by eliminating positions that were no longer aligned with our strategy. Our cash and cash equivalents totaled $28.8 million at December 31, 2021, compared to $23.1 million at December 31, 2020.

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

Going Concern Considerations

Revenues during the twelve months ended December 31, 2021 did not meet the Company’s expectations. The Company’s increase in cash and cash equivalents over the year reflected its issuance of common stock in at-the-market offerings for net proceeds of $38.8 million (see Note 9 - Stockholder’s Equity). The Company continued to experience market, clinical trial and regulatory complications in seeking to develop and commercialize a portfolio of COVID-19 test systems during the continuing, but evolving, uncertainty of the COVID‑19 pandemic. In the year ending on December 31, 2021, the Company continued to incur significant expenses in connection with pending legal matters (see Note 12 – Commitments, Contingencies, and Concentrations: Litigation), delayed achievement of milestones associated with government grant income, investments in inventory, and the continuing automation of manufacturing.

The Company performed an assessment to determine whether there were conditions or events that, considered in the aggregate, raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying consolidated financial statements are being issued. Initially, this assessment did not consider the potential mitigating effect of management’s plans that had not been fully implemented. Because, as described below, substantial doubt was determined to exist as the result of this initial assessment, management then assessed the mitigating effect of its plans to determine if it is probable that the plans (1) would be effectively implemented within one year after the date the accompanying consolidated financial statements are issued and (2) when implemented, would mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

During the twelve months ended December 31, 2021, the Company undertook measures to increase its total revenues and improve its liquidity position. In particular, the Company received significant purchase orders from two customers (the “July Purchase Orders”). The Company had pursued the July Purchase Orders for an extended period of time. The July Purchase Orders consist of the following:

•
On July 20, 2021, the Company received a $28.3 million purchase order from Bio-Manguinhos for the purchase of DPP SARS-CoV-2 Antigen tests for delivery during 2021 to support the urgent needs of Brazil’s Ministry of Health in addressing the COVID-19 pandemic. Bio-Manguinhos, is responsible for the development and production of vaccines, diagnostics and biopharmaceuticals, primarily to meet the demand of Brazil’s national public health system. As of December 31, 2021 $16.8 million was recognized in connection with this order.

•
On July 22, 2021, the Company received a $4 million purchase order from the Partnership for Supply Chain Management, supported by The Global Fund, for the purchase of HIV 1/2 STAT-PAK Assays for shipment to Ethiopia into early 2022. As of December 31, 2021 $1.2 million was recognized in connection with this order.

These measures and other plans and initiatives have been designed to provide the Company with adequate liquidity to meet its obligations for at least the twelve-month period following the date the accompanying consolidated financial statements are being issued. The Company’s execution of those measures and its other plans and initiatives continue to depend, however, on factors and uncertainties that are beyond the Company’s control, or that may not be addressable on terms acceptable to the Company or at all. The Company considered in particular how:

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

The Company further considered how these factors and uncertainties could impact its ability over the next year to meet the obligations specified in the Credit Agreement with the Lender (each as defined in Note 13 – Long-Term Debt). Those obligations include covenants requiring: 1) minimum cash balance of $3.0 million and ii) minimum total revenue amounts for the twelve months preceding each quarter end. For the next year, the minimum total revenue requirements range from $42.0 million for the twelve months ending March 31, 2022 to $47.4 million for the twelve months ending December 31, 2022. Upon an event of default under the Credit Agreement, the Lender could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. In such an event, there can be no assurance that the Company would have sufficient liquidity to fund payment of the amounts that would be due under the Credit Agreement or that, if such liquidity were not available, the Company would be successful in raising additional capital on acceptable terms, or at all, or in completing any other endeavor to continue to be financially viable and continue as a going concern. The Company’s inability to raise additional capital on acceptable terms in the near future, whether for purposes of funding payments required under the Credit Agreement or providing additional liquidity needed for its operations, could have a material adverse effect on its business, prospects, results of operations, liquidity and financial condition.

Accordingly, management determined the Company could not be certain that the Company’s plans and initiatives would be effectively implemented within one year after the date on which the accompanying consolidated financial statements are being issued. Without giving effect to the prospect of raising additional capital pursuant to the ATM Agreement (as defined in Note 9 – Stockholders’ Equity: Common Stock), increasing product revenue in the near future or executing other mitigating plans, many of which are beyond the Company’s control, it is unlikely that the Company will be able to generate sufficient cash flows to meet its required financial obligations, including its debt service and other obligations due to third parties. The existence of these conditions raises substantial doubt about the Company’s ability to continue as a going concern for the twelve-month period following the date on which the accompanying audited consolidated financial statements are being issued.

The accompanying audited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date the accompanying consolidated financial statements are issued. As such, the accompanying audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

Industry

The DPP technology platform targets diagnostic disease states; (1) where rapid diagnosis impacts patient treatment and outcomes; (2) that are underserved by current diagnostic products due to performance or availability; (3) that present opportunities regionally, demographically or clinically.  The Company is focused on test solutions associated with infectious diseases: respiratory viruses, sexually transmitted diseases, gastroenterology and insect-vector diseases.

Our product portfolio is marketed globally to NGO’s, Ministries of Health, acute care hospitals, reference labs, outpatient clinics including urgent cares and physician offices.  Our branded products have secured meaningful market share globally and include, SureCheck, Stat Pak and DPP.  The Company will focus on internally developed products and pursue external opportunities to license novel technologies and products with the intent of leveraging Chembio’s growing commercial infrastructure.

We currently are targeting lateral flow test solutions for infectious diseases: respiratory diseases, sexually transmitted diseases and mosquito-borne diseases. The market for lateral flow infectious disease tests is being driven by the high prevalence of infectious diseases globally, an increase in the elderly population, growing demand for rapid test results, and advancements in multiplexing.

Products

COVID-19 Diagnostic Test Systems

Prior to 2020, our broad portfolio of infectious disease products was focused principally on sexually transmitted disease and fever and tropical disease. In 2020 we shifted substantially all of our resources to leverage the DPP technology platform to address the acute and escalating need for diagnostic testing for COVID-19.

COVID-19 Antibody Test System

In January 2021 we announced the CE mark for both the DPP SARS-CoV-2 Antigen test system and the DPP SARS-CoV-2 IgM/IgG test system, providing regulatory approval to register and market the test systems in the European Union and other geographies that accept the CE mark.

COVID-19 Antigen Test System

In mid-2020 we began to focus on the development of a COVID-19 antigen test system based on DPP technology. In July 2020 we received a $628,071 grant from BARDA to assist us in developing, submitting and obtaining an EUA application for a COVID-19 point-of-care antigen system. In October 2020, with BARDA’s support in accordance with its grant, we submitted to the FDA an EUA application for the DPP SARS‑CoV‑2 Antigen System, a test system that consists of a DPP SARS-CoV-2 Antigen test cartridge, a DPP Micro Reader optical analyzer and a minimally invasive nasal swab.

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

During the year ending December 31, 2021 we performed the clinical trials and on December 2, 2021 we submitted the DPP SARS‑CoV‑2 Antigen test system to the FDA, as a de Novo submission.

COVID-19 and Influenza Respiratory Antigen Panel Test System

In the fourth quarter of 2020 we began developing a rapid, multiplex respiratory antigen panel point-of-care test system using DPP technology. BARDA designated a portion of its $12.7 million grant in December 2020 for use to support our development, submission and receipt of an EUA for this system.

During 2021, we developed and conducted clinical trials of the DPP Respiratory Antigen Panel, a test system being designed to provide simultaneous, discrete and differential detection of Influenza A, Influenza B and SARS-CoV-2 antigens from a single patient respiratory specimen, such as a nasal swab. The system is intended to enable appropriate clinical management of patients with suspected respiratory infections and to assist in the containment of COVID-19 cases during the flu season. This test system provides results in approximately 20 minutes and is run on the DPP Micro Reader. As of December 31, 2021, we have submitted a request for the EUA approval by the FDA which is currently under review. In addition, as of December 31, 2021, we submitted a request for approval to ANVISA in Brazil and CE in Europe, which has been approved as of the date of this filing.

As a result, we earned $12.5 million of the $12.7 million available under the BARDA Agreement, dated December 2, 2020 with the Biomedical Advanced Research and Development Authority, or BARDA (part of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response) with the remaining $0.2 million having not been earned because it was contingent on our receiving an emergency use authorization for the DPP SARS-CoV-2 Antigen by December 2, 2021.

HIV-Syphilis Diagnostic Test Systems

On December 1, 2021, we received notice from the FDA that it would require additional data related to our Clinical Laboratory Improvement Amendment, or CLIA, waiver submission for the DPP HIV-Syphilis test system. We are in active discussions with the FDA in connection with the FDA’s review of our submission and we intend to comply with the FDA’s request for additional data. The process of seeking additional data will extend, for a currently undeterminable period, our process for seeking a CLIA waiver for the DPP HIV-Syphilis test system.

Core Products

We have obtained FDA approvals and, directly or through our partners, international regulatory approvals for infectious disease tests as follows:

Product	U.S.	International
DPP COVID-19 IgM/IgG System		✓
DPP SARS-CoV-2 IgM/IgG System		✓
DPP SARS-CoV-2 Antigen		✓
DPP HIV 1/2 Assay	✓	✓
DPP HIV-Syphilis System	✓	✓
DPP Syphilis Screen & Confirm Assay		✓
DPP ZCD IgM/IgG System		✓
DPP Dengue NS1 Antigen System		✓
DPP Dengue IgM/IgG System		✓
DPP Zika IgM System	✓	✓
DPP Zika IgM/IgG System		✓
DPP Chikungunya System		✓
DPP Ebola Antigen System	✓ EUA
DPP Leishmaniasis Assay		✓
DPP Respiratory Antigen Panel		✓
DPP VetTB Assay	✓
HIV 1/2 STAT-PAK Assay	✓	✓
Chagas STAT-PAK Assay		✓
SURE CHECK HIV 1/2 Assay	✓	✓
SURE CHECK HIV Self-Test		✓

Organic growth in our core infectious disease business is being driven by:

•	growth in the overall market for point of care infectious disease tests;
•	our increased market penetration in existing markets and channels, including in the United States, Latin America, Africa and Europe;
•	our registration of existing and new products in unchartered countries and regions, such as selected countries in Latin America and Southeast Asia;
•	our entry into new market segments, such as respiratory tests and international HIV Self-Testing; and
•
advances in our product pipeline in infectious disease with key products including tests for COVID-19, a  multiplex test for HIV and syphilis in the U.S. market and tests for dengue, zika and chikungunya.

We market and sell both stand-alone and multiplex tests for sexually transmitted infectious diseases, such as HIV and syphilis which continue to be major global public health issues. According to WHO estimates:

•	HIV has claimed more than 36 million lives, including 680,000 in 2020. Approximately 37.7 million people were living with HIV at the end of 2020, and 1.5 million were newly infected during 2020.
•	There were 18.0 million prevalent cases of syphilis as of 2012, and 5.6 million new infections were estimated to occur annually.
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

We are seeking to address the global concerns related to HIV and syphilis co-infection through the development of a novel, multiplex test for both HIV and syphilis. We have developed a DPP HIV-Syphilis multiplex test and received regulatory approvals in the United States and a number of international markets, including Brazil, Europe, Africa, Malaysia and Mexico. We are pursuing a CLIA waiver for the DPP HIV-Syphilis test in the United States.

We also market and sell tests for selected fever and tropical diseases such as Chagas, ebola, leishmaniasis and Zika. The market for lateral flow mosquito-borne diseases includes established markets for disease such as dengue and malaria, which WHO estimates together account for more than 600 million annual infections worldwide. There are also a number of emerging markets for rapid point of care tests for infectious diseases such as burkholderia, chikungunya, lassa, leptospirosis, Marburg, rickettsia and Zika.

Since 2015 we have received over $25.1 million of funding from some of the world’s leading health organizations, which has helped us accelerate the expansion of our pipeline of infectious disease tests. Our collaborators have included Bill & Melinda Gates Foundation, The Paul G. Allen Family Foundation, The Oswaldo Cruz Foundation or FIOCRUZ, and the Foundation for Innovative New Diagnostics, or FIND, as well as U.S. government agencies such as Centers for Disease Control and Prevention, or CDC, the Biomedical Advanced Research and Development Authority of the U.S. Department of Health and Human Services, or BARDA, and the U.S. Department of Agriculture, or USDA.

Several tests in our infectious disease pipeline are approaching commercialization, and several have received initial regulatory approvals:

Product	Collaborator	Phase I Feasibility	Phase II Development	Phase III Verification & Validation	Phase IV Clinical & Regulatory	Phase V Commercial Launch
DPP HIV-Syphilis System (US)	Self-funded	✓	✓	✓	✓	PMA approved
DPP Dengue IgM/IgG System	Self-funded	✓	✓	✓	✓	CE and ANVISA
DPP Dengue NS1 Antigen System	Self-funded	✓	✓	✓	✓	CE and ANVISA pending
DPP Chikungunya IgM/IgG System	Self-funded	✓	✓	✓	✓	CE and ANVISA
DPP Zika Chikungunya Dengue IgM/IgG System	Self-funded	✓	✓	✓	✓	CE and ANVISA
DPP Ebola Antigen System	CDC	✓	✓	✓	✓	FDA-EUA
DPP Fever Assay Asia	FIND	✓	✓	✓	✓
DPP Fever Assay Africa	Paul Allen Foundation	✓	✓	✓
DPP Fever Assay Malaysia	Self-funded	✓	✓	✓	✓
DPP SARS CoV-2 Antigen	BARDA	✓	✓	✓	✓	CE and ANVISA
DPP Respiratory Antigen Panel	BARDA	✓	✓	✓	✓	CE and ANVISA
DPP COVID-19 IgM/IgG System	Self-funded	✓	✓	✓	✓	CE and ANVISA
DPP SARS CoV-2 IgM/IgG System	Self-funded	✓	✓	✓	✓	CE

Sales Channels

Our products are sold globally, both directly and through distributors, to hospitals and clinics, physician offices, clinical laboratories, public health organizations, government agencies and consumers. Historically we marketed and sold our products only into a handful of countries and regions. During 2021, we expanded our U.S.-based sales, customer service, and marketing team to focus on the COVID-19, HIV-Syphilis, and future DPP platform product opportunities. With sales growth as an underlying objective, we are focused on increasing sales in geographies that support higher average selling prices. From lead generation through technical inquiries, Chembio has the internal resources to support customers through the commercial process including marketing, sales, sales support, order entry and product support.

Automation of U.S. Manufacturing

We are automating our U.S. manufacturing processes and expanding our manufacturing capacity. Over the past three years, we have taken delivery of and completed validation of most of our automated manufacturing lines. These use vision-guided, robotic operation to improve inspection and quality control. As we transition from manual to automated assembly, we believe the reduced variable costs will improve product gross margins.

DPP Technology & Development

Our commercially available products employ either our patented DPP technology or traditional lateral flow technology. We believe products developed using our DPP technology can provide superior diagnostic performance compared with products that utilize traditional lateral flow technology.

Chembio’s history of collaborations have proven the strength and capabilities of the DPP platform to address a diverse range of biomarkers. We are now focusing our R&D resources on delivering products to build a portfolio of COVID-19 tests and developing Chembio’s new and expanded product portfolio focused on high average selling price, developed markets, established sales channels, and clinically accepted use cases, where the differentiated capabilities of DPP provide a competitive advantage.

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

Human Capital

As of December 31, 2021, we had 337 full-time equivalent employees, of whom 46 were in administration, 241 were in manufacturing, 28 were in research and development, and 22 were in sales and marketing and customer service. Of these employees, approximately 297 were located in the United States, 22 were located in Germany and 18 were located in Brazil. We have never had a work stoppage, and none of our employees are represented by a labor organization or subject to any collective bargaining arrangements. We consider our employee relations to be good.

Our employees are one of our most important assets and set the foundation for our ability to achieve our strategic objectives, drive operational execution, deliver strong financial performance, advance innovation and maintain our quality and compliance programs. The success and growth of our business depends in large part on our ability to attract, retain and develop a diverse population of talented and high-performing employees at all levels of our organization.

Health, Wellness and Safety

The health, wellness and safety of our employees is a priority embedded at every level of our business.  We provide our employees upfront and ongoing safety training to ensure that safety policies and procedures are effectively communicated and implemented.  Personal protective equipment is provided to those employees where needed for the employee to safely perform their job function.

Since 2020, in response to the COVID-19 pandemic, we implemented safety protocols and new procedures to protect our employees, including more frequent deep cleaning of the facilities, social distancing and onsite COVID-19 testing.

Workforce Stability

Retaining and developing our employees is an important factor in our continued success and growth. We regularly evaluate our employee retention and turnover rates. With the contraction of the labor force as a result of the global pandemic, we have also experienced the effects of the labor shortage in our staffing. We expect the labor shortage to continue in 2022 and will continue to monitor and analyze retention closely to identify any areas of concern.

Compensation and Benefits

To succeed in a competitive labor market, we have recruitment and retention strategies that we focus on as part of the overall management of our business, including designing our compensation and benefits programs to be competitive and align with our strategic and stockholders’ interests. Some of our key employee benefits include eligibility for health insurance, vacation time, a retirement plan, an employee assistance program, life and disability coverage. We also have procedures and processes focused on providing employees equitable compensation, regardless of race or gender or other personal characteristics.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic has disrupted nearly every aspect of the global supply chain, including the manufacturing of some of the key supplies used in our tests. Many suppliers are experiencing shortages of required personnel as the result of the tight labor market and underlying raw material commodities. To fulfil our obligations, we have had to identify sources of supplies on a short timeframe and in a markedly increased quantity and have been required to seek to identify new sources of materials to replace or augment our past sources. Moreover, scarcity has caused increases in the cost of some supplies.

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

The safety and effectiveness of Class III devices cannot be assured solely by the General Controls and the other requirements described above. These devices require formal clinical studies to demonstrate safety and effectiveness. Under the Medical Device User Fee and Modernization Act of 2002, PMA applications (and supplemental premarket approval applications) are subject to significantly higher user fees than 510(k) applications, and they also require considerably more time and resources.

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

Premarket Approval Pathway

We manufacture, market and distribute three rapid HIV tests in the United States. Our HIV 1/2 STAT-PAK Assay, SURE CHECK HIV 1/2 Assay, and DPP HIV 1/2 Assay all have received FDA PMA approval. A PMA application must be supported by extensive data including, but not limited to, analytical, preclinical, clinical trials, manufacturing, statutory preapproval inspections, and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use. Before a PMA is submitted, a manufacturer must apply for an Investigational Device Exemption (“IDE”). If the device presents a “significant risk,” as defined by the FDA, to human health, the FDA requires the device sponsor to file an IDE application with the FDA and obtain IDE approval prior to initiation of enrollment of human subjects for clinical trials. The IDE provides the manufacturer with a legal pathway to perform clinical trials on human subjects where without the IDE, only approved medical devices may be used on human subjects.

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

The CLIA program is designed to establish quality laboratory testing by ensuring the accuracy, reliability and timeliness of patient test results. Under CLIA, a laboratory is a facility that does laboratory testing on specimens derived from humans and used to provide information for the diagnosis, prevention or treatment of disease, or impairment of, or assessment of health. Under the CLIA program, unless waived, laboratories must be certified by the government, satisfy governmental quality and personnel standards, undergo proficiency testing, be subject to inspections and pay fees. We have received a CLIA waiver for all of our lateral flow rapid HIV tests that we market in the United States. Specifically, the CLIA waiver was granted by the FDA for HIV 1/2 STAT-PAK in November 2006, for SURE CHECK HIV 1/2 in October 2007, and for DPP HIV 1/2 in October 2014.

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

Climate Change and Environmental Laws

The medical device industry is increasingly becoming subject of scrutiny, stringent regulation and the demand for green, sustainable products. We are focused on monitoring these increasing requirements for efficient and accurate processes for hazardous substance handling, supplier disclosures, and regulatory reporting in order to comply with numerous global health and environmental regulatory requirements and restrictions.

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

DPP Intellectual Property

We have obtained patent coverage on our DPP technology, including numerous patents in the United States, and one or more patents in Australia, Brazil, Canada, China, Columbia, Eurasia (Russia), European Union (fourteen European countries), Hong Kong, Israel, India, Indonesia, Japan, Korea, Malaysia, Mexico, Poland, Singapore, South Africa, Thailand, and the United Kingdom. Additional patent applications on our DPP technology are pending in the United States, as well as in  foreign countries such as Australia, Brazil, Canada, China, the European Union, India, Indonesia, Malaysia, Mexico, Peru, Singapore and Thailand.

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

Rapid Diagnostic Technology and Reagent Licenses

We seek licenses and/or redesigns of products that we believe to be in our best interests. Because of the costs and other negative consequences of time consuming patent litigation, we often attempt to obtain a license on reasonable terms. The peptides used in our rapid HIV tests were licensed to us by one or more third parties. We also have licensed the antigens used in other tests including our Syphilis, Tuberculosis, Leptospirosis, Leishmaniasis and Chagas tests, and we may enter into other license agreements. In prior years, we concluded license agreements related to intellectual property rights owned by the United States associated with HIV-1 and a sub-license agreement for HIV-2 with Bio-Rad Laboratories N.A., the exclusive licensee of the Pasteur Institute’s HIV-2 intellectual property estate.

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

Risks Related to Our Business and Our Industry
●	our ability to initiate and complete clinical trials necessary to support EUA, 510(k), PMA or de novo submissions;
●	our allocation of a substantial portion of our resources to the development and production of our DPP SARS-CoV-2 Antigen system;
●	uncertainty and competition in the diagnostic testing market, particularly with respect to COVID-19;
●	the effects of the ongoing or future SEC investigation;
●	the effects of existing or future stockholder litigation;
●	impacts on our suppliers and employees due to the COVID‑19 pandemic;
●	the ability of our products to compete with the new or existing products of our competitors;
●	the negative impact of healthcare industry consolidation on our future revenues and operating results;
●	our ability to successfully manage the transition associated with the appointment of a new chief financial officer;
●	our ability to retain key employees and attract additional qualified personnel;
●	third‑party reimbursement policies;
●	our ability to collect our outstanding accounts receivable;
●	the continued funding of, and ability to participate in, large testing program in the U.S.;
●	developments in diagnostic testing guidelines or recommendations;
●	our ability to obtain government grant awards; and
●	the vulnerability of our business to cyber‑attacks.

Risks Related to Our Products
●	the COVID-19 Diagnostic Test Systems not gaining wide industry acceptance;
●	the impact of COVID‑19 mutations on the ability of the COVID-19 Diagnostic Test Systems adequately detecting COVID‑19 or SARS‑CoV‑2 antigens;
●	our ability to successfully introduce and market our products;
●	timely receipt and implementation of additional customized manufacturing automation equipment;
●	variability and unpredictability due to lengthy sales cycles for our products;
●	our customers not adopting rapid point‑of‑care diagnostic testing;
●	the concentration of our customers; and
●	our products not performing properly.

Financial, Economic and Financing Risks
●	our liquidity limitations, including that we have concluded there is a substantial doubt about our ability to continue as a going concern;
●	the impact of our liquidity and operational limitations on our ability to fulfill purchased orders;
●	the our incurrence of losses in recent years and uncertainty about our future profitability;
●	the fluctuation of our financial results;
●	our compliance with the terms of the Credit Agreement;
●	our ability to generate sufficient cash to service our debt;
●	increased interest expenses due to changes in LIBOR;
●	the negative impact of changes in foreign currency exchange rates on our operating results; and
●	basing our estimates or judgments relate to critical accounting policies on assumptions that can change or prove to be incorrect.

Risks Related to Intellectual Property
●	our ability to protect our proprietary technology; and
●	the effect of future intellectual property disputes on our ability to sell products or use certain technologies.

Risks Related to Our Reliance on Third Parties
●	our dependence on a limited number of third‑party suppliers, including single source suppliers, for critical components and materials;
●	the limitation on rights we receive from collaborations with strategic collaborators, and the exposure to risks outside of our control due to such collaborations;
●	our ability to maintain existing distribution channels or develop new distribution channels; and
●	our compliance with U.S. government contracts.

Risks Related to Regulations
●	the impact of changes in CLIA, FDA, ANVISA, and other regulatory changes, on COVID‑19 diagnostic tests;
●	our ability to receive and maintain necessary regulatory approvals for our products;
●	the impact of governmental export controls on our ability to compete in international markets;
●	our ability to comply with FDA and other regulatory requirements;
●	our ability to respond to changes in regulatory requirements;
●	the effect of FDA regulation of laboratory‑developed tests and genetic testing on demand for our products;
●
disruptions at the FDA and other government agencies affecting the ability of the FDA to hire, retain or deploy key leadership or personal or otherwise could prevent new and modified products from being developed, cleared, approved, authorized or commercialized;

●	ongoing changes in healthcare regulation;
●	a reduction or elimination in the types of government awards that partially support some of our programs;
●	compliance with privacy, security and breach notification regulations;
●	our ability to manufacture products in accordance with applicable requirements;
●	the effect of healthcare fraud and abuse laws on our business; and
●	increased exposure to regulatory, cultural and other challenges due to international expansion.

Risks Related to Ownership of Common Stock
●	the limited liquidity of our common stock;
●	the volatility of the price of our common stock;
●	the ability of our stock price to meet the minimum bid price for continued listing on the Nasdaq capital market;
●	the effect of future issuances of common stock on the price of our common stock and our ability to raise funds in new equity offerings;
●	management’s broad discretion as to the use of proceeds of the offering made pursuant to the ATM Agreement; and
●	the depression of the market price of our common stock due to sale by existing stockholders, executive officers or directors.

General Risk Factors
●	our ability to successfully generate the expected benefits of strategic transactions;
●	costs associated with compliance with public company regulations; and
●	terrorist attacks or natural disasters.

RISK FACTORS

Risks Related to Our Business and Our Industry

Our near term success is highly dependent on the success of the our DPP platform, and we cannot be certain that we will succeed in developing one or more of those systems or that, if we do, they will attain market acceptance or be successfully commercialized in the United States or elsewhere.

We do not currently have an Emergency Use Authorization, or EUA, from the U.S. Food and Drug Administration, or FDA, for any of the COVID-19 Diagnostic Test Systems or for our DPP Respiratory Panel, and we do not currently have an application pending for any such EUA. We also do not have a CLIA waiver from the FDA for our DPP HIV-Syphilis test system. Market and regulatory requirements continue to change at a rapid pace. The FDA has declined to review our most recent EUAs submitted for our DPP SARS-CoV-2 Antigen System based on then-effective prioritization guidance, which is subject to change. There can be no assurance that, if we make a submission of any future EUA or CLIA waiver application, we will meet the requirements of the prioritization guidance in effect at the time of the submission or otherwise be successful in obtaining either (1) an EUA that would permit us to offer and sell the DPP SARS-CoV-2 Antigen test system or DPP Respiratory Panel in the United States or (2) a CLIA waiver for our DPP HIV-Syphilis test.

Even if we are able to obtain any such EUA or CLIA waiver, our product may not gain broad market acceptance among physicians, healthcare payers, patients, and the medical community. We cannot guarantee market acceptance of our product, and have somewhat limited information on which to estimate our anticipated level of sales. Our products will require healthcare providers and doctors to accept and adopt our technology. Our industry is susceptible to rapid technological developments and there can be no assurance that we will be able to match any new technological advances. Acceptance and use of any products we market will depend upon a number of factors including:

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

In addition, with respect to any EUA we obtain, the FDA may revoke an EUA where it is determined that the underlying health emergency no longer exists or warrants such authorization, even if we obtain an EUA, we cannot predict how long such EUA would remain in place. Such revocation could materially adversely impact our business in a variety of ways, including if the relevant product is not yet approved by the FDA under a traditional approval pathway and if we have invested in the supply chain to provide any of our products under an EUA, and would require us to obtain a 510(k) or other marketing authorization from the FDA. If the FDA revokes a previously issued EUA prior to us having received regulatory approval to commercialize our DPP SARS-CoV-2 Antigen test system or DPP Respiratory Panel through a traditional approval pathway, we would be required to cease our commercialization efforts, which would substantially and negatively impact our business.

The failure of these products to find market acceptance would substantially harm our business and would adversely affect our revenue. If the DPP SARS-CoV-2 Antigen test system, DPP Respiratory Panel or DPP HIV-Syphilis test are not as successfully commercialized as expected, we may not be able to generate sufficient revenue to become profitable. Any failure of one of these products to be successfully commercialized in the United States may have a material adverse effect on our business, operating result financial condition and cash flows, and could result in a substantial decline in the price of our common stock. In addition, the production and widely administered use of efficacious vaccines for COVID-19 may reduce the demand for diagnostic tests and, as a result, the COVID-19 diagnostic testing market may not develop or substantially grow. Our future success is substantially dependent on the manner in which the market for diagnostic testing develops and grows. If the market develops in a manner that does not facilitate demand for our products, or fails to develop or grow in the manner in which we expect or at all, our business, financial condition, results of operations and cash flows may be negatively affected.

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

We have been allocating a substantial portion of our resources to the development and commercialization of DPP SARS-CoV-2 Antigen test system, and our long term business success could be negatively impacted by our diversion of resources from our legacy business of diagnostic testing for other infectious diseases.

In the first quarter of 2020 we began committing substantially all of our financial and personnel resources to the development, manufacturing and commercialization of the DPP SARS-CoV-2 Antigen test system. Because we do not currently have an EUA from the FDA for the DPP SARS-CoV-2 Antigen test system, starting in the first quarter of 2021 we began allocating an increased portion of our resources to our legacy products. Our earlier and continuing resource allocation to the DPP SARS-CoV-2 Antigen test system may have negatively impacted, and may continue to negatively impact, our legacy product portfolio, as we have spent limited funds and time on updating pre-existing products and regulatory approvals and on completing products that were in development prior to our strategic decision to focus on the DPP SARS-CoV-2 Antigen test system. Our business could be negatively impacted by our allocation of significant resources to a global health threat that is unpredictable and could dissipate; there is no guarantee that current or anticipated demand will continue, or if demand does continue, that we will be able to produce in quantities to meet the demand. We intend to continue to reestablish our legacy business, but there can be no assurance that we will be able to successfully recommence the development and commercialization of our legacy products and products under development.

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

Numerous companies in the United States and internationally have introduced or announced their intention to introduce new products, services and technologies that could be used in substitution for the DPP SARS-CoV-2 Antigen test system. Many of those competitors are significantly larger, and have substantially greater financial, engineering and other resources, than us. In addition, our competitors may have or may develop products or technologies that currently or in the future will enable them to produce competitive products with greater capabilities or at lower costs than ours. If we are unable to compete effectively, we may fail to meet our strategic objectives, and our business, financial condition and operating results could be harmed. In addition, the production of an efficacious vaccine or other treatment for a disease underlying one of our products may reduce the demand for relevant diagnostic products. The success or failure, or perceived success or failure, of other companies may adversely impact our ability to obtain any future funding, or to ultimately commercialize the DPP SARS-CoV-2 Antigen test system.

We face risks related to an ongoing SEC investigation.

The SEC is conducting a non-public, fact-finding investigation relating to the May 2020 Offering and to the FDA’s revocation in June 2020 of an EUA for the DPP COVID-19 IgM/IgG system that was issued in April 2020. We received subpoenas from the SEC in July 2020 and April 2021 seeking the production of documents in connection with this investigation. In addition, the SEC delivered subpoenas in April 2021 to five of our employees (including our three executive officers, who consist of our Chief Executive Officer and President, our Executive Vice President and Chief Financial Officer, and our Executive Vice President and Chief Scientific and Technology Officer). An additional subpoena was issued in June 2021 to our former Interim Chief Executive Officer and Executive Chair. Each subpoena requested the production of documents relating to the same matters as are the subject of the subpoenas we received.

We are unable to predict what the timing or outcome of the SEC investigation will be or what, if any, consequences the SEC investigation may have with respect to our company or the six individuals mentioned above. The SEC investigation could result in considerable legal expenses, divert management’s attention from other business concerns and harm our business. If the SEC were to determine that legal violations occurred, we could be required to pay significant civil penalties or other amounts, and remedies or conditions could be imposed as part of any resolution. We can provide no assurances as to the outcome of the SEC investigation.

 Stockholder litigation could negatively impact our business, operating results and financial condition.

We may incur additional costs in connection with the defense or settlement of existing and any future stockholder litigation, including four stockholder lawsuits to date that have been brought against us. See “Part I, Item 3. Legal Proceedings” below for additional information regarding existing lawsuits. These lawsuits or other future litigation may adversely affect the ability of our technical and management personnel, and our directors, to perform their normal responsibilities. We could incur significant costs in connection with any such litigation lawsuits, including costs associated with the indemnification of obligations to our directors, officers and other employees, as well as to third parties such as underwriters of our public offerings.

We expect competition with respect to testing solutions for COVID-19 to continue to increase and our success will depend on market acceptance of our products.

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

The COVID‑19 pandemic could continue to affect our suppliers and employees, and cause disruptions in current and future plans for operations and expansion.

The COVID‑19 pandemic may continue to directly and indirectly adversely impact our business, financial condition and operating results. The extent to which this will continue will depend on numerous evolving factors that are highly uncertain, rapidly changing and cannot be predicted with precision or certainty at this time.

Our business may continue to be disrupted due to the costs incurred as a result of additional necessary actions and preparedness plans to help ensure the health and safety of our employees and continued operations, including enhanced cleaning processes, protocols designed to implement appropriate social distancing practices, and/or adoption of additional wage and benefit programs to assist employees. We may also have difficulty meeting demand for our products if our employees are affected by COVID‑19, or if we do not have adequate space to produce our product with social distancing practices implemented. We also cannot predict the effect of COVID‑19 pandemic on our supply chain’s reliability and costs.

In addition, our business and operations, and the operations of our suppliers, may continue to be adversely affected by the COVID‑19 pandemic. The pandemic, including the related response, could cause disruptions due to potential suspension or slowdown of activities at our third‑party suppliers, manufacturing delays, or increased prices implemented by our suppliers. The COVID-19 pandemic has disrupted nearly every aspect of the global supply chain, including the manufacturing or delivery of some of the key supplies used in our tests. Many suppliers are experiencing shortages of required personnel as the result of the tight labor market and underlying raw material commodities. Some suppliers have been unable to deliver supplies in the quantity we need or at all. As a result, these suppliers may stop supplying us components and materials, limit the allocation of supply and equipment to us due to increased industry demand, or significantly increase their prices at any time with little or no advance notice. The adverse effect on our employees or suppliers could have an adverse impact on our business, results of operations and financial condition.

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

We may not successfully manage the transition associated with the appointment of a new chief financial officer, which could have an adverse impact on us.

On October 18, 2021, we announced that Neil A. Goldman had notified the board of directors of his resignation as our Executive Vice President and Chief Financial Officer. On January 6, 2022, we announced that we had appointed Lawrence J. Steenvoorden as our Chief Financial Officer, effective as of January 5, 2022.

The effectiveness of our new Chief Financial Officer, and our senior leadership team generally, and any further transition as a result of these changes, could have a significant impact on our results of operations. Management transition is often difficult and inherently causes some loss of institutional knowledge, which could negatively affect our results of operations and financial condition. Our ability to execute our business strategies may be adversely affected by the uncertainty associated with these transitions.

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

We have entered into employment contracts with our Chief Executive Officer, Richard Eberly, our Chief Science & Technology Officer, Javan Esfandiari, and our Chief Financial Officer, Lawrence J. Steenvoorden. Due to the specific knowledge and experience of these executives regarding the industry, technology and market generally and to our company specifically, the loss of the services of any one of these executives could have a material adverse effect on us. We have not obtained a key man insurance policy on any officers other than Messrs. Eberly and Esfandiari.

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

Some of our programs are supported by government grant awards, and our inability to obtain additional grant awards in the future or to derive all of the funding potentially available under those awards could delay our development and introduction of products.

We have received funding under grant award programs funded by governmental agencies such as BARDA. To fund a portion of our future research and development programs, we may apply for additional grant funding from these or similar governmental agencies. Funding by these governmental agencies may, however, be significantly reduced or eliminated in the future for a number of reasons. For example, some programs are subject to a yearly appropriations process in Congress. We may not receive full funding under current or future grants because of budgeting constraints of the agency administering the program or unsatisfactory progress on the study being funded.

In addition, some or all of the funding available under grant awards may be conditioned upon our successfully meeting specified milestones or other conditions, and there can be no assurance that those milestones or conditions will be met. For example, in December 2020 we were awarded the Second Grant pursuant to a contract from BARDA that included funding milestones related to our development and pursuit of an EUA for a DPP Respiratory Antigen Panel and our submission for 510(k) clearance from the FDA for the DPP SARS CoV 2 Antigen System.

There can be no assurance that we will receive any future grant awards from any government agencies or that, if a grant award is obtained, we will receive the full amount potentially available under the grant award. Our inability to obtain future grant awards, or to earn the full amount available under those awards, could delay the development of our product candidates and the introduction of new products.

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

Of the 263 manufacturers and commercial laboratories to receive an EUA for COVID-19 diagnostics as of December 31, 2021, 66 were for serology tests, 200 were for molecular tests, and 14 were for antigen tests. Customers or the industry as a whole could adopt alternative technologies for testing, including molecular point of care testing, which could result in lower demand for our antigen test. Various advances in the treatment and monitoring of patients could cause lower demand for the COVID-19 Diagnostic Test Systems, including our revised DPP SARS CoV 2 Antigen System or for antigen testing for COVID-19 as a whole.

COVID-19 is prone to genetic mutations that may impact the ability of the COVID-19 Diagnostic Test Systems to adequately detect COVID-19, SARS-CoV-2 antigens and antibodies, and could adversely affect demand for the COVID-19 Diagnostic Test Systems and harm our competitive position.

False test results are a risk with all laboratory tests, including COVID-19 diagnostic tests. False results can occur in the presence or absence of a mutation in the COVID-19 virus. Multiple variations of the virus that causes COVID-19 are circulating globally and within the United States, including variants of concern initially identified in California, Brazil, South Africa and the United Kingdom. In the presence of a mutation in the virus, false results can occur if a mutation occurs in the region of the virus that the test is designed to assess. False results may occur with the COVID-19 Diagnostic Test Systems in the presence or absence of one or more COVID-19 mutations. If false negatives occur with the COVID-19 Diagnostic Test Systems, it will may reduce customer confidence in the accuracy of the COVID-19 Diagnostic Test Systems and harm our competitive position.

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

A significant portion of our revenues each year comes from a few large customers. Bio-Manguinhos constituted 51% of our total revenues in 2021 and 25% of our total revenues in 2020. We had another customer that accounted for 10% of our total revenues in 2021, and a third customer that accounted for 12% of our revenue in 2020. To the extent that Bio-Manguinhos or any other large customer fails to meet its purchase commitments, changes its ordering patterns or business strategy, or otherwise reduces its purchases or stops purchasing our products, or if we experience difficulty in meeting the demand by these customers for our products, our revenues and results of operations could be adversely affected.

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

As described under “Part I, Item 1. Business─Overview”, “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Substantial Doubt as to Going Concern Status” and “─Liquidity and Capital Resources”, management has determined we could not be certain that our plans and initiatives to increase our total revenues and improve our liquidity position would be effectively implemented within one year after the filing date of this report, when the consolidated financial statements accompanying this report, or the Accompanying Financial Statements, are being issued. Without giving effect to the prospect of raising additional capital pursuant to our at-the-market offerings under the ATM Agreement, increasing product revenue in the near future or executing other mitigating plans, many of which are beyond our control, it is unlikely that we will be able to generate sufficient cash flows to meet our required financial obligations, including our debt service and other obligations due to third parties. The existence of these conditions raises substantial doubt about our ability to continue as a going concern for the twelve-month period following the filing date of this report, when the Accompanying Financial Statements are being issued.

Our diagnostic test products require ongoing funding to continue our current development and operational plans, and we have a history of net losses. We intend to continue to expend substantial resources in the short term in connection with the July Purchase Orders (see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition”), but we may encounter challenges in fulfilling our obligations, and therefore receiving revenue, under those purchase orders. See “─Because of our liquidity and operational limitations, including the availability of staffing and supply chain resources that are necessary but outside of our control, we will not be able to timely fulfill all of the requirements of the July Purchase Order from Bio‑Manguinhos and it is difficult to reliably estimate the extent to which we will be able to timely meet those requirements” below. We will also incur costs associated with research and development activity, corporate administration, business development, debt service, marketing and selling of our products, and litigation. In addition, other unanticipated costs may arise.

As of December 31, 2021, we had outstanding indebtedness of $20.0 million under the Credit Agreement. We may face further liquidity challenges if we are unable to meet obligations set forth in the Credit Agreement, including a financial covenant requiring that we achieve specified minimum total revenue amounts measured as of the end of each quarter. A breach of the minimum total revenue covenant or any other covenant in the Credit Agreement would result in a default under the Credit Agreement, which could enable the Lender to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. We cannot assure you that, in such an event, we would have sufficient assets to pay amounts due under the Credit Agreement. See “─The failure to comply with the terms of the Credit Agreement could result in a default under its terms and, if uncured, could result in action against our pledged assets and dilution of our stockholders” below.

As a result, we may need to raise capital in one or more debt or equity offerings to fund our operations and obligations. There can be no assurance, however, that we will be successful in raising the necessary capital or that any such offering will be available to us on terms acceptable to us, or at all. If we are unable to raise additional capital that may be needed on terms in sufficient amounts or on terms acceptable to us, it could have a material adverse effect on our company. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue our deliveries under our outstanding customer purchase orders or the development or commercialization of one or more of our products or one or more of our other research and development initiatives. The outbreak of the COVID-19 pandemic has significantly disrupted world financial markets, negatively impacted U.S. market conditions and may reduce opportunities for us to seek out additional funding. A decline in the market price of our common stock, whether or not coupled with the suspension of trading of our common stock on the Nasdaq Capital Market, could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate, or at all.

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

Because of our liquidity and operational limitations, including the availability of staffing and supply chain resources that are necessary but outside of our control, we may not be able to timely fulfill all of the requirements of the July Purchase Order from Bio-Manguinhos and it is difficult to reliably estimate the extent to which we will be able to timely meet those requirements.

In July 2021 we received the July Purchase Orders, which we had been pursuing for an extended period of time. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition below. Our delivery of the full number of tests covered by each of the July Purchase Orders may be affected by limitations of our supply chain, staffing and liquidity, including matters that are outside our control. We have established internal plans designed to maximize the number of tests we can deliver timely, or at all, pursuant to the July Purchase Orders, and we expect to continue to revise those plans as we obtain new information. The number of uncertainties related to third parties - including the availability of required personnel, raw materials and other resources - currently preclude us, however, from reliably estimating the extent to which we will be able to fulfill the July Purchase Orders on time and at an acceptable cost, or at all. Our ability to generate revenue from the July Purchase Orders, and the margins we can realize from that revenue, will depend on the availability and cost of human, material and other resources required to build and deliver tests in accordance with the July Purchase Orders.

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

We incurred an operating loss every year from 2014 through 2021. Under our operating plans, we have made, and plan to continue to make, significant investments in our production capacity, including in expanding facilities and automating manufacturing, and in our sales and marketing, regulatory approval, and research and development activities. Our ability to achieve profitability and generate cash flow in the future will depend on our ability to increase sales of our existing products and to successfully introduce new and enhanced products into the marketplace, all while controlling and managing our expenses consistent with our operating plan.

Because we do not currently have an EUA from the FDA for any of the COVID-19 Diagnostic Test Systems, we have been unable to increase our revenues in accordance with our operating plan. As a result, our operating results have not met our expectations. If we experience a continuing delay in obtaining, or are unable to obtain, an EUA for one or more of our COVID-19 Diagnostic Test Systems, our operating results will be further harmed and we may not be able to generate the cash flow needed to fund the investments in our production capacity and other activities. In such an event, we will be required to implement one or both of the following:

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

On September 3, 2019, we and certain of our subsidiaries, as guarantors, entered into the Credit Agreement, under which we received a $20,000,000 senior secured term loan credit facility that was drawn in full on September 4, 2019. The Credit Agreement is secured by a first priority, perfected lien on substantially all of our property and assets, including our equity interests in our subsidiaries. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations─Liquidity and Capital Resources─Sources of Funds─Credit Agreement.”

The Credit Agreement also contains financial covenants requiring that we (a) maintain aggregate unrestricted cash of not less than $3,000,000 at all times, which must be held in one or more accounts subject to the first priority perfected security interests of the Lender under the Credit Agreement, and (b) achieve specified minimum total revenue requirements for the twelve months preceding each quarter end. The minimum total revenue amounts over the next year increase from $42.0 million for the twelve months ending March 31, 2022 to $47.4 million for the twelve months ending December 31, 2022 (see note 13 to the Accompanying Financial Statements). These minimum revenue requirements were developed for purposes of the Credit Agreement and do not reflect the internal estimates and plans used by our management and board of directors to establish operational goals for managing our business. The minimum revenue requirements for the twelve months ending December 31, 2022 do not, for example, take into account the challenges we are facing in ramping up production, including hiring personnel and obtaining commitments from our supply chain as described above in “─Because of our liquidity and operational limitations, including the availability of staffing and supply chain resources that are necessary but outside of our control, we will not be able to timely fulfill all of the requirements of the July Purchase Orders and it is difficult to reliably estimate the extent to which we will be able to timely meet those requirements.”

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

Our ability to make payments on and to refinance our debt, to fund planned capital expenditures, and to maintain sufficient working capital depends on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or from other sources in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. Our operations used $30.9 million in cash in 2021 and $18.9 million in 2020. If our cash flow and capital resources are insufficient to allow us to make scheduled payments on our debt, we may need to seek additional capital or restructure or refinance all or a portion of our debt on or before the maturity thereof, any of which could have a material adverse effect on our business, financial condition or results of operations. We cannot assure you that, if needed, we would be able to refinance any of our debt on commercially reasonable terms or at all, or that the terms of that debt will allow any of the above alternative measures or that these measures would satisfy our scheduled debt service obligations. If we are unable to generate sufficient cash flow to repay or refinance our debt on favorable terms, it could significantly adversely affect our financial condition. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. There can be no assurance that we will be able to obtain any financing when needed.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Our ability to utilize our federal net operating loss and tax credit carryforwards may be limited under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, or the Code. The limitations apply if we experience an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of our equity by certain stockholders over a rolling three-year period). Similar provisions of state tax law may also apply to limit the use of our state net operating loss carryforwards.

We experienced an ownership change in 2004 and 2006, and we estimate a portion of our existing federal net operating loss carryforwards are subject to an annual limitation under Section 382 of the Code. Since our ownership change in 2006, we have not assessed whether an ownership change has subsequently occurred. If we have experienced an ownership change at any time since our ownership change in 2006, we may already be subject to limitations on our ability to utilize our net operating losses and other tax attributes generated before such additional ownership change to offset post-change taxable income. In addition, future changes in our stock ownership, which may be outside of our control, may trigger an ownership change and, consequently, the limitations under Sections 382 and 383 of the Code. As a result, if or when we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other tax attributes to offset such taxable income may be subject to limitations, which could adversely affect our future cash flows.

The LIBOR calculation method may change, and LIBOR is expected to be phased out after 2021, which may adversely affect our interest expenses under the Credit Agreement.

Loans under the Credit Agreement bear interest at a rate per annum equal to the sum of (a) the greater of the one‑month London Interbank Offered Rate, or LIBOR, and 2.5% plus (b) 8.75%. At any time at which an event of default has occurred and is continuing, the interest rate will increase by 4.0%. Accrued interest is payable on a monthly basis. On July 27, 2017, the U.K. Financial Conduct Authority announced that it will no longer require banks to submit rates for the calculation of LIBOR after 2021. On November 30, 2020, ICE Benchmark Administration, or IBA, the administrator of LIBOR, with the support of the United States Federal Reserve and the United Kingdom’s Financial Conduct Authority, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for only the one week and two month USD LIBOR tenors, and on June 30, 2023 for all other USD LIBOR tenors. While this announcement extended the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021. In light of these recent announcements, the future of LIBOR at this time is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phaseout could cause LIBOR to perform differently than in the past or cease to exist.

In response to concerns regarding the future of LIBOR, the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee, or ARRC, to identify alternatives to LIBOR. The ARRC has recommended benchmark replacement procedures to assist issuers in continued capital market entry while safeguarding against LIBOR’s discontinuation. The initial steps in the ARRC’s recommended provision reference variations of the Secured Overnight Financing Rate, or SOFR. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United States or elsewhere.

Pursuant to the Credit Agreement, if LIBOR becomes unavailable in the future an alternative benchmark rate will apply. To the extent our interest rates increase as a result, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected.

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

We have a policy in place prohibiting our employees, distributors and agents from engaging in corrupt business practices, including activities prohibited by the U.S. Foreign Corrupt Practices Act. Nevertheless, because we work through independent sales agents and distributors outside the United States, we do not have control over the day to day activities of such independent agents and distributors. In addition, in the donor funded markets in Africa where we sell our products, there is significant oversight from PEPFAR, the Global Fund, and advisory committees comprised of technical experts concerning the development and establishment of national testing protocols. This is a process that includes an overall assessment of a product that includes extensive evaluations of product performance, as well as price and delivery. In Brazil, where we have had numerous product collaborations with FIOCRUZ, the programs through which our products may be deployed are all funded by the Brazilian Ministry of Health. Although FIOCRUZ is affiliated with the Brazilian Ministry of Health, which is FIOCRUZ’s sole customer, FIOCRUZ is not the exclusive supplier for the Ministry of Health. However, because each of our previous collaborations with FIOCRUZ incorporates a technology transfer aspect, we believe we have a competitive advantage versus other suppliers to the Brazilian Ministry of Health, assuming other aspects of our product offering through FIOCRUZ are otherwise competitive in comparison. We have no knowledge or reason to know of any activities by our employees, distributors or sales agents of any actions which could be in violation of the FCPA, although there can be no assurance of this. In addition, corruption is a problematic factor in doing business in Brazil, and, to the extent bribery and similar practices continue to exist in Brazil, we may be at a competitive disadvantage in gaining business in Brazil, particularly when competing with non U.S. companies.

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

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States and our discussion and analysis of financial condition and results of operations is based on such statements. The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We continuously evaluate significant estimates used in preparing our financial statements, including those related: to (1) revenue recognition, including uncertainties related to variable consideration, milestones and bill and hold arrangements; (2) stock based compensation; (3) allowance for uncollectible accounts receivable; (4) inventory reserves and obsolescence; (5) customer sales returns and allowances; (6) contingencies; (7) income taxes; (8) goodwill and intangibles; (8) business acquisition; and (10) research and development costs.

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

We purchase certain HIV antigens, a syphilis antigen, COVID-19 antibodies and antigens, the nitrocellulose, and certain other critical components used in our STAT PAK, STAT VIEW, SURE CHECK and DPP product lines from a sole or limited number of sources. If for any reason these suppliers become unwilling or unable to supply our antigen, nitrocellulose, or other critical component needs, we believe that alternative supplies could be obtained at a competitive cost. However, a change in any of the antibodies, antigens, nitrocellulose or other critical components used in our products would require additional development work and clinical trials, as well as approval by the FDA and other regulatory agencies. In addition, it may be difficult to find such an alternate supply source in a reasonable time period or on commercially reasonable terms, if at all. As a result, the termination or limitation of our relationship with one or more of these suppliers could require significant time to complete, increase our costs, and disrupt or discontinue our ability to manufacture and sell the affected products. In addition, governmental purchasers or funding programs in a particular country may require that we purchase key components from suppliers in that country, which could significantly limit our ability to obtain the components with the quality, and at the price, we seek.

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

The U.S. and various foreign governments have imposed controls, export license requirements and restrictions on the export of certain products and technologies. We must export our products in compliance with export controls in the United States, including the Commerce Department’s Export Administration Regulations and various economic and trade sanctions established by the Treasury Department’s Office of Foreign Assets Controls. We may not always be successful in obtaining necessary export licenses, and our failure to obtain required import or export approval for our products or limitations on our ability to export or sell our products imposed by these laws may harm our international and domestic sales and adversely affect our revenue. Noncompliance with these laws could have negative consequences, including government investigations, penalties and reputational harm.

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

All of our proposed and existing products are subject to regulation in the United States by the FDA, the U.S. Department of Agriculture, and/or other domestic and international governmental, public health agencies, regulatory bodies or non-governmental organizations. In particular, we are subject to strict governmental controls on the development, manufacture, labeling, distribution and marketing of our products. The process of obtaining required approvals or clearances varies according to the nature of, and uses for, a specific product. These processes can involve lengthy and detailed laboratory testing, human or animal clinical trials, sampling activities, and other costly, time consuming procedures. The submission of an application to a regulatory authority does not guarantee that the authority will grant an approval or clearance for that product. Each authority may impose its own requirements and can delay or refuse to grant approval or clearance, even though a product has been approved in another country.

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

Changes or developments in government regulations, policies or interpretations could increase our costs and could require us to undergo additional trials or procedures, or could make it impractical or impossible for us to market our products for certain uses, in certain markets, or at all. For example, on June 16, 2020, the FDA revoked the EUA it had granted for the DPP COVID-19 IgM/IgG System based in part on performance criteria identified after the EUA was granted on April 14, 2020. We do not currently have an EUA from the FDA for any of the COVID-19 Diagnostic Test Systems, and we do not currently have an application pending for any such EUA. Moreover, FDA regulations, policies and procedures with respect to COVID-19 tests may be significantly impacted by the availability of vaccines for COVID-19 and changes in the FDA’s prioritization guidance. Similarly, the regulatory pathway to 510(k) clearance by the FDA for COVID-19 tests is unclear in light of limited FDA feedback resulting in part from the FDA’s constrained resources.

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

We can manufacture and sell our products only if we comply with regulations and quality standards established by government agencies such as the FDA and the U.S. Department of Agriculture as well as by non-governmental organizations such as the International Organization for Standardization, or ISO, and WHO. We have implemented a quality control system that is intended to comply with applicable regulations. Although FDA approval is not required for the export of our products, there are export regulations promulgated by the FDA that specifically relate to the export of our products that require compliance with the FDA’s quality system requirements, or QSRs, and that also require meeting certain documentary requirements regarding the approval of the product in export markets. We also may be subject to import regulations in connection with international sourcing of components and materials incorporated in the manufacturing of our products.

If we do not comply with FDA or other regulatory requirements, we may be required to suspend production or sale of our products or institute a recall, which could result in higher costs and a loss of revenues.

Regulations of the FDA and other federal, state and foreign regulatory agencies have significant effects on many aspects of our operations and the operations of our suppliers and distributors, including packaging, labeling, manufacturing, adverse event reporting, recalls, distribution, storage, advertising, promotion and record keeping. We are subject to routine inspection by the FDA and other agencies to determine compliance with FDA regulatory requirements, including QSRs, in the United States and other applicable regulations worldwide, including ISO standards. We believe that our facilities and procedures are in material compliance with the FDA requirements and ISO standards, but the regulations may be unclear and are subject to change, and we cannot be sure that the FDA or other regulators will agree with our compliance with these requirements. The FDA and foreign regulatory agencies may require post marketing testing and surveillance to monitor the performance of approved or cleared products or impose conditions on any product clearances or approvals that could restrict the distribution or commercial applications of those products. Regulatory agencies may impose restrictions on our or our distributors’ advertising and promotional activities or preclude these activities altogether if a noncompliance is believed to exist. In addition, the subsequent discovery of previously unknown problems with a product may result in restrictions on the product or additional regulatory actions, including withdrawal of the product from the market.

Our inability to comply with the applicable requirements of the FDA can result in, among other things, 483 notices, warning letters, administrative or judicially imposed sanctions such as injunctions, recall or seizure of products, civil penalties, withdrawal of product registrations, total or partial suspension of production, refusal to grant premarket clearance for devices, a determination that a device is not approvable, marketing clearances or approvals, or criminal prosecution. For example, in February 2020, we received a “not approvable” letter from the FDA with respect to our premarket approval submission on our DPP HIV Syphilis multiplex test for commercial use in the United States, in June 2020 we received notice from the FDA that the EUA for the DPP COVID-19 IgM/IgG System had been revoked, and in January 2021 we received notice from the FDA that it was declining to review the DPP SARS CoV 2 Antigen System based on its updated prioritization guidance, under which review of the system was not a priority. The ability of our suppliers to supply critical components or materials and of our distributors to sell our products could also be adversely affected if their operations are determined to be out of compliance. Such actions by the FDA and other regulatory bodies could adversely affect our revenues, costs and results of operations.

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

Demand for our products may be affected by FDA regulation of laboratory developed tests.

Regulatory responsibility over instruments, test kits, reagents and other devices used to perform diagnostic testing by clinical laboratories is covered by the FDA, including our Micro Reader analyzer. The FDA has previously taken the position that it has regulatory authority over laboratory developed tests, or LDTs, but has exercised enforcement discretion by not regulating most LDTs performed by high complexity CLIA certified laboratories. LDTs are tests designed, developed, and performed in house by a laboratory. These laboratories are subject to CLIA regulation but such laboratories have previously not been subject to regulation by the FDA under the agency’s medical device requirements.

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

Separately, in response to the global COVID-19 pandemic, on January 29, 2021, the FDA announced its intention to resume inspections of manufacturing facilities and products, that would be deemed “mission-critical.” The FDA’s assessment of whether an inspection is mission-critical considers many factors related to the public health benefit of U.S. patients having access to the product subject to inspection. These factors include, but are not limited to, whether the products have received breakthrough therapy designation or regenerative medicine advanced therapy designation, or are products used to diagnose, treat, or prevent a serious disease or medical condition for which there is no other appropriate substitute. Both for-cause and pre-approval inspections can be deemed mission-critical. When determining whether to conduct a mission-critical inspection, FDA takes into account concerns about the safety of its investigators, employees at a site or facility, and where applicable, clinical trial participants and other patients at investigator sites. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

The EU landscape concerning medical devices recently evolved. On May 25, 2017, the E.U. Medical Devices Regulation entered into force, which repeals and replaces the Council Directive 93/42/EEC, or E.U. Medical Devices Directive, and Directive 90/385/EEC, or AIMDD. Unlike directives, which must be implemented into the national laws of the EU member states, regulations are directly applicable (i.e., without the need for adoption of E.U. member state laws implementing them) in all E.U. member states and are intended to eliminate current differences in the regulation of medical devices among E.U. member states. Devices lawfully placed on the market pursuant to the E.U. Medical Devices Directive or the AIMDD prior to May 26, 2021 may generally continue to be made available on the market or put into service until May 26, 2025, provided that the requirements of the transitional provisions are fulfilled. In particular, the certificate in question must still be valid. However, even in this case, manufacturers must comply with a number of new or reinforced requirements set forth in the E.U. Medical Devices Regulation with regard to registration of economic operators and of devices, post-market surveillance, market surveillance and vigilance requirements.

Subject to the transitional provisions, in order to sell our products in E.U. member states, our products must comply with the general safety and performance requirements of the E.U. Medical Devices Regulation, which repeals and replaces EU Medical Devices Directive and the AIMDD. Compliance with these requirements is a prerequisite to be able to affix the CE mark to our products, without which they cannot be sold or marketed in the EU. To demonstrate compliance with the general safety and performance requirements, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. Except for low risk medical devices (Class I), where the manufacturer can self-assess the conformity of its products with the general safety and performance requirements (except for any parts which relate to sterility, metrology or reuse aspects), a conformity assessment procedure requires the intervention of a notified body. The notified body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the E.U. If we fail to comply with applicable laws and regulations, we would be unable to affix the CE mark to our products, which would prevent us from selling them within the E.U.

We must inform the notified body that carried out the conformity assessment of the medical devices that we market or sell in the E.U. and the EEA of any planned substantial changes to our quality system or substantial changes to our medical devices that could affect compliance with the general safety and performance requirements laid down in Annex I to the E.U. Medical Devices Regulation or cause a substantial change to the intended use for which the device has been CE marked. The notified body will then assess the planned changes and verify whether they affect the products’ ongoing conformity with the E.U. Medical Devices Regulation. If the assessment is favorable, the notified body will issue a new certificate of conformity or an addendum to the existing certificate attesting compliance with the general safety and performance requirements and quality system requirements laid down in the Annexes to the E.U. Medical Devices Regulation.

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

Failure to comply with European and U.K. data protection requirements could increase our costs.

The E.U. adopted a comprehensive overhaul of its data protection regime from the prior national legislative approach to a single European Economic Area Privacy Regulation called the General Data Protection Regulation, or GDPR, which came into effect on May 25, 2018. The E.U. data protection regime extends the scope of the E.U. data protection law to all foreign companies processing data of E.U. residents. It imposes a strict data protection compliance regime with severe penalties of up to the greater of 4% of worldwide turnover and €20 million and includes new rights such as the “portability” of personal data. Although the GDPR applies across the E.U. without a need for local implementing legislation, as had been the case under the prior data protection regime, local data protection authorities have the ability to interpret the GDPR, which has the potential to create inconsistencies on a country‑by‑country basis. We have evaluated these new requirements and have implemented a plan to ensure compliance. Complying with the enhanced obligations imposed by the GDPR may result in significant costs to our business and require us to amend certain of our business practices. Further, we have no assurances that violations will not occur, particularly given the complexity of the GDPR, as well as the uncertainties that accompany new, comprehensive legislation. Further, from January 1, 2021, we have to comply with both the GDPR and the GDPR as incorporated into United Kingdom national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, for example around how data can lawfully be transferred between each jurisdiction, which may expose us to further compliance risk. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/ extends that decision.

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

Risks Related to Ownership of Common Stock

Our common stock may have limited liquidity, and investors may not be able to sell as much common stock as they want at prevailing market prices or at all.

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

Decreased trading volume in our stock would make it more difficult for investors to sell their shares in the public market at any given time at prevailing prices. Although there is no affiliation between our management and our larger stockholders, they could exercise significant control over our company if they voted their shares in a similar manner.

The price of our common stock could continue to be volatile, and existing stockholders’ investments in our common stock could lose value.

The price of our common stock has been volatile, subject to rapid and substantial decreases in stock price, and may be volatile in the future. By way of example, during the year ended December 31, 2021, our common stock has traded at a low of $1.09 and a high of $7.97. As a result of this volatility, investors could experience losses on their investment in our common stock.

The stock market is subject to significant price and volume fluctuations, and the price of our common stock could fluctuate widely in response to several factors, including, but not limited to: our cash flows and cash position; the duration and severity of the COVID-19 pandemic; our quarterly or annual operating results; investment recommendations by securities analysts following our business or our industry; additions or departures of key personnel; changes in our business, earnings estimates or market perceptions of our competitors; our failure to achieve operating results consistent with securities analysts’ projections; changes in industry, general market or economic conditions; and announcements of legislative or regulatory change.

Overall, the stock market has experienced price and volume fluctuations that have affected the market price of our common stock, as well as the stock of many other similar companies. Such price fluctuations are generally unrelated to the operating performance of the specific companies whose stock is affected.

Since the stock price of our common stock has fluctuated in the past, has been recently volatile and may be volatile in the future, investors in our common stock could incur substantial losses. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects. We are currently subject to securities class-action litigation as described in “—Legal Matters—Legal Proceedings” above. There can be no guarantee that our stock price will remain at current levels.

Securities of certain companies have recently experienced significant and extreme volatility in stock price due to short sellers of shares of common stock, known as a “short squeeze.” Short squeezes have caused extreme volatility in those companies and in the market and have led to the price per share of those companies to trade at a significantly inflated rate that is disconnected from the underlying value of the company. Sharp rises in a company’s stock price may force traders in a short position to buy the stock to avoid even greater losses. Many investors who have purchased shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment as the price per share has declined steadily as interest in those stocks have abated. There can be no assurance that we will not, in the future be, a target of a short squeeze, and stockholders may lose a significant portion or all of their investments if they purchase our shares at a rate that is significantly disconnected from our underlying value.

Our stock price may in the future not meet the minimum bid price for continued listing on the Nasdaq Capital Market. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from The Nasdaq Capital Market.

Nasdaq Listing Rule 5450(a)(1), which we refer to as the Minimum Bid Price Rule, provides that the closing bid price for our common stock may not be below $1.00 per share for any period of 30 consecutive trading days to maintain our continued listing on The Nasdaq Capital Market. As of March 1, 2022, the closing bid price for our common stock was $0.97. Although we are currently in compliance with the Minimum Bid Price Rule, there can be no assurance that our common stock will continue to satisfy this rule. If we were to fail to comply with the Minimum Bid Price Rule in the future and became subject to delisting, such delisting from Nasdaq would adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

On July 19, 2021, we entered into the ATM Agreement, pursuant to which we may sell from time to time, at our option, up to an aggregate of $60,000,000 of shares of common stock through Craig-Hallum, as sales agent. As of the filing date of this report, we have issued and sold pursuant to the ATM Agreement a total of 9,709,328 shares of common stock at a volume-weighted average price of $4.2011 per share for gross proceeds of $40.8 million and net proceeds, after giving effect to placement fees and other transaction costs, of $38.8 million. For additional information about the at-the-market offerings pursuant to the ATM Agreement, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

As of the close of business on March 1, 2022, our market capitalization was approximately $29.2 million. Existing stockholders may experience significant dilution in connection with our issuance and sale of up to $21.2 million of additional shares of common stock pursuant to the ATM Agreement. In addition, as of December 31, 2021, 3,386,393 shares of common stock were reserved for future issuance under our 2019 Omnibus Incentive Plan, 1,600,372 shares were subject to outstanding options, and 705,325 shares were subject to outstanding restricted and performance stock units. Stockholders will incur dilution upon vesting of restricted and performance stock units, and they may incur dilution upon exercises of stock options.

Management will have broad discretion as to the use of any net proceeds of the offering made pursuant to the ATM Agreement, and we may not use those net proceeds effectively.

Our management will have broad discretion in the application of the net proceeds of this offering made pursuant to the ATM Agreement and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. Our failure to apply these funds effectively could have a material adverse effect on our business and could cause the price of our common stock to decline.

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

General Risk Factors

We may not generate the expected benefits of future strategic transactions or investments, and they could disrupt our ongoing business, distract our management, increase our expenses and negatively affect our business.

As a way for us to grow our business, we may pursue strategic transactions or investments. These activities, and their impact on our business, are subject to many risks, including the following: (1) the benefits expected to be derived from a transaction or investment may not materialize and could be affected by numerous factors, such as regulatory developments, insurance reimbursement, our inexperience with new businesses or markets, general economic conditions and increased competition; (2) we may be unable to successfully integrate with a partner company’s personnel, assets, management, information technology systems, accounting policies and practices, products and/or technology into our business; (3) we may not be able to accurately forecast the performance or ultimate impact of a partner business; and (4) a strategic transaction may result in the incurrence of unexpected expenses, stockholder lawsuits, the dilution of our earnings or our existing stockholders’ percentage ownership, or potential losses from undiscovered liabilities not covered by an indemnification from the seller(s) of the partner business.

If these factors occur, we may be unable to achieve all or a significant part of the benefits expected from a strategic transaction or investment. This may adversely affect our financial condition, results of operations and ability to grow our business or otherwise achieve our financial and strategic objectives.

Our compliance with regulations governing public companies is complex and expensive.

Public companies are subject to various laws and regulations, which have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. For example, we are subject to the Sarbanes‑Oxley Act of 2002, The Dodd‑Frank Wall Street Reform and Consumer Protection Act and the requirements of the Nasdaq Capital Market. The implementation of certain aspects of these laws and regulations has required and will continue to require substantial management time and oversight and may require us to incur significant additional accounting and legal costs. We continually review changes with respect to new and proposed rules and cannot predict or estimate the amount of additional costs, and the timing of such costs, we may incur. There are several interpretations of these laws and regulations, in many cases due to their lack of specificity, and as a result, their application in practice may change as new guidance is provided by regulatory and governing bodies. This may result in continuing uncertainty regarding compliance matters and higher costs. We are committed to maintaining high standards of corporate governance and public disclosure, but if we fail to comply with any of these requirements, legal proceedings may be initiated against us, which may adversely affect our business.

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

Our facilities, including some pieces of manufacturing equipment and our computer systems, may be difficult to replace. Various types of disasters, including fires, earthquakes, floods and acts of terrorism, may affect our facilities and computer systems. In the event our existing facilities or computer systems are affected by man‑made or natural disasters, we may have difficulty operating our business and may be unable to manufacture products for sale or meet customer demands or sales projections. If our manufacturing operations were curtailed or shut down entirely, it would seriously harm our business

ITEM 2.	PROPERTIES

Our U.S. manufacturing, administrative offices, and research facilities are located in leased space in Medford, New York, pursuant to a lease covering approximately 39,650 square feet and expiring on June 30, 2022, with an option to renew each year.

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

Our European headquarters and Center of Excellence for Optical Technology is located in leased office and manufacturing space in Berlin, Germany. Our Southeast Asia manufacturing, warehouse, and commercial facilities are located in leased space in Kuala Lumpur, Malaysia and is currently inactive. Our Latin America manufacturing, warehouse, and commercial facilities are located in Rio de Janeiro, Brazil. We regularly review our real estate portfolio and develop footprint strategies to support our customers’ global plans, while at the same time supporting our technical needs and controlling operating expenses.

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

Holders

As of February 23, 2022, there were 71 record owners of our Common Stock (including nominee holders such as banks and brokerage firms who hold shares for beneficial owners).

Recent Sales of Unregistered Securities

During the year ended December 31, 2021, we issued unregistered securities in connection with the 2020 Amended and Restated Agency & Commission Agreement  from November 2020.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2021.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We develop and commercialize point-of-care diagnostic tests used for the rapid detection and diagnosis of infectious diseases, including sexually transmitted disease, insect vector and tropical disease, COVID-19 and other viral and bacterial infections, enabling expedited treatment.

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

Global Competitiveness Program

We have achieved significant revenue growth in recent years while profitability has not been at levels as expected. We have taken steps including investments in automation to mitigate headwinds including labor availability, volatile capacity planning and implementation of operational efficiency targets to proactively monitor production with the overarching goal for profitable growth. To further accelerate and aggressively execute towards this goal to improve profitability, in the first quarter of 2022 we have initiated a Global Competitiveness Program. Our Global Competitiveness Program has been developed with the support of the Company’s executive leadership team to ensure cross-functional alignment, commitment and accountability throughout the organization. The main pillars of the Global Competitiveness Program include the following:

•
Focus on higher margin business in growth markets: Our pursuit of growth in markets with higher selling prices remains unchanged. We have recently completed an in-depth analysis of our product portfolio and profitability on both a product and regional basis. With this increased transparency at a product-level, we now have visibility to support customer pricing, marketing strategies and evaluate opportunities to increase prices. Furthermore, focus will be on recurring revenue streams of our core business by leveraging more recently established distributor and direct customer channels in the US and other key markets.

•
Lower manufacturing costs: Automation and labor management is essential to scale unit volumes while also seeking additional ways to drive our manufacturing costs down. With improved visibility on our labor and material costs at a product-level, we will primarily target optimization of our lower margin business.

•
Reduce infrastructure costs: This includes an in-depth evaluation of all support functions and external spend to reduce costs. Research & Development will be further aligned with our future innovation centered on core strategy, including DPP and expansion of product pipeline with a more disciplined approach to cost-benefit analysis, target markets, and competitor landscape.

•
Strategic review of non-core businesses and assets: Our prior acquisitions have not achieved the business plans as originally planned. More specifically, emphasis will be on both our German and Brazilian subsidiaries with a reorientation for those businesses to achieve an independent path to profitability and alignment with the long-term strategic roadmap.

While these pillars establish a framework to improve our profitability, successful execution is dependent on many factors including future regulatory approvals, key relationships with long term customers and expansion in large markets including the US. We plan to aggressively implement these actions that underpin fundamentals for long-term profitable growth and sustainable shareholder value.

Substantial Doubt as to Going Concern Status

Factors and considerations with respect to our liquidity raised substantial doubt as to our ability to continue as a going concern through one year after the date that our financial statements are being issued.

Revenues during the twelve months ended December 31, 2021 did not meet our expectations. Our increase in cash and cash equivalents over the year reflected our issuance of common stock in at-the-market offerings for net proceeds of $38.8 million (see “Note 9 - Stockholder’s Equity” to the Consolidated Financial Statements of this Annual Report on Form 10-K is incorporated herein by reference).

We continued to experience market, clinical trial and regulatory complications in seeking to develop and commercialize a portfolio of COVID-19 test systems during the continuing, but evolving, uncertainty of the COVID‑19 pandemic. In the year ending on December 31, 2021, we continued to incur significant expenses in connection with pending legal matters (see “Note 12 – Commitments, Contingencies, and Concentrations: Litigation” to the Consolidated Financial Statements of this Annual Report on Form 10-K is incorporated herein by reference), delayed achievement of milestones associated with government grant income, investments in inventory, and the continuing automation of manufacturing.

During the twelve months ended December 31, 2021, we undertook measures to increase our total revenues and improve our liquidity position. These measures included:

•
On July 19, 2021, we entered into an At the Market Offering Agreement, or the ATM Agreement, with Craig‑Hallum Capital Group LLC, or Craig‑Hallum, pursuant to which we may sell from time to time, at our option, up to an aggregate of $60,000,000 of shares of common stock through Craig‑Hallum, as sales agent. As of the filing date of this report, we have issued and sold pursuant to the ATM Agreement a total of 9,709,328 shares of common stock at a volume-weighted average price of $4.20 per share for gross proceeds of $40.8 million and net proceeds, after giving effect to placement fees and other transaction costs, of $38.8 million.

•
We also received significant purchase orders from two customers, which we refer to as the July Purchase Orders. We had pursued the July Purchase Orders for an extended period of time. The July Purchase Orders consist of the following:

o
On July 20, 2021, we received a $28.3 million purchase order from Bio-Manguinhos for the purchase of DPP SARS-CoV-2 Antigen tests for delivery during 2021 to support the needs of Brazil’s Ministry of Health in addressing the COVID-19 pandemic. Bio-Manguinhos is responsible for the development and production of vaccines, diagnostics, and biopharmaceuticals, primarily to meet demands of Brazil’s national public health system. As of December 31, 2021 $16.8 million was recognized in connection with this order.

o
On July 22, 2021, we received a $4.0 million purchase order from the Partnership for Supply Chain Management, supported by The Global Fund, for the purchase of HIV 1/2 STAT-PAK Assays for shipment to Ethiopia into early 2022. As of December 31, 2021 $1.2 million was recognized in connection with this order.

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

We further considered how these factors and uncertainties could impact our ability over the next year to meet the obligations specified in the Credit Agreement and Guaranty, or the Credit Agreement, that we and certain of our subsidiaries, as guarantors, entered into with Perceptive Credit Holdings II, LP, or the Lender. Those obligations include (a) covenants requiring: i) minimum cash balance of $3 million and ii) minimum total revenue amounts for the twelve months preceding each quarter end. For the next year, the minimum total revenue requirements range from $42.0 million for the twelve months ending March 31, 2022 to $47.4 million for the twelve months ending December 31, 2022 and (b) an obligation requiring the payment of principal installments, commencing with the payment of $300,000 on September 30, 2022. Upon an event of default under the Credit Agreement, the Lender could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. In such an event, there can be no assurance that we would have sufficient liquidity to fund payment of the amounts that would be due under the Credit Agreement or that, if such liquidity were not available, we would be successful in raising additional capital on acceptable terms, or at all, or in completing any other endeavor to continue to be financially viable and continue as a going concern. Our inability to raise additional capital on acceptable terms in the near future, whether for purposes of funding payments required under the Credit Agreement or providing additional liquidity needed for our operations, could have a material adverse effect on our business, prospects, results of operations, liquidity and financial condition.

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

The Accompanying Financial Statements have been prepared assuming we will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date the accompanying consolidated financial statements are issued. As such, the Accompanying Financial Statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should we be unable to continue as a going concern.

Consolidated Results of Operations

The results of operations for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31,
	(in thousands)
	2021		2020

TOTAL REVENUES	$47,818	100%	$32,470	100%

COSTS AND EXPENSES:
Cost of product sales	34,496	72%	23,874	74%
Research and development expenses	12,487	26%	9,509	29%
Selling, general and administrative expenses	24,841	52%	21,038	65%
Impairment, restructuring, severance and related costs	7,048	15%	1,122	3%
Acquisition costs	-	0%	63	0%
	78,872		55,606
LOSS FROM OPERATIONS	(31,054)		(23,136)

OTHER (EXPENSE) / INCOME	(2,912)		(2,842)

LOSS BEFORE INCOME TAX BENEFIT	(33,966)		(25,978)

Income tax benefit	62		457
NET LOSS	$(33,904)	(71%)	$(25,521)	(79%)

Percentages in the table reflect the percent of total revenues.

Total Revenues

Total revenues during 2021 were $47.8 million, an increase of $15.3 million, or 47.3%, compared to 2020. The increase in total revenues reflected a $10 million, or 40.3%, increase in net product sales, which was principally comprised of (a) higher sales in Latin America, US and Africa, offset by lower sales in Europe and Asia; (b) decrease in R&D revenue of $3.7 million due to the completion of agreements in the early part of 2021; and (c) increase in grant income related to the BARDA $12.7 million agreement in the amount of $8.9 million.

Gross Product Margin

Cost of product sales is primarily comprised of material, labor, manufacturing overhead, depreciation and amortization, and freight and distribution costs. Gross product margin is net product sales less cost of product sales, and gross product margin percentage is gross product margin as a percentage of net product sales.

Gross product margin decreased by $0.7 million, or 73% compared to 2020. The following schedule calculates gross product margin:

	For the years ended December 31		Favorable/
	2021	2020	(unfavorable)	% Change
	(in thousands)
Net product sales	$34,737	$24,767	$9,970	40.3%
Less: Cost of product sales	(34,496)	(23,874)	(10,622)	44.5%
Gross product margin	$241	$893	$(652)	(73.0)%
Gross product margin %	0.7%	3.6%

In 2021, we invested in developing and offering products to address the COVID-19 pandemic, which we expected to have average selling prices greater than those of our legacy products. We also continued to invest in automation in order to reduce our reliance on manual labor and improve our product margins. The $0.7 million decrease in gross product margin was comprised of (a) $1.0 million from unfavorable product margins offset by (b) $0.3 million favorable product sales volume as described under “—Total Revenues” above. The $1.0 million decrease from unfavorable product margins principally reflected the increased labor and overhead costs and unfavorable mix of average selling prices.

Research and Development

This category includes costs incurred for clinical and regulatory affairs and other research and development, as follows:

	For the years ended December 31		Favorable/
	2021	2020	(unfavorable)	% Change
	(in thousands)
Clinical and regulatory affairs	$5,109	$1,061	$(4,048)	(381.5)%
Other research and development	7,378	8,448	1,070	12.7%
Total research and development	$12,487	$9,509	$(2,978)	(31.3)%

The increase in clinical and regulatory affairs costs for 2021 as compared to 2020 was primarily associated with increased clinical trial costs related to the BARDA $12.7 million agreement which was completed on December 2, 2021. The decrease in other research and development costs was primarily related to the completion of R&D agreements in the early part of 2021.

Selling, General and Administrative Expense

Selling, general and administrative expenses include administrative expenses, sales and marketing costs (including commissions), and other corporate items. The $3.8 million, or 18.1%, increase in selling, general and administrative expenses for 2021 as compared to 2020 primarily reflected increased legal costs associated with the ongoing litigations, recruiting fees due to the ramp up in production that took place in the later part of 2021 and higher insurance costs.

Impairment, restructuring. severance and related costs

The Company recorded an impairment loss of $1.3 million during the second quarter of 2021, as the result of its write-off of the intangible assets, net, leasehold improvements, net and right-of-use assets for leases, net associated with its Malaysian operations that underwent a retrenchment during the second quarter of 2020.

In addition, the Company recorded an impairment loss of $4.6 million during the fourth quarter of 2021, as the result of a write down of finite-lived intangible assets ($2.0 million) and goodwill ($2.6 million) due to the substantial decrease in share price as of December 31, 2021. The  low price per share value on December 31, 2021 caused the book value of the Company to exceed its market cap.

In light of the uncertainty of the timing and any receipt of those regulatory approvals, the timing of progress on and results of clinical trial programs, and the timing and any receipt of product orders from the commercialization of the COVID-19 Diagnostic Test Systems and other diagnostic test systems both within and outside the United States, during the second quarter of 2021, the Company engaged the services of an independent financial advisory firm (the “Financial Advisor”). The Financial Advisor worked with management to develop a forecast model to assess the amount and timing of the Company’s liquidity needs, assuming various business cases, and together with legal counsel advised the Company regarding alternative approaches to enhancing its liquidity position, participating in discussions with the Lender, and related matters. During the year ended December 31, 2021 and 2020, the Company incurred $1.1 and $0.4 million, respectively, related to these restructuring matters.

In order to address challenging economic conditions and implement its business strategy, in the first quarter of 2021 the Company continued to execute a program to reduce operating expenses and better align its costs with revenues, including by eliminating positions that were no longer aligned with its strategy, and recognized severance charges of $0.1 million.

Acquisition Costs

Acquisition costs include legal, due diligence, audit, and related costs associated with acquisitions. The $0.1 million decrease in acquisition costs for 2021 as compared to 2020 reflected the fact that we completed acquisitions in 2020.

Other (Expense) / Income

Other (expense) / income  was principally comprised of interest expense net of interest income. Interest expense increased by $0.1 million for 2021 as compared to 2020, due to the interest paid on the term loan debt we incurred in September 2019.

Income Tax Benefit

For 2021 we recognized a tax benefit of $0.1 primarily attributable to the loss generated by Chembio Diagnostics Germany. As of December 31, 2021 and 2020, the Company recorded a full valuation allowance against its net deferred tax assets.

Liquidity and Capital Resources

Our cash and cash equivalents totaled $28.8 million at December 31, 2021, an increase of $5.7 million from $23.1 million at December 31, 2020. We are obligated to maintain aggregate unrestricted cash of not less than $3,000,000 at all times under a covenant in the Credit Agreement.

During the year ended December 31, 2021, we funded our business operations, including capital expenditures and working capital requirements, principally from cash and cash equivalents and issuance of common stock in at-the-market offerings. Our operations used $30.9 million of cash during the twelve months ended December 31, 2021. In the first half of 2021, revenues did not meet our expectations, and the shortfall in revenues from the first two quarters was one of the principal reasons we issued common stock in the at-the-market offerings during the year ended December 31, 2021, which provided us with net proceeds of $38.8 million. This increase in cash and cash equivalents was offset in part as the result of (a) market, clinical trial and regulatory complications we faced in seeking to develop and commercialize a portfolio of COVID‑19 test systems during the continuing, but evolving, uncertainty of the COVID‑19 pandemic and (b) significant continuing expenses incurred in connection with pending legal matters (see “Note 12(e) – Commitments, Contingencies, and Concentrations – Litigation” in the Accompanying Financial Statements), delayed achievement of milestones associated with government grant income, investments in inventory, and, the continuing automation of U.S. manufacturing.

In light of the uncertainty of the timing and any receipt of regulatory approvals, the timing of progress on and results of clinical trial programs, and the timing and any receipt of product orders from the commercialization of our COVID‑19 and other diagnostic test systems both within and outside the United States, during the year we engaged the services of an independent financial advisory firm. The financial advisory firm worked with management to develop a forecast model to assess the amount and timing of our liquidity needs, assuming various business cases and, together with legal counsel, advised us regarding alternative approaches to enhancing our liquidity position, participating in discussions with the Lender under our credit facility and related matters. We incurred fees related to these restructuring matters totaling $1.1 million in during the year.

Factors and considerations with respect to our liquidity raised substantial doubt as to our ability to continue as a going concern through one year after the date that the Accompanying Financial Statements are being issued. See “—Substantial Doubt as to Going Concern Status” above.

We have undertaken plans and initiatives, including fulfillment of the July Purchase Orders (see “— Substantial Doubt as to Going Concern Status” above) and fundraising through “at-the-market” offerings (see “—Substantial Doubt as to Going Concern Status” above), designed to provide us with adequate liquidity to meet our obligations for at least the twelve-month period following the filing date of this report, when the Accompanying Financial Statements are being issued. Our execution of those plans and initiatives is dependent, however, on a number of operational performance factors, such as the effectiveness of our automated manufacturing operations, as well as numerous other factors that are beyond our control or that may not be addressable on terms acceptable to us, or at all. We have considered how the uncertainties around the delivery of the full number of tests covered by customer orders may be affected by limitations of our staffing, supply chain and liquidity, uncertainties regarding the achievement of milestones and related recognition of revenue under government grants from BARDA, and other matters outside our control. We further considered how those uncertainties could impact our ability to meet the obligations specified in the Credit Agreement over the next twelve months, which include (a) a covenant requiring minimum total revenues for the twelve months preceding each quarter end, which requirements range from $40.3 million for the twelve months ending December 31, 2021 to $47.4 million for the twelve months ending December 31, 2022 and (b) an obligation requiring the payment of principal installments, commencing with the payment of $300,000 on September 30, 2022. Upon an event of default under the Credit Agreement, the Lender could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. In such an event, there can be no assurance that we would have sufficient liquidity to fund payment of the amounts that would be due under the Credit Agreement or that, if such liquidity were not available, we would be successful in raising additional capital on acceptable terms, or at all, or in completing any other endeavor to continue to be financially viable and continue as a going concern. Our inability to raise additional capital on acceptable terms or to otherwise generate cash in the near future, whether for purposes of funding payments required under the Credit Agreement or providing additional liquidity needed for our operations, could have a material adverse effect on our business, prospects, results of operations, liquidity and financial condition.

We cannot be certain that our plans and initiatives would be effectively implemented within one year after the filing date of this report, when the Accompanying Financial Statements are being issued. Without giving effect to the prospect of raising additional capital pursuant to our at-the-market offerings, increasing product revenue in the near future or executing other mitigating plans, many of which are beyond our control, it is unlikely that we will be able to generate sufficient cash flows to meet our required financial obligations, including our debt service and other obligations due to third parties. The existence of these conditions raises substantial doubt about our ability to continue as a going concern for the twelve-month period following the date of this report.

Please see note 2 to the Accompanying Financial Statements for additional information regarding our going concern assessment in connection with the Accompanying Financial Statements. You are urged to read carefully the information provided in “Because of our liquidity limitations, we have concluded there is a substantial doubt about our ability to continue as a going concern and we may require additional capital to fund our operations, which capital may not be available to us on acceptable terms or at all,” “Because of our liquidity and operational limitations, including the availability of staffing and supply chain resources that are necessary but outside of our control, we may not be able to timely fulfill some of the requirements of the July Purchase Orders without additional capital to fund our operations, which capital may not be available to us on acceptable terms, or at all,” and “The failure to comply with the terms of the Credit Agreement could result in a default under its terms and, if uncured, could result in action against our pledged assets and dilution of our stockholders” under “Item 1A. Risk Factors” of Part I of this report.

We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends. We have not entered into, and do not expect to enter into, investments for trading or speculative purposes. Our accounts receivable, accounts payable and inventory balances fluctuate from period to period, which affects our cash flow from operating activities. The amounts of these fluctuations vary depending on cash collections, client mix, raw material lead times, the mix of vendor terms, the timing of shipment of our products and the invoicing of our research and development activities. As of December 31, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934.

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

As of the filing date of this report, we have issued and sold pursuant to the ATM Agreement a total of 9,709,328 shares of common stock at a volume-weighted average price of $4.20 per share for gross proceeds of $40.8 million and net proceeds, after giving effect to placement fees and other transaction costs, of $38.8 million. Additional shares of common stock may be issued and sold pursuant to the ATM Agreement for gross proceeds of up to $19.2 million, but we cannot provide any assurance that will be able to issue any additional shares under the ATM Agreement at an acceptable price or at all.

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

•
Interest Rate. Principal outstanding under the Credit Agreement bears interest at a rate per annum equal to the sum of (a) the greater of the one month London Interbank Offered Rate and 2.5% plus (b) 8.75%. At any time at which an event of default (as described under “—Default Provisions” below) has occurred and is continuing, the interest rate will increase by 4.0%. Accrued interest is payable on a monthly basis. On December 31, 2021 the interest rate was 11.25%.

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

•
Guarantees. Our subsidiaries Chembio Diagnostic Systems Inc. and Chembio Diagnostics Malaysia Sdn Bhd. have guaranteed, and the Lender from time to time may require our other subsidiaries to guarantee, our obligations under the Credit Agreement.

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

•
Representations and Warranties. Financial and Other Covenants. In the Credit Agreement we made customary representations and warranties as well as customary affirmative and negative covenants, including covenants limiting additional indebtedness, liens, guarantees, mergers and acquisitions, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates, and fundamental changes. The Credit Agreement also contains financial covenants requiring that (a) we maintain aggregate unrestricted cash of not less than $3,000,000 at all times and (b) we achieve specified minimum total revenue requirements for the twelve months preceding each quarter end. The minimum total revenue amounts range from $32.0 million to $50.1 million and, for the next year, range from $42.0 million for the twelve months ending March 31, 2022 to $47.4 million for the twelve months ending December 31, 2022. The minimum total revenue requirements were developed for purposes of the Credit Agreement and do not reflect the internal estimates and plans used by our management and board of directors to understand and evaluate our operating performance, to establish budgets, and to establish operational goals for managing our business. We therefore do not believe that the covenant requirements provide useful information to investors or others in enhancing an understanding of our future prospects.

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

Research and Development Awards. Under a contract we entered into with BARDA on December 2, 2020, a total of up to $12.7 million of awards were available from BARDA to assist us in (a) developing, and pursuing an EUA from the FDA for, the DPP Respiratory Antigen Panel and (b) performing the clinical trials for and submitting the DPP SARS-CoV-2 Antigen test system to the FDA for 510(k) clearance. Of the total awards available under this contract, we recognized government grant income totaling $10.9 million during the year ended December 31, 2021. The completion of milestones to earn the remaining awards are outside our control, and contingent to the EUA approval by the FDA.

Working Capital. The following table sets forth selected working capital information:

December 31, 2021
(in thousands)
Cash and cash equivalents	$28,773
Accounts receivable, net	11,441
Inventories, net	12,920
Prepaid expenses and other current assets	1,710
Total current assets	54,844
Less: Total current liabilities	(15,282)
Working capital	$39,562

Our cash and cash equivalents at December 31, 2021, were held for working capital purposes. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends. We have not entered into, and do not expect to enter into, investments for trading or speculative purposes. Our accounts receivable and inventory balances fluctuate from period to period, which affects our cash flow from operating activities. Fluctuations vary depending on cash collections, client mix, raw material lead times, the mix of vendor terms, and the timing of shipment of our products and the invoicing of our research and development activities.

Uses of Funds

Cash Flow Used in Operating Activities. Our operations used $30.9 million of cash during the year ended December 31, 2021, primarily due to the net loss adjusted for non-cash items of $18.8 million. Those uses of cash were the result of $8.0 million increase in accounts receivable, a $4.5 million increase in inventory, $1.6 million decrease in deferred revenue and $0.9 million decrease in Prepaid and other current assets, offset in part by a $3.1 million increase in accounts payable and other accrued liabilities.

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

Capital Expenditures. Our capital expenditures totaled $1.9 million in the year ended December 31, 2021, all of which related to investments in automated manufacturing equipment, facilities, and other fixed assets. As of December 31, 2021, we had capital purchase obligations of $1.5 million related to additional automated manufacturing equipment, with payments expected to come due during 2022 based on vendor performance milestones.

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

Estimates of variable consideration and the determination of whether to include estimated amounts in the transaction price are based on all information (historical, current, and forecasted) that is reasonably available to us, taking into consideration the type of customer, the type of transaction, market events and trends, and the specific facts and circumstances of each arrangement.

For applicable contracts, we recognize revenue from research and development, milestone and grant revenues when earned.  Grants are invoiced after expenses are incurred. Revenues from projects or grants funded in advance are deferred until earned. For certain collaborative research projects, we recognize revenue by defining milestones at the inception of the agreement and applying judgment and estimates in recognizing revenue for relevant contracts.

From time to time the Company engages in bill-and-hold arrangements, whereby the Company manufactures and sells its product and at the customer’s request stores the product at the Company’s warehouse. Even though the product remains in the Company’s possession, a sale is recognized at the point in time when the customer obtains control of the product. Control is transferred to the customer in bill and hold transactions when: customer acceptance specifications have been met, legal title has transferred, the customer has a present obligation to pay for the product and the risk and rewards of ownership have transferred to the customer.  Additionally, all the following bill and hold criteria would have to be met in order for control to be transferred to the customer:

(a)	The reason for the bill-and-hold arrangement must be substantive (for example, the customer has requested the arrangement).
(b)	The product must be identified separately as belonging to the customer.
(c)	The product currently must be ready for physical transfer to the customer.
(d)	The entity cannot have the ability to use the product or to direct it to another customer.

Goodwill

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

The company operates as a single operating segment and has one reporting unit. During the year ended December 31, 2021, the Company performed a quantitative analysis and determined that the carrying value exceeded its fair value by $2.6 million, on December 31, 2021.

Recently Issued Accounting Pronouncements

Refer to Note 2 – Significant Accounting Policies to the audited consolidated financial statements included herein for a complete description of recent accounting standards that we have not yet been required to implement which may be applicable to our operations. Additionally, the significant accounting standards that have been adopted during the year ended December 31, 2021 are described.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and schedules that constitute Item 8 are attached at the end of this report.  An index to the Consolidated Financial Statements and supplemental schedules are also included on page F-1 of this report.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2021. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021 at the reasonable assurance level.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021. In making their assessment of internal control over financial reporting, our management used the criteria described in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our evaluation included documenting, evaluating and testing of the design and operating effectiveness of our internal control over financial reporting. Based on this evaluation, we concluded that our controls over financial reporting were effective as of December 31, 2021.

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

Inherent Limitations of Internal Control

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal control can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of internal controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies and procedures may deteriorate.

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

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) See “Item 8. Financial Statements and Supplementary Data – Index to Consolidated Financial Statements” above.

(b) Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation, as amended, of Chembio Diagnostics, Inc. (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on July 29, 2010)
3.2	Amended and Restated Bylaws, of Chembio Diagnostics, Inc. (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on September 17, 2018)
4.1
Warrant to Purchase Common Stock dated as of September 3, 2019, issued by Chembio Diagnostics, Inc. to Perceptive Credit Holdings II, LP (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 5, 2019)

4.2	Description of Securities (incorporated herein by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed on March 11, 2021)
10.1(a)*	2008 Stock Incentive Plan, as amended (incorporated herein by reference to Attachment B to the Proxy Statement on Form DEF 14A filed on 2012)
10.1(b)*	Form of Option for 2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q filed on May 8, 2014)
10.2(a)*	2014 Stock Incentive Plan (incorporated herein by reference to Attachment A to the Proxy Statement on Form DEF 14A filed on April 29, 2014)
10.2(b)*	Form of Option for 2014 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.7 to the Quarterly Report on Form 10-Q filed on August 7, 2014)
10.3*	2019 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K filed on March 13, 2020)
10.4*
Restated Annual Incentive Bonus Plan of Chembio Diagnostics, Inc., adopted as of March 15, 2019 (incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K filed on March 18, 2019)

10.5*
Outside Director Compensation Policy of Chembio Diagnostics, adopted as of December 15, 2020 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 17, 2020)

10.6(a)*
Employment Agreement, dated as of March 4, 2020 and effective as of March 16, 2020 between Chembio Diagnostics, Inc. and Richard L. Eberly (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 20, 2020)

10.6(b)*
Amendment No. 1 dated February 9, 2022 between Chembio Diagnostics, Inc. and Richard L. Eberly, amending the Employment Agreement dated March 4, 2020 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 14, 2022)

10.7(a)*
Employment Agreement dated March 5, 2016 between Chembio Diagnostics, Inc. and Javan Esfandiari (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 14, 2016)

10.7(b)*
Amendment No. 1 dated March 20, 2019 between Chembio Diagnostics, Inc. and Javan Esfandiari, amending the Employment Agreement dated March 5, 2016 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 25, 2019)

10.7(c)*
Amendment No. 2 dated November 30, 2021 between Chembio Diagnostics, Inc. and Javan Esfandiari, amending the Employment Agreement dated March 5, 2016 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 6, 2021)

10.8(a)*
Employment Agreement dated December 18, 2017 between Chembio Diagnostics, Inc. and Neil A. Goldman (incorporated herein by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed on March 8, 2018).

10.8(b)*
Amendment No. 1 dated January 21, 2019 between Chembio Diagnostics, Inc. and Neil A. Goldman, amending Employment Agreement dated December 18, 2017 (incorporated herein by reference to Exhibit 10.01 to the Current Report on Form 8-K filed on January 25, 2019)

10.9*
Employment Agreement, dated as of December 30, 2021 and effective as of January 5, 2022, between Chembio Diagnostics, Inc. and Lawrence J. Steenvoorden (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 6, 2022)

10.10*
Offer Letter dated October 19, 2016 between Worldwide Workplace Ireland and Robert Passas, with respect to employment by Chembio Diagnostics Systems, Inc. (incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on October 22, 2018)

10.11
Separation and Release Agreement, dated January 7, 2020, between Chembio Diagnostics, Inc. and John J. Sperzel III (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 9, 2020)

10.12(a)
Lease Agreement, dated February 15, 2017, between Horseblock Associates and Chembio Diagnostics, Inc. with respect to 3661 Horseblock Road, Medford, New York, as amended (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 22, 2018)

10.12(b)
Agreement of Sublease dated February 5, 2019 between Chembio Diagnostic Systems Inc., as sublessor, and Reliance Communications of New Jersey, LLC, as sublessee, with respect to 3661 Horseblock Road, Medford, New York, as amended (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 11, 2019)

10.13
Lease Agreement, dated February 4, 2013, between Sherwood Corporate Center LLC and Chembio Diagnostics, Inc. with respect to 91-1A Colin Drive, Holbrook, New York, as amended on September 19, 2017 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 22, 2018)

10.14
Lease Agreement dated February 5, 2019 between Myra Properties, LLC, as lessor, and Chembio Diagnostic Systems Inc., as lessee, with respect to 555 Wireless Boulevard, Hauppauge, New York (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 11, 2019)

10.15†
Credit Agreement and Guaranty dated as of September 3, 2019, among Chembio Diagnostics, Inc., as the Borrower, the Guarantors from time to time party thereto, and Perceptive Credit Holdings II, LP and its successors and assigns party thereto, as Administrative Agent and as a Lender (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 5, 2019)

10.16
At the Market Offering Agreement, dated July 19, 2021, between Chembio Diagnostics, Inc. and Craig-Hallum Capital Group LLC (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 19, 2021)

14.1	Ethics Policy (incorporated herein by reference to Exhibit 14.1 to the Annual Report on Form 10-KSB filed on March 30, 2006)
21.1	List of Subsidiaries of Chembio Diagnostics, Inc.

23.1	Consent of EY, Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Indicates management contract or compensatory plan.
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

CHEMBIO DIAGNOSTICS, INC.

March 3, 2022	By	/s/ Richard L. Eberly
Richard L. Eberly
Chief Executive Officer and President

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Richard L. Eberly	Chief Executive Officer and President	March 3, 2022
Richard L. Eberly	(Principal Executive Officer)

/s/ Lawrence J. Steenvoorden	Chief Financial Officer	March 3, 2022
Lawrence J. Steenvoorden	(Principal Financial & Accounting Officer)

Chair of the Board
Katherine L. Davis

/s/ David W. K. Acheson	Director	March 3, 2022
David W. K. Acheson

/s/ David W. Bespalko	Director	March 3, 2022
David W. Bespalko

/s/ John G. Potthoff	Director	March 3, 2022
John G. Potthoff

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
Index to Consolidated Financial Statements

—INDEX—

Pages
Reports of Independent Registered Public Accounting Firm (PCAOB ID 42)	F-1

Consolidated Financial Statements:

Balance Sheets as of December 31, 2021 and 2020	F-2

Statements of Operations for the years ended December 31, 2021 and 2020	F-3

Statements of Comprehensive Loss for the years ended December 31, 2021 and 2020	F-4

Statements of Changes in Stockholders’ Equity for the years ended December 31, 2021 and 2020	F-5

Statements of Cash Flows for the years ended December 31, 2021 and 2020	F-6

Notes to Consolidated Financial Statements	F-7 - F-33

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Chembio Diagnostics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Chembio Diagnostics, Inc. (and subsidiaries) (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the years ended December 31, 2021 and 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As explained below, auditing the Company’s evaluation of its ability to continue as a going concern was a critical audit matter.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Transfer of Control
Description of the Matter
For the year ended December 31, 2021, the Company recognized $34.7 million of net product revenue. As discussed in Note 2 to the consolidated financial statements, product revenue is recognized when the customer obtains control of the Company’s product in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services.

Auditing the determination of transfer of control to recognize revenue was especially complex due to the variability in the terms and conditions within certain customer contracts. Customer contracts must be carefully evaluated for terms that may affect the timing or measurement of revenue recognition, including any bill-and-hold arrangements.

How We Addressed the Matter in Our Audit
To test the transfer of control, our audit procedures included, among others, testing that the Company recorded revenue in accordance with the terms and conditions of the contract by testing a sample of customer contracts. As part of this testing, we inspected the executed customer contract to identify the performance obligation and when the transfer of control occurred. We evaluated the Company’s assessment as to when the performance obligation was fulfilled, and that revenue was properly recognized within the correct period. Our procedures also included inspecting third-party evidence of transfer of control to the customer, and where appropriate, we also confirmed with customers contract terms and conditions. We also performed cut-off testing around period end in order to test that revenue was properly recognized in the correct period.

Going Concern
Description of the Matter
As discussed in Note 2, the determination as to whether the Company can continue as a going concern includes consideration of management’s operating plan and anticipated timing of future cash flows.  The Company’s Credit Agreement contains covenants that, among other items, require the Company to maintain a minimum cash balance and meet certain minimum revenue requirements.  This matter is also described in the "Going Concern Uncertainty" section of our report.  Management is required to make subjective judgments and assumptions in concluding on going concern uncertainty.

Auditing the Company’s going concern assessment is complex because it involves a high degree of auditor judgment to assess the reasonableness of the cash flow forecasts used in the Company’s going concern analysis. In particular, the cash flows are sensitive to changes related to significant assumptions, such as the estimation of the future cash to be used in operations, projected net revenue, projected earnings before interest, taxes, depreciation and amortization, and compliance with debt covenants. The Company’s ability to achieve forecasted results is judgmental given the unpredictability of its customers spending habits as a result of the COVID-19 pandemic.

How We Addressed the Matter in Our Audit
To test the future cash flow forecasts, we performed audit procedures that included, among others, evaluating and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. This testing included inquiries with management, comparison of prior period forecasts to actual results, consideration of contrary evidence impacting management’s forecasts, and the Company’s financing arrangements in place as of the report date.

Goodwill and Long-Lived Assets Impairment
Description of the Matter
As discussed in Notes 2 and 14 to the consolidated financial statements, the Company identified indicators of impairment, which resulted in the Company assessing the value of goodwill and its long-lived asset group for recoverability. The Company's analysis resulted in goodwill and long-lived asset impairment charges of $2.6 million and $2.0 million, respectively.

Auditing the Company's measurement of impairment involved a high degree of subjectivity as estimates underlying the determination of fair values were based on assumptions about future economic conditions. Significant assumptions used in the Company's fair value estimates included projected net revenue and projected earnings before interest, taxes, depreciation and amortization.

How We Addressed the Matter in Our Audit
To test the future economic conditions, as part of our audit, we assessed the methodologies and significant assumptions used in the impairment tests, among other procedures. We tested the significant assumptions discussed above, as well as the completeness and accuracy of the underlying data used in the valuations. In order to reflect the uncertainty inherent in the projections, we performed our own sensitivity analyses by increasing or decreasing the significant assumptions and evaluated the potential impact on the fair value. In addition, we tested the reconciliation of the fair value of the reporting unit developed by management to the market capitalization of the Company as of the valuation date and evaluated the implied control premium for reasonableness.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2020.
Jericho, New York
March 3, 2022

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF

	December 31,
	2021	2020
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$28,772,892	$23,066,301
Accounts receivable, net of allowance for doubtful accounts of $243,042 and $296,793 at December 31, 2021 and 2020, respectively	11,441,107	3,377,387
Inventories, net	12,920,451	12,516,402
Prepaid expenses and other current assets	1,710,194	778,683
TOTAL CURRENT ASSETS	54,844,644	39,738,773

FIXED ASSETS:
Property, plant and equipment, net	8,556,773	8,688,403
Finance lease right-of-use assets, net	191,870	233,134

OTHER ASSETS:
Operating right-of-use assets, net	5,891,906	6,112,632
Intangible assets, net	-	3,645,986
Goodwill	3,022,787	5,963,744
Deposits and other assets	744,215	509,342

TOTAL ASSETS	$73,252,195	$64,892,014

- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$13,127,993	$10,042,790
Deferred revenue	-	1,606,997
Current portion of long term debt	1,200,000	-
Operating lease liabilities	886,294	642,460
Finance lease liabilities	68,176	58,877
TOTAL CURRENT LIABILITIES	15,282,463	12,351,124

OTHER LIABILITIES:
Long-term operating lease liabilities	5,976,151	6,327,143
Long-term finance lease liabilities	139,678	185,239
Long-term debt, less current portion, net	17,589,003	18,182,158
Deferred tax liability	-	69,941

TOTAL LIABILITIES	38,987,295	37,115,605

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Preferred stock – 10,000,000 shares authorized, none outstanding	-	-
Common stock - $0.01 par value; 100,000,000 shares authorized, 30,104,986 and 20,223,498 shares issued and outstanding at December 31, 2021 and 2020, respectively	301,050	202,235
Additional paid-in capital	165,772,636	124,961,514
Accumulated deficit	(131,009,860)	(97,106,331)
Treasury stock – 48,057 and 41,141 shares at cost, at December 31, 2021 and 2020, respectively	(206,554)	(190,093)
Accumulated other comprehensive loss	(592,372)	(90,916)
TOTAL STOCKHOLDERS’ EQUITY	34,264,900	27,776,409

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$73,252,195	$64,892,014

See accompanying notes to consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
	2021	2020
REVENUES:
Product revenue	$34,737,444	$24,767,149
R&D revenue	1,159,381	4,851,562
Government grant income	10,891,726	2,018,924
License and royalty revenue	1,029,901	832,562
TOTAL REVENUES	47,818,452	32,470,197

COSTS AND EXPENSES:
Cost of product sales	34,495,802	23,874,487
Research and development expenses	12,487,424	9,508,494
Selling, general and administrative expenses	24,840,611	21,037,701
Impairment, restructuring, severance and related costs	7,047,779	1,122,310
Acquisition costs	-	63,497
	78,871,616	55,606,489
LOSS FROM OPERATIONS	(31,053,164)	(23,136,292)

OTHER (EXPENSE) INCOME:
Interest expense, net	(2,912,415)	(2,841,830)

LOSS BEFORE INCOME TAX BENEFIT	(33,965,579)	(25,978,122)

Income tax benefit	62,050	456,794

NET LOSS	$(33,903,529)	$(25,521,328)

Basic and diluted loss per share	$(1.40)	$(1.34)

Weighted average number of shares outstanding, basic and diluted	24,299,465	19,085,691

See accompanying notes to consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	December 31,
	2021	2020

Net loss	$(33,903,529)	$(25,521,328)
Other comprehensive loss:
Foreign currency translation adjustments	(501,456)	(100,760)
COMPREHENSIVE LOSS	$(34,404,985)	$(25,622,088)

See accompanying notes to consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2021, AND 2020

	Common Stock		Additional Paid-in-Capital	Treasury Stock		Accumulated Deficit	AOCL	Total
	Shares	Amount	Amount	Shares	Amount	Amount	Amount	Amount
Balance at December 31, 2019	17,733,617	$177,335	$95,433,077	-	$-	$(71,585,003)	$9,844	$24,035,253

Common Stock:
Issuance of stock, net	2,619,593	26,196	28,410,544	-	-	-	-	28,436,740
Restricted stock issued	81,773	819	128,356	-	-	-	-	129,175
Restricted stock compensation, net	(470,174)	(4,702)	617,919	-	-	-	-	613,217
Shares tendered for withholding taxes	-	-	(296,667)	-	-	-	-	(296,667)

Options:
Exercised	5,528	55	(55)	-	-	-	-	-
Stock option compensation	-	-	480,779	-	-	-	-	480,779

Treasury Stock	-	-	190,093	(41,141)	(190,093)	-	-	-

Warrant exercised	253,161	2,532	(2,532)	-	-	-	-	-

Comprehensive loss	-	-	-	-	-	-	(100,760)	(100,760)

Net loss	-	-	-	-	-	(25,521,328)	-	(25,521,328)

Balance at December 31, 2020	20,223,498	$202,235	$124,961,514	(41,141)	$(190,093)	$(97,106,331)	$(90,916)	$27,776,409

Common Stock:
Issuance of stock, net	9,709,328	97,093	38,714,865	-	-	-	-	38,811,958
Restricted stock issued	135,908	1,359	105,582	-	-	-	-	106,941
Restricted stock compensation, net	-	-	1,160,953	-	-	-	-	1,160,953
Shares tendered for withholding taxes	-	-	(145,225)	-	-	-	-	(145,225)

Options:
Exercised	36,252	363	85,192	-	-	-	-	85,555
Stock option compensation	-	-	873,294	-	-	-	-	873,294

Treasury stock	-	-	16,461	(6,916)	(16,461)	-	-	-

Comprehensive loss	-	-	-	-	-	-	(501,456)	(501,456)

Net loss	-	-	-	-	-	(33,903,529)	-	(33,903,529)

Balance at December 31, 2021	30,104,986	$301,050	$165,772,636	(48,057)	$(206,554)	$(131,009,860)	$(592,372)	$34,264,900

See accompanying notes to consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED

	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers and grants	$38,093,984	$34,736,133
Cash paid to suppliers and employees	(65,273,967)	(50,238,409)
Cash paid for operating leases	(1,404,532)	(1,139,944)
Cash paid for finance leases	(20,077)	(19,987)
Interest and taxes, net	(2,281,124)	(2,225,031)
Net cash used in operating activities	(30,885,716)	(18,887,238)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of and deposits on fixed assets	(1,824,285)	(3,961,369)
Patent application costs	(33,398)	(205,493)
Net cash used in investing activities	(1,857,683)	(4,166,862)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net	38,811,958	28,436,740
Proceeds from option exercises	85,555	-
Principal payments for finance leases	(61,867)	(51,166)
Payments on note payable	-	(180,249)
Stimulus package loan	-	2,978,315
Payment of stimulus package loan	-	(2,978,315)
Payments of tax withholdings on stock award	(145,225)	(441,723)
Net cash provided by financing activities	38,690,421	27,763,602

Effect of exchange rate changes on cash	(240,431)	85,447
INCREASE IN CASH AND CASH EQUIVALENTS	5,706,591	4,794,949
Cash and cash equivalents - beginning of the period	23,066,301	18,271,352

Cash and cash equivalents - end of the period	$28,772,892	$23,066,301

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:

Net Loss	$(33,903,529)	$(25,521,328)
Adjustments:
Depreciation and amortization	2,930,976	2,697,126
Share based compensation	2,431,982	1,223,171
Benefit from deferred tax liability	(69,941)	(396,385)
Provision for (recovery of) doubtful accounts	(53,751)	270,193
Non-cash inventory changes	4,054,701	3,543,515
Impairment charges	5,880,741	-
Changes in assets and liabilities:
Accounts receivable	(8,009,969)	283,939
Inventories	(4,458,750)	(6,461,887)
Prepaid expenses and other current assets	(931,510)	(85,670)
Deposits and other assets	(234,874)	34,195
Accounts payable and accrued liabilities	3,085,205	4,043,896
Deferred revenue	(1,606,997)	1,481,997
Net cash used in operating activities	$(30,885,716)	$(18,887,238)

Supplemental disclosures for non-cash investing and financing activities:
Deposits on manufacturing equipment transferred to fixed assets	$-	$472,651
Contingent liability earnout	$-	$1,011,261

See accompanying notes to consolidated financial statements

NOTE 1 — DESCRIPTION OF BUSINESS:

We develop and commercialize point-of-care diagnostic tests used for the rapid detection and diagnosis of infectious diseases, including sexually transmitted disease, insect vector and tropical disease, COVID-19 and other viral and bacterial infections, enabling expedited treatment.

Our product portfolio is based upon our proprietary DPP technology, a diagnostic platform that provides high-quality, cost-effective results in 15 to 20 minutes using fingertip blood, nasal swabs and other sample types. The DPP technology platform addresses the rapid diagnostic test market, which includes infectious diseases such as STI's and HIV, Gastroenterology and Women's Health. Compared with traditional lateral flow technology, the DPP technology platform can provide:

•
Enhanced sensitivity and specificity: This is achieved via our patented approach to separating the sample path from the buffer path, together with other patented and proprietary strategies, that differ significantly from traditional lateral flow test.

•
Advanced multiplexing capabilities: Through advanced multiplexing, the DPP platform can detect and differentiate up to eight distinct test results from a single patient sample, which can deliver greater clinical value than other rapid tests currently on the market.

•
Objective results: For some diagnostic applications, our easy-to-use, highly portable, battery-operated DPP Micro Reader optical analyzers can report accurate results in approximately 15 seconds, making it well-suited for decentralized testing where real-time results enable patients to be clinically assessed while they are still onsite. Objective results produced by the DPP Micro Reader can reduce the possibility of the types of human error that can be experienced in the visual interpretations required by many rapid tests.

We target the market for rapid diagnostic test solutions for infectious diseases, which is driven by the high prevalence of infectious diseases globally, an increase in the geriatric population, growing demand for rapid test results, and advancements in multiplexing. We have a broad portfolio of infectious disease products, which prior to 2020 were focused principally on sexually transmitted disease and fever and tropical disease. In February 2020 we began the process of shifting substantially all of our resources to seek to leverage the DPP technology platform to address the acute and escalating need for diagnostic testing for COVID-19. We are continuing to pursue:

•	an emergency use authorization, or EUA, from the U.S. Food and Drug Administration, or FDA, as well as 510(k) clearance from the FDA, for the DPP SARS-CoV-2 Antigen test system;
•	an EUA from the FDA for the DPP Respiratory Antigen Panel; and
•	a Clinical Laboratory Improvement Amendment, or CLIA, waiver from the FDA for the DPP HIV-Syphilis test system.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES:

(a) Basis of Presentation:

The accompanying consolidated financial statements include the accounts of Chembio and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Going Concern Considerations

Revenues during the twelve months ended December 31, 2021 did not meet the Company’s expectations. The Company’s increase in cash and cash equivalents over the year reflected its issuance of common stock in at-the-market offerings for net proceeds of $38.8 million (see Note 9 - Stockholder's Equity). The Company continued to experience market, clinical trial and regulatory complications in seeking to develop and commercialize a portfolio of COVID-19 test systems during the continuing, but evolving, uncertainty of the COVID‑19 pandemic. For the year ending December 31, 2021, the Company continued to incur significant expenses in connection with pending legal matters (see Note 12 – Commitments, Contingencies, and Concentrations: Litigation), delayed achievement of milestones associated with government grant income, investments in inventory, and the continuing automation of manufacturing.

The Company performed an assessment to determine whether there were conditions or events that, considered in the aggregate, raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying consolidated financial statements are being issued. Initially, this assessment did not consider the potential mitigating effect of management’s plans that had not been fully implemented. Because, as described below, substantial doubt was determined to exist as the result of this initial assessment, management then assessed the mitigating effect of its plans to determine if it is probable that the plans (1) would be effectively implemented within one year after the date the accompanying consolidated financial statements are issued and (2) when implemented, would mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

During the twelve months ended December 31, 2021, the Company undertook measures to increase its total revenues and improve its liquidity position. In particular, the Company received significant purchase orders from two customers (the “July Purchase Orders”). The Company had pursued the July Purchase Orders for an extended period of time. The July Purchase Orders consist of the following:

•
On July 20, 2021, the Company received a $28.3 million purchase order from Bio-Manguinhos for the purchase of DPP SARS-CoV-2 Antigen tests for delivery during 2021 to support the urgent needs of Brazil’s Ministry of Health in addressing the COVID-19 pandemic. Bio-Manguinhos is responsible for the development and production of vaccines, diagnostics and biopharmaceuticals, primarily to meet the demand of Brazil’s national public health system. As of December 31, 2021 $16.8 million was recognized in connection with this order.

•
On July 22, 2021, the Company received a $4 million purchase order from the Partnership for Supply Chain Management, supported by The Global Fund, for the purchase of HIV 1/2 STAT-PAK Assays for shipment to Ethiopia into early 2022. As of December 31, 2021 $1.2 million was recognized in connection with this order.

These measures and other plans and initiatives have been designed to provide the Company with adequate liquidity to meet its obligations for at least the twelve-month period following the date the accompanying audited consolidated financial statements are being issued. The Company’s execution of those measures and its other plans and initiative continue to depend, however, on factors and uncertainties that are beyond the Company’s control, or that may not be addressable on terms acceptable to the Company or at all. The Company considered in particular how:

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

The Company further considered how these factors and uncertainties could impact its ability over the next year to meet the obligations specified in the Credit Agreement with the Lender (each as defined in Note 13 – Long-Term Debt). Those obligations include covenants requiring: i) minimum cash balance of $3.0 million and ii) minimum total revenue amounts for the twelve months preceding each quarter end. For the next year, the minimum total revenue requirements range from $42.0 million for the twelve months ending March 31, 2022 to $47.4 million for the twelve months ending December 31, 2022. Upon an event of default under the Credit Agreement, the Lender could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. In such an event, there can be no assurance that the Company would have sufficient liquidity to fund payment of the amounts that would be due under the Credit Agreement or that, if such liquidity were not available, the Company would be successful in raising additional capital on acceptable terms, or at all, or in completing any other endeavor to continue to be financially viable and continue as a going concern. The Company’s inability to raise additional capital on acceptable terms in the near future, whether for purposes of funding payments required under the Credit Agreement or providing additional liquidity needed for its operations, could have a material adverse effect on its business, prospects, results of operations, liquidity and financial condition.

Accordingly, management determined the Company could not be certain that the Company’s plans and initiatives would be effectively implemented within one year after the date on which the accompanying consolidated financial statements are being issued. Without giving effect to the prospect of raising additional capital pursuant to the ATM Agreement (as defined in Note 9 – Stockholders’ Equity: Common Stock), increasing product revenue in the near future or executing other mitigating plans, many of which are beyond the Company’s control, it is unlikely that the Company will be able to generate sufficient cash flows to meet its required financial obligations, including its debt service and other obligations due to third parties. The existence of these conditions raises substantial doubt about the Company’s ability to continue as a going concern for the twelve-month period following the date on which the accompanying audited consolidated financial statements are being issued.

The accompanying audited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date the accompanying consolidated financial statements are issued. As such, the accompanying audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and their carrying amounts, or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

(c) Fair Value of Financial Instruments:

The carrying value for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the immediate or short-term maturity of these financial instruments. Included in cash and cash equivalents is $25.0 million and $16.0 million as of December 31, 2021 and 2020, respectively, of money market funds that are Level 1 fair value measurements under the hierarchy. The fair value of the Company’s total debt of $20 million (carrying value of $18.8 million) and $20 million (carrying value of $18.2 million) as of December 31, 2021 and 2020, respectively, is a Level 2 fair value measurement under the hierarchy, and the carrying value approximates fair value.

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

(d) Cash and Cash Equivalents:

Cash and cash equivalents are defined as short-term, highly liquid investments with original maturities of three months or less at date of purchase.

As of December 31, 2020, the Company was contractually obligated to maintain a restricted cash balance of $1 million on deposit with a bank as security for the bank’s issuance of a guarantee on behalf of the Company for its performance under purchase orders from which the Company received advance payments by a customer. The Company has fully performed under the purchase order as of December 31, 2021.

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

(h) Valuation of Long-Lived Assets and Intangible Assets:

Long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable.  In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. A $3.3 and $0 million impairment of long-lived intangible assets was recorded for the years ended December 31, 2021 and 2020 (see Note 14 - Asset Impairment, Restructuring, Severance and related costs).

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

From time to time the Company engages in bill-and-hold arrangements, whereby the Company manufactures and sells its product and at the customer’s request stores the product at the Company’s warehouse. Even though the product remains in the Company’s possession, a sale is recognized at the point in time when the customer obtains control of the product. Control is transferred to the customer in bill and hold transactions when: customer acceptance specifications have been met, legal title has transferred, the customer has a present obligation to pay for the product and the risk and rewards of ownership have transferred to the customer.  Additionally, all the following bill and hold criteria would have to be met in order for control to be transferred to the customer:

(a)	The reason for the bill-and-hold arrangement must be substantive (for example, the customer has requested the arrangement).
(b)	The product must be identified separately as belonging to the customer.
(c)	The product currently must be ready for physical transfer to the customer.
(d)	The entity cannot have the ability to use the product or to direct it to another customer.

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

Product revenue reserves, which are classified as a reduction in product revenue, are generally related to discounts and returns. Estimates of variable consideration and the determination of whether to include estimated amounts in the transaction price are based on all information (historical, current, and forecasted) that is reasonably available to the Company, taking into consideration the type of customer, the type of transaction, market events and trends, and the specific facts and circumstances of each arrangement. The transaction price, which includes variable consideration reflecting the impact of discounts, allowances and returns may be subject to constraint and is included in the net sales price only to the extent that it is probable that a significant reversal of the amount of the revenue recognized will not occur in a future period. Actual amounts may ultimately differ from the Company’s estimates. If actual results vary, the Company adjusts these estimates, which could have an effect on revenue and earnings in the period of adjustment.

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

Government Grant Income

Chembio receives government grants in support of R&D activities that are not associated with a customer-vendor relationship and therefore falls outside the scope of ASC 606. Because there is no authoritative guidance under U.S. GAAP on accounting for government grants received, Chembio applies Topic 958 - Not-for-profit entities guidance by analogy. In June 2018, the Financial Accounting Standards Board (the “FASB”) issued ASU 2018-08, Not-for-Profit Entities (Topic 958): Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made. This ASU clarifies the guidance presented in ASC Topic 958, “Not-for-Profit Entities,” for evaluating whether a transaction is reciprocal (i.e., an exchange transaction) or non reciprocal (i.e., a contribution) and for distinguishing between conditional and unconditional contributions. The ASU also clarified the guidance used by entities other than not-for-profits to identify and account for contributions made. Government grants are invoiced and revenue is recognized as milestones are achieved, conditions are removed and approval from grantor is obtained.

In July 2020, the Company was awarded a grant of $0.6 million from BARDA to develop a SARS-CoV-2 Ag System. The Company earned $0.2 and $0.4 million for the years ended December 31, 2021 and 2020, respectively, and was recorded as government grant income.

In December 2020, the Company was awarded a grant of $12.7 million from BARDA to support the development and pursuit of FDA EUA for a rapid, multiplex DPP Respiratory Antigen Panel point-of-care test system. The Company earned $10.9 and $1.6 million for the years ended December 31, 2021 and 2020, respectively, and was recorded as government grant income. Culmulative through December 31, 2021, the Company recognized $12.5 million under this agreement, and the remainder $0.2 million is subject to obtaining the EUA for the DPP SARs-COV-2 Antigen test.

Contract Liabilities

Deferred revenue relates to payments received in advance of performance under the contract. Deferred revenue is recognized as revenue as (or when) the Company performs under the contract. At December 31, 2020, the Company reported $1.6 million in deferred revenue of which $1.6 million was earned and recognized as product sales during the year ended December 31, 2021. At December 31, 2021, the Company reported $0 in deferred revenue.

(j) Loss Per Share:

Basic loss per share is computed by dividing net loss by the weighted average number of common stock shares outstanding during the period. Diluted net loss per share is computed using the treasury stock method if the additional shares are dilutive. For all periods presented, basic and diluted net loss per share are the same as any additional shares would be anti-dilutive.

There were 705,325 and 603,531 restricted shares awards outstanding as of December 31, 2021 and 2020, respectively, that were not included in the calculation of diluted income per share for the year ended December 31, 2021 and 2020, because their effect would have been anti-dilutive. There were 1,600,372 and 974,778 options outstanding as of December 31, 2021 and 2020 respectively, that were not included in the calculation of diluted income per share for the twelve months ended December 31, 2021 and 2020, respectively, because their effect would have been anti-dilutive.

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

(l) Stock-Based Compensation:

The Company grants share options to employees and non-employee members of the Company’s board of directors as compensation for services performed. Employee and non-employee members of the board of directors’ awards of share-based compensation are accounted for in accordance with ASC 718, Compensation - Stock Compensation, or ASC 718. ASC 718 requires all share-based payments to employees and non-employee directors, including grants of share options, to be recognized in the consolidated statement of operations and comprehensive loss based on their grant date fair values.

The grant date fair value of share options is estimated using the Black-Scholes option valuation model. The fair value of restricted stock and performance/restricted stock unit awards are determined on the date of grant or the date of issuance, as applicable.

The grant date fair value is calculated based on assumptions with respect to (i) the fair value of the Company’s common stock on the grant date; (ii) expected volatility of the Company’s common stock price, (iii) the periods of time over which the optionees are expected to hold their options prior to exercise (expected term), (iv) expected dividend yield on the Company’s common stock, and (v) risk-free interest rates.

The expected volatility is calculated based on historical data of the Company's common stock. The expected dividend yield is zero as the Company has never paid dividends and does not currently anticipate paying any in the foreseeable future. Risk-free interest rates are based on quoted U.S. Treasury rates for securities with maturities approximating the option’s expected term. The expected term of share options granted to the optionees is determined using the average of the vesting period and contractual life of the option.

Stock based compensation is generally recognized on a straight-line basis over the service period of the grant and is reduced for actual forfeitures in the period in which the forfeiture occurs.

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

The quantitative goodwill impairment test is performed using a one-step process. The process is to compare the fair value of a reporting unit with its carrying amount. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit is impaired and an impairment loss is recognized in an amount equal to that excess.

The company operates as a single operating segment and has one reporting unit. During the year ended December 31, 2021, the Company performed a quantitative analysis and determined that the carrying value exceeded its fair value by $2.6 million, on December 31, 2021 and recorded an impairment charge.

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

The lease term for all of the Company’s leases includes the noncancelable period of the lease plus any additional periods covered by either a lessee option to extend (or not to terminate) the lease that is reasonably certain to be exercised, or an option to extend (or not to terminate) the lease controlled by the lessor.

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

Impairment charges for the Malaysian facility right-of-use asset recorded during the years ended December 31, 2021 was $0.1 and $0 million, respectively (see Note 14 - Asset Impairment, Restructuring, Severance and related costs).

(s) Recent Accounting Pronouncements Affecting the Company:

Recently Adopted

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

Not Yet Adopted

ASU 2021-10 - Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which aims to provide increased transparency by requiring business entities to disclose information about certain types of government assistance they receive in the notes to the financial statements. The disclosure requirements in ASC 832 only apply to transactions with a government that are accounted for by analogizing to either a grant model (for example, in International Accounting Standard (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance), or a contribution model (for example, in ASC 958-605, Not-for-Profit Entities – Revenue Recognition). The FASB broadly defined “government assistance” in ASC 832 to ensure that assistance received from most types of governmental entities or other related organizations would be disclosed.  Entities are required to provide the new disclosures prospectively for all transactions with a government entity that are accounted for under either a grant or a contribution accounting model and are reflected in the financial statements at the date of initially applying the new amendments, and to new transactions entered into after that date. Retrospective application of the guidance is permitted. The guidance in ASU 2021-10 is effective for financial statements of all entities, for annual periods beginning after December 15, 2021, with early application permitted. The Company continues to assess all potential impact of the standard and will disclose the nature and reason for any elections that the Company makes.

ASU 2020-06 - Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
20

On August 5, 2020, the FASB issued ASU 2020-06, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. ASU 2020-06 simplifies the guidance in U.S. GAAP on the issuer’s accounting for convertible debt instruments, requires entities to provide expanded disclosures about “the terms and features of convertible instruments” and how the instruments have been reported in the entity’s financial statements. It also removes from ASC 815-40-25-10 certain conditions for equity classification and amends certain guidance in ASC 260 on the computation of EPS for convertible instruments and contracts on an entity’s own equity. An entity can use either a full or modified retrospective approach to adopt the ASU’s guidance. The ASU’s amendments are effective for smaller public business entities fiscal years beginning after December 15, 2023. The Company continues to assess the potential impact of the standard and will disclose the nature and reason for any elections that the Company makes.

ASU 2021-08—Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers

On October 28, 2021, the FASB issued ASU 2021-08,1 which amends ASC 805 to “require acquiring entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination.” Under current GAAP, an acquirer generally recognizes such items at fair value on the acquisition date. ASU 2021-08 amends ASC 805 to add contract assets and contract liabilities to the list of exceptions to the recognition and measurement principles that apply to business combinations and to “require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606.” While primarily related to contract assets and contract liabilities that were accounted for by the acquiree in accordance with ASC 606, “the amendments also apply to contract assets and contract liabilities from other contracts to which the provisions of Topic 606 apply, such as contract liabilities from the sale of nonfinancial assets within the scope of Subtopic 610-20.” The ASU’s amendments are effective for public business entities for the fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company continues to assess the potential impact of the standard and will disclose the nature and reason for any elections that the Company makes.

NOTE 3 — INVENTORIES:

Net inventories consist of the following at December 31:

	December 31
	2021	2020
Raw Materials	$7,306,095	$5,955,215
Work in Process	3,556,878	2,549,516
Finished Goods	2,057,478	4,011,671
	$12,920,451	$12,516,402

During the year ended December 31, 2021, the Company recognized inventory adjustments related to expired and obsolete items totaling $4.1 million.

NOTE 4 — FIXED ASSETS:

Fixed assets consist of the following at December 31:

	December 31
	2021	2020
Machinery and Equipment	$12,500,235	$10,996,869
Furniture and Fixtures	6,631	25,418
Computer Equipment	465,576	446,300
Leasehold Improvements	2,933,159	3,158,074
Enterprise Business Systems	2,953,221	2,741,806
Subtotal:	18,858,822	17,368,467
Less: Accumulated Depreciation and Amortization	(10,302,049)	(8,680,064)
	$8,556,773	$8,688,403

Depreciation expense for the 2021 and 2020 years totaled $1,801,481 and $1,227,860, respectively.

Effective May 2021, the Company discontinued its operations in Malaysia. Impairment charges recorded for the Malaysian fixed assets, net for the year ended December 31, 2021 and 2020 were $0.1 and $0 millions, respectively.

As of December 31, 2021 and 2020, the Company has purchased manufacturing equipment that is not yet in use and therefore has not been depreciated, aggregating $1,970,652 and $3,011,273, respectively. These balances are reflected under the Machinery and Equipment line on the table above.

NOTE 5 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

Accounts payable and accrued liabilities consist of the following at December 31:

	December 31
	2021	2020
Accounts Payable - suppliers	$7,745,592	$5,727,781
Accrued Commissions & Royalties	1,359,691	807,708
Accrued Payroll	494,258	277,908
Accrued Vacation	421,416	417,238
Accrued Bonuses	1,378,706	1,193,985
Accrued Professional Fees	522,935	511,681
Accrued Expenses - Other	1,205,395	1,106,489
	$13,127,993	$10,042,790

NOTE 6 — REVENUE:

Disaggregation of Revenue

Exchange transactions are recognized in accordance with ASC Topic 606, Revenue from Contracts with Customers, while non-exchange transactions are recognized in accordance with ASU 2018-08, Not-For-Profit Entities (Topic 958): Clarifying the Scope and Accounting Guidance for Contributions Received and Contributions Made.

The following tables disaggregates total revenues for the period ending December 31, 2021:

	Exchange Transactions	Non-Exchange Transactions	Total
Net product revenue	$34,737,444	$-	$34,737,444
R&D revenue	1,159,381	-	1,159,381
Government grant income	-	10,891,726	10,891,726
License and royalty revenue	1,029,901	-	1,029,901
	$36,926,726	$10,891,726	$47,818,452

The following tables disaggregates total revenues for the period ending December 31, 2021 by region:

Total
Africa	$5,562,788
Asia	664,579
Europe & Middle East	5,179,267
Latin America	18,418,983
United States	17,992,835
$47,818,452

The following tables disaggregates total revenues for the period ending December 31, 2020:

	Exchange Transactions	Non-Exchange Transactions	Total
Net product revenue	$24,767,149	$-	$24,767,149
R&D revenue	4,851,562	-	4,851,562
Government grant income	-	2,018,924	2,018,924
License and royalty revenue	832,562	-	832,562
	$30,451,273	$2,018,924	$32,470,197

The following tables disaggregates total revenues for the period ending December 31, 2020 by region:

Total
Africa	$4,890,370
Asia	824,488
Europe & Middle East	9,905,437
Latin America	9,841,773
United States	7,008,129
$32,470,197

Deferred Revenue

From time to time the Company may receive prepayment from customers for products to be manufactured and shipped at future dates. Customer payments in advance of the applicable performance obligation are deferred and recognized in accordance with ASC 606.

As of December 31, 2021 and 2020, there were $0 and $1,606,997 unearned advanced revenues, respectively.

NOTE 7 — INCOME TAXES:

The components of loss before income taxes consisted of the following:

	Year Ending December 31,
	2021	2020
United States operations	$(26,858,325)	$(23,384,133)
International operations	(7,107,254)	(2,593,989)
(Loss) before taxes	$(33,965,579)	$(25,978,122)

The (benefit from) provision for income taxes for the years ended December 31, 2021 and 2020 is comprised of the following:

	Year Ending December 31,
	2021	2020
Current
Federal	$-	$(66,906)
State	7,891	6,497
Foreign	-	-
Total current (benefit) provision	7,891	(60,409)

Deferred
Federal	-	-
State	-	-
Foreign	(69,941)	(396,385)
Total deferred (benefit) provision	(69,941)	(396,385)

Total (benefit) provision	$(62,050)	$(456,794)

A reconciliation of the Federal statutory rate to the effective rate applicable to loss before income taxes is as follows:

	Year Ending December 31,
	2021	2020
Federal income tax at statutory rates	21.00%	21.00%
State income taxes, net of federal benefit	0.18%	(0.02)%
Nondeductible expenses	(2.04)%	(0.19)%
Foreign rate differential	0.32%	0.47%
Change in valuation allowance	(19.60)%	(19.37)%
Other	0.32%	(0.13)%
Income tax benefit	0.18%	1.76%

The Company had an ownership change as described in Internal Revenue Code Sec. 382 during 2004 (“2004 change”). As a result, the Company’s net operating losses prior to the 2004 change of $5,832,516 were subject to an annual limitation of $150,608 and for the first five (5) years are entitled to a BIG (Built-In-Gains) of $488,207 per year. These net operating losses expire in 2022 through 2024.

The Company had a second ownership change during 2006 (“2006 change”). The net operating losses incurred between the 2004 change and the 2006 change of $8,586,861 were subject to an annual limitation of $1,111,831 and for the first five (5) years are entitled to a BIG of $1,756,842 per year. These net operating losses expire in 2024 through 2026.

After applying the above limitations, at December 31, 2019, the Company has post-change net operating loss carry-forwards of approximately $26,362,574 which expire between 2022 and 2037 and $59,787,076 which do not expire. In addition the Company has research and development tax credit carryforwards of approximately $1,651,529 for the year ended December 31, 2021, which expire between 2022 and 2036.

The Company has state net operating loss carryforwards of approximately $4,458,041 which generally expire between 2035 and 2040. The Company has foreign net operating loss carryforwards of approximately $7,666,504 which generally expire between 2025 and 2029.

Deferred tax assets and liabilities as of December 31 are as follows:

	Year Ending December 31,
	2021	2020
Inventory reserves	$333,551	$461,709
Accrued expenses	374,673	130,291
Net operating loss carry-forwards	20,401,828	14,844,798
Research and development credit	1,651,529	1,696,870
Stock-based compensation	259,106	398,900
Interest Expense	1,221,171	602,187
Lease obligations	1,504,433	1,583,814
Intangibles	137,142	-
Total deferred tax assets	25,883,433	19,718,569

Right-of-use assets	(1,294,519)	(1,340,914)
Depreciation	(560,754)	(254,366)
Intangibles	-	(821,363)
Total deferred tax liabilities	(1,855,273)	(2,416,643)

Net deferred tax assets before valuation allowance	24,028,160	17,301,926
Less valuation allowances	(24,028,160)	(17,371,867)
Net noncurrent deferred tax liabilities	$-	$(69,941)

The Company does not provide for U.S. income taxes on unremitted earnings of foreign subsidiaries as its present intention is to reinvest the unremitted earnings in the Company’s foreign operations. At December 31, 2021 there were no unremitted earnings of foreign subsidiaries.

Interest and penalties, if any, related to income tax liabilities are included in income tax expense. As of December 31, 2021, the Company does not have any uncertain tax positions.

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

NOTE 8 — GOODWILL AND INTANGIBLE ASSETS:

Following is a table that reflects changes in Goodwill:

Beginning balance January 1, 2021	$5,963,744
Changes in foreign currency exchange rate	(373,204)
Impairment	(2,567,753)
Balance at December 31, 2021	$3,022,787

Intangible assets consist of the following at:

		December 31,2021				December 31, 2020
	Weighted Average Remaining Life	Cost	Accumulated Amortization	Impairment	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Intellectual property	-	$1,636,724	$546,252	$1,090,472	$-	$1,638,699	$472,190	$1,166,509
Developed technology	-	1,944,500	828,681	1,115,819	-	2,102,526	594,186	1,508,340
Customer contracts/relationships	-	1,254,344	477,661	776,683	-	1,323,424	423,093	900,331
Trade names	-	110,853	43,696	67,157	-	115,318	44,512	70,806
		$4,946,421	$1,896,290	$3,050,131	$-	$5,179,967	$1,533,981	$3,645,986

Intellectual property, developed technology, customer contracts/relationships and trade names were being amortized over 10, 7, 10 and 11 years, respectively. Amortization expense for the year ended December 31, 2021 and 2020 was $479,988 and $588,962, respectively.

As of December 31, 2021, the Company determined indicators of impairment existed. As a result, the Company recognized an impairment loss of its finite-lived intangible assets totaling $3.1 million (Intellectual Property $1.1 million, Developed Technology $1.1 million, Customer Contracts $0.8 million and Trademark $0.1 million).

NOTE 9 — STOCKHOLDERS’ EQUITY:

(a)	Common Stock

In April 2020, the Company closed on an underwritten public offering of 2,619,593 shares of its common stock, including the underwriter’s exercise of its overallotment of 281,125 shares, at $11.75 per share. The net proceeds of the offering, after deducting the underwriter’s discounts and other offering expenses payable by the Company, was approximately $28.4 million.

On July 19, 2021, Chembio entered into an At the Market Offering Agreement (the “ATM Agreement”) with Craig‑Hallum Capital Group LLC (“Craig‑Hallum”), pursuant to which Chembio may sell from time to time, at its option, up to an aggregate of $60,000,000 of shares of common stock through Craig‑Hallum, as sales agent. During the year ended December 31, 2021, Chembio issued and sold pursuant to the ATM Agreement a total of 9,709,328 shares of common stock at a volume-weighted average price of $4.20 per share for gross proceeds of $40.8 million and net proceeds, after giving effect to placement fees and other transaction costs, of $38.8 million. Additional shares of common stock may be issued and sold pursuant to the ATM Agreement for gross proceeds of up to $19.2 million.

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

NOTE 10 — EQUITY INCENTIVE PLANS:

Effective June 3, 2008, Chembio’s stockholders voted to approve the 2008 Stock Incentive Plan (the “2008 Plan”), with 625,000 shares of common stock available to be issued. At the Annual Stockholder Meeting on September 22, 2011 Chembio’s stockholders voted to approve an increase to the shares of common stock issuable under the 2008 Plan by 125,000 to 750,000. Under the terms of the 2008 Plan, which expired during 2018, the Board or its Compensation Committee had the discretion to select the persons to whom awards were to be granted. Awards could be stock options, restricted stock and/or restricted stock units (collectively, “Equity Award Units”). The awards became vested at such times and under such conditions as determined by the Board or its Compensation Committee. Cumulatively through December 31, 2021, there were 750,000 options expired, forfeited or exercised, and at December 31, 2021, 0 options were outstanding and no Equity Award Units were available to be issued under the 2008 Plan.

Effective June 19, 2014, Chembio’s stockholders voted to approve the 2014 Stock Incentive Plan (the “2014 Plan”), with 800,000 shares of common stock available to be issued. Under the terms of the 2014 Plan, the Board or its Compensation Committee has the discretion to select the persons to whom awards are to be granted. Awards can be in the form of Equity Award Units. The awards vest at such times and under such conditions as determined by the Board or its Compensation Committee. Cumulatively through December 31, 2021, there were 602,064 Equity Award Units expired, forfeited or exercised. At December 31, 2021, 176,875 Equity Award Units were outstanding and, 21,061 shares were not issued. All shares that expired, forfeited or were not issued rolled over into the 2019 Plan. No Equity Award Units remain available to be issued under the 2014 Plan.

Effective June 18, 2019, Chembio’s stockholders voted to approve the 2019 Omnibus Incentive Plan (the “2019 Plan”), with 2,400,000 shares of common stock available to be issued. At the Annual Stockholder Meeting on June 25, 2021, Chembio’s stockholders voted to approve an increase to the shares of common stock issuable under the SIP by 2,400,000 to 4,800,000. In addition, shares of common stock underlying any outstanding award granted under the 2019 Plan that, following the effective date of the 2019 Plan, expire, or are terminated, surrendered or forfeited for any reason without issuance of such shares, shall be available for the grant of new awards under the 2019 Plan. Under the terms of the 2019 Plan, the Board or its Compensation Committee has the discretion to select the persons to whom awards are to be granted. Awards can be in the form of options, stock appreciation rights, restricted stock, restricted stock units, performance stock units or other stock-based awards under the 2019 Plan (collectively, “2019 Equity Units”). The 2019 Equity Units become vested at such times and under such conditions as determined by the Board or its Compensation Committee. Cumulatively through December 31, 2021, 790,538 2019 Equity Units have been cancelled or forfeited. At December 31, 2021, 1,973,096 2019 Equity Units were outstanding, and 3,386,393 2019 Equity Units were available to be awarded.

The Company’s results for the years ended December 31, 2021 and 2020 include stock-based compensation expense totaling $2,034,247 and $1,098,698, respectively. Such amounts have been included in the Consolidated Statements of Operations within cost of product sales ($174,537 and $6,300, respectively), research and development ($494,235 and $386,016, respectively) and selling, general and administrative expenses ($1,365,475 and $706,382, respectively).

The weighted-average assumptions made in calculating the fair values of options are as follows for the respective years ended December 31:

	2021	2020
Expected term (in years)	5.10	6.29
Expected volatility	78.95%	46.21%
Expected dividend yield	0	0
Risk-free interest rate	0.85%	1.30%

The following table provides stock option activity for the years ended December 31, 2021:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	974,778	$4.12	5.19 years	$1,520,910

Granted	1,006,541	$4.54	7.85 years	-
Exercised	36,252	$2.36		101,139
Forfeited	260,570	$4.32		-
Expired/cancelled	84,125	8.23
Outstanding at December 31, 2021	1,600,372	$4.18	6.59 years	$-

Exercisable at December 31, 2021	435,794	$4.38	2.71 years	$-

The following table summarizes information about stock options outstanding at December 31, 2021:

	Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Shares Outstanding	Average Remaining Contract Life (Year)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
1 to 2.79999	571,209	5.35	$2.36	$-	248,372	$2.36	$-
2.8 to 4.59999	29,410	9.43	3.05	-	-	-	-
4.6 to 6.39999	827,217	8.62	4.82	-	24,922	5.54	-
6.4 to 8.19999	172,536	0.47	7.34	-	162,500	7.29	-
Total	1,600,372	6.59	$4.18	$-	435,794	$4.38	$-

As of December 31, 2021, there was $2,129,141 of net unrecognized compensation cost related to stock options that are not vested, which is expected to be recognized over a weighted average period of approximately 2.55 years.  The total fair value of shares vested during the year ended December 31, 2021, was $348,727.

The following table summarizes information about restricted stock and restricted stock units outstanding as of December 31, 2021:

	Number of Shares & Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020	603,531	$3.08

Granted	404,852	4.25
Vested	176,906	4.12
Forfeited/expired/cancelled	126,152	3.01
Unvested at December 31, 2021	705,325	3.34

As of December 31, 2021, there was $1,474,042 of net unrecognized compensation cost related to restricted stock and restricted stock units that are not vested, which is expected to be recognized over a weighted average period of approximately 1.9 years. Stock based compensation cost related to restricted stock and restricted stock units recognized during the years ended December 31, 2021 and 2020 was $1,160,953 and $617,919, respectively.

NOTE 11 — GEOGRAPHIC INFORMATION AND ECONOMIC DEPENDENCY:

The Company produces only one group of similar products known collectively as “rapid medical tests” and operates under one segment, as a single reporting unit. Product revenue by geographic area are as follows:

	Year Ending December 31,
	2021	2020
Africa	$5,562,787	$4,890,370
Asia	664,579	824,488
Europe & Middle East	4,067,682	5,274,927
Latin America	18,418,983	9,841,772
United States	6,023,413	3,935,592
	$34,737,444	$24,767,149

Property, plant and equipment, net by geographic area are as follows:

	2021	2020
Asia	$86,041	$326,267
Europe & Middle East	113,883	147,692
Latin America	36,224	14,719
United States	8,320,625	8,199,725
	$8,556,773	$8,688,403

Effective May 2021, the Company discontinued its operations in Malaysia. Impairment charges recorded for the Malaysian property, plant and equipment for the year ended December 31, 2021 and 2020 were $0.1 and $0 millions, respectively.

NOTE 12 — COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS:

a)	Employment Contracts:

The Company has multi-year contracts with two key employees.  The contracts call for salaries presently aggregating $843,000 per year, and they expire in December 2022 and December 2025. The following table is a schedule of future minimum salary commitments:
2022	$843,000
2023	383,000
2024	383,000
2025	383,000

b)	Benefit Plan:

The Company has a 401(k) plan established for its employees whereby it matches 40% of the first 5% (or 2% of salary) that an employee contributes to the plan.  Matching contribution expenses totaled $138,513 and $87,377 for the years ended December 31, 2021 and 2020, respectively.

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

The components of lease expense were as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Operating lease expense	$1,625,280	$1,669,105

Finance lease cost
Amortization of right-of-use assets	$66,872	$58,414
Interest on lease liabilities	20,077	19,986
Total finance lease expense	$86,949	$78,400

Supplemental cash flow and other information related to leases were as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$1,404,532	$1,139,944
Operating cash flows for finance leases	20,077	19,987
Financing cash flows for finance leases	61,867	51,166
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$-
Finance leases	25,609	69,528

Supplemental balance sheet information related to leases was as follows:

	December 31, 2021	December 31, 2020
Finance Leases
Finance lease right of use asset	$340,762	$315,154
Accumulated depreciation	(148,892)	(82,020)
Finance lease right of use asset, net	$191,870	$233,134

Current portion of finance lease liability	68,176	58,877
Finance lease liability	139,678	185,239
Total finance lease liabilities	$207,854	$244,116

Weighted Average Remaining Lease Term
Operating leases	7.5 years	9.0 years
Finance leases	2.9 years	3.7 years

Weighted Average Discount Rate
Operating leases	8.08%	8.58%
Finance leases	8.76%	8.18%

Maturities of lease liabilities as of December 31 were as follows:

	December 31, 2021		December 31, 2020
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2022	$1,447,249	$83,624	$1,209,787	$76,904
2023	1,221,017	83,624	1,057,757	76,904
2024	1,018,875	55,856	1,026,272	76,904
2025	1,049,442	12,471	1,018,875	49,136
2026	1,080,925	1,680	1,049,442	5,755
Thereafter	3,643,520	-	4,724,445	-
Total lease payments	$9,461,028	$237,255	$10,086,578	$285,603
Less: imputed interest	(2,598,583)	(29,401)	(3,116,975)	(41,487)
Total	$6,862,445	$207,854	$6,969,603	$244,116

d)	Economic Dependency:

The following table discloses product sales the Company had to customers that purchased in excess of 10% of the Company’s net product sales for the periods indicated:

	For The Years Ended				Accounts Receivable
	December 31, 2021		December 31, 2020		December 31, 2021	December 31, 2020
	Net Product Sales	% of Net Product Sales	Net Product Sales	% of Net Product Sales
Customer 1	$17,576,641	51%	$6,224,737	25%	$7,672,845	$522,218
Customer 2	*	*	2,955,312	12%	*	1,987
Customer 3	3,606,552	10%	*	*	1,433,305	*

Revenue includes product sales only, while accounts receivable reflects the total due from the customer, including freight.

The following table discloses purchases the Company made form vendors in excess of 10% of the Company’s net purchases for the periods indicated:

	For The Years Ended					Accounts Payable
	December 31, 2021		December 31, 2020			December 31, 2021	December 31, 2020
	Purchases	% of Purc.	Purchases		% of Purc.
Vendor 1	$3,163,285	16%		$2,222,182	13%	$1,361,383		$222,588
Vendor 2	$2,031,795	10%	$	*	*	$353,097	$	*

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

SEC Investigation
The SEC is conducting a non-public, fact-finding investigation relating to the public offering of common stock that Chembio completed in May 2020 (the “May 2020 Offering”) and to the FDA’s revocation in June 2020 of an emergency use authorization for the DPP COVID-19 IgM/IgG system that was issued by the FDA in April 2020. Chembio received subpoenas from the SEC in July 2020 and April 2021 seeking the production of documents in connection with this investigation. In addition, the SEC delivered subpoenas in April 2021 to five of Chembio’s employees (including its three executive officers, who consist of its Chief Executive Officer and President, its former Executive Vice President and Chief Financial Officer, and its Executive Vice President and Chief Scientific and Technology Officer). An additional subpoena was issued in June 2021 to Chembio’s former Interim Chief Executive Officer and Executive Chair. Each subpoena requested the production of documents relating to the same matters as are the subject of the subpoenas Chembio received. Chembio and the six individuals are cooperating fully in the SEC’s investigation and expect to continue to do so.
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

Chembio and the plaintiffs entered into Court-approved stipulations relieving Chembio and the other defendants of the obligation to respond to the complaints in these cases pending the designation of a lead plaintiff pursuant to the Private Securities Litigation Reform Act of 1995. Eight motions for appointment as lead plaintiff were filed by various prospective lead plaintiffs. However, all but two of these motions were withdrawn or otherwise abandoned, leaving before the Court two motions for appointment as lead plaintiff - one filed by the Special Situations Funds and one by Municipal Employees’ Retirement System of Michigan. By order entered December 29, 2020, Magistrate Judge Lindsay consolidated the cases and appointed the Special Situations Funds and Municipal Employees’ Retirement System of Michigan (together, the “Lead Plaintiffs”), as co-lead plaintiffs and their respective counsel as co-lead counsel. The consolidated cases are now pending under the caption “In re Chembio Diagnostics, Inc. Securities Litigation.”

The Lead Plaintiffs filed their Consolidated Amended Complaint (the “CAC”) on February 12, 2021. In summary, the CAC purported to allege claims based on assertedly false and misleading statements and omissions concerning the performance of the DPP COVID-19 IgM/IgG System, as well as an asserted failure to timely disclose that the emergency use authorization that had been granted by the FDA with respect to the DPP COVID-19 IgM/IgG System “was - or was at an increased risk of - being revoked.” The CAC named as defendants Chembio, Richard L. Eberly, Gail S. Page, Neil A. Goldman, Javan Esfandiari, Katherine L. Davis, Mary Lake Polan, John Potthoff and the underwriters for the May 2020 Offering, Robert W. Baird & Co., Inc. and Dougherty & Company LLC (the “Underwriter Defendants”).

The CAC purported to assert five counts under the Securities Act and the Exchange Act. Counts I through III were brought under the Securities Act, allegedly on behalf of a purported class consisting of all persons who purchased Chembio common stock directly in or traceable to the May 2020 Offering pursuant to Chembio’s shelf registration statement on Form S 3 (File No. 333-227398) and the related prospectus, as supplemented by a prospectus supplement dated May 7, 2020 (the “Securities Act Class”). Count I purported to allege a claim for violation of Section 11 of the Securities Act against all defendants other than Messrs. Eberly and Esfandiari. Count II purported to allege a claim for violation of Section 12 of the Securities Act against all defendants other than Messrs. Eberly and Esfandiari. Count III purported to allege a claim under Section 15 of the Securities Act against Ms. Davis, Dr. Polan, Dr. Potthoff, Ms. Page and Mr. Goldman.
Counts IV and V alleged claims under the Exchange Act on behalf of a purported class consisting of all persons who purchased Chembio common stock on the open market from March 12, 2020 through June 16, 2020 (the “Exchange Act Class”). Count IV purported to allege a claim for violation of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder against Chembio, Mr. Eberly, Ms. Page, Mr. Goldman and Mr. Esfandiari. Count V purported to allege a claim under Section 20(a) of the Exchange Act against Mr. Eberly, Ms. Page, Mr. Goldman and Mr. Esfandiari.
In their CAC, the Lead Plaintiffs sought, on behalf of the Securities Act Class and the Exchange Act Class, among other things, an award of damages in an amount to be proven at trial, as well as an award of reasonable costs, including attorneys’ fees and expenses, expert fees, pre-judgment and post-judgment interest, and such other relief as the Court deems just and proper. The Lead Plaintiffs also sought rescission “or a rescissory measure of damages” on behalf of the Securities Act Class as to Count II.

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
The Court issued its Opinion and Order (the “Order”) on the defendants’ motions to dismiss on February 23, 2022.  In its Order, the Court: (i) dismissed Counts I and II without prejudice as to all defendants named in those Counts except the Underwriter Defendants as to which Counts I and II were not dismissed; (ii) dismissed Count III without prejudice as to all defendants named in that Count; and (iii) dismissed Counts IV and V with prejudice as to all defendants named in those Counts.  The Court gave Lead Plaintiffs fourteen days within which to attempt to replead their claims under the Securities Act against Chembio, Ms. Page, Mr. Goldman, Ms. Davis, Ms. Polan and Mr. Potthoff.
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

NOTE 13 — LONG-TERM DEBT:

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

Principal outstanding under the Credit Agreement bears interest at a rate per annum equal to the sum of (a) the greater of the one-month London Interbank Offered Rate and 2.5% plus (b) 8.75%. At any time at which an event of default has occurred and is continuing, the interest rate will increase by 4.0%. Accrued interest is payable on a monthly basis. On December 31, 2021 the interest rate was 11.25%.

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

As of December 31, 2021, the loan balance, net of unamortized discounts and debt issuance costs, was $18.8 million, and Chembio was in compliance with its loan covenants.

NOTE 14 — IMPAIRMENT, RESTRUCTURING, SEVERANCE AND RELATED COSTS:

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

In light of the uncertainty of the timing and any receipt of those regulatory approvals, the timing of progress on and results of clinical trial programs, and the timing and any receipt of product orders from the commercialization of the COVID-19 Diagnostic Test Systems and other diagnostic test systems both within and outside the United States, during the second quarter of 2021, the Company engaged the services of an independent financial advisory firm (the “Financial Advisor”). The Financial Advisor worked with management to develop a forecast model to assess the amount and timing of the Company’s liquidity needs, assuming various business cases, and together with legal counsel advised the Company regarding alternative approaches to enhancing its liquidity position, participating in discussions with the Lender, and related matters. During the year ended December 31, 2021 and 2020, the Company incurred $1.1 and $0.4 million, respectively, related to these restructuring matters.

In order to address challenging economic conditions and implement its business strategy, in the first quarter of 2021 the Company continued to execute a program to reduce operating expenses and better align its costs with revenues, including by eliminating positions that were no longer aligned with its strategy, and recognized severance charges of $0.1 million.

The table below represents the total costs by category:

	For the year ended December 31, 2021	For the year ended December 31, 2020
Severance	$83,087	$723,118
Restructuring costs	1,083,951	399,192
Impairment	5,880,741	-
	$7,047,779	$1,122,310

Impairment details are as follows:

For the year ended December 31, 2021
Goodwill	$2,567,753
Intellectual Property	1,090,472
Developed Technology	1,115,819
Customer Contracts	776,683
Trademarks	67,157
Fixed Asset	152,109
ROU Lease Asset	110,748
Total	$5,880,741

NOTE 15 — SUBSEQUENT EVENTS:

On February 17, 2022, Chembio Diagnostics GmbH, our German subsidiary formed under the laws of the Federal Republic of Germany, has filed a petition for insolvency in the Charlottenburg District Court  (“Amtsgericht Charlottenburg“) in Berlin, Germany in compliance with German insolvency law. A provisional insolvency administrator (“Administrator”) has been appointed to manage cash disbursements and general affairs of the business. We expect to provide certain support and liquidity for the subsidiary to continue operations until such time a viable business strategy has been determined and agreed to with the Administrator.