Form 10-Q
period 2022-03-31
CHEMBIO DIAGNOSTICS, INC.
filed 2022-05-05
CIK 1092662

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2022

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

As of April 29, 2022, the registrant had 30,221,859 shares outstanding of its common stock, $.01 par value.

Quarterly Report on Form 10-Q
For The Quarterly Period Ended
March 31, 2022

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

Forward-looking statements and statistical estimates inherently involve risks and uncertainties that could cause actual results to differ materially from those predicted or expressed in this report. These risks and uncertainties include those described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December31, 2021 or our 2021 Form 10-K, as filed with the Securities and Exchange Commission or the SEC, on March 3, 2022, and in Part II, Item 1A, “Risk Factors,” of this report. You should interpret many of the risks identified in these reports as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. Investors are cautioned not to place undue reliance on any forward-looking statements or statistical estimates, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement or statistical estimate, whether as a result of new information, future events or otherwise.

PART I
Item 1.	FINANCIAL STATEMENTS
 CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2022	December 31, 2021
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$24,399,388	$28,772,892
Accounts receivable, net of allowance for doubtful accounts of $242,981 and $243,042 at March 31, 2022 and December 31, 2021, respectively	9,879,954	11,441,107
Inventories, net	11,844,121	12,920,451
Prepaid expenses and other current assets	2,097,491	2,096,399
TOTAL CURRENT ASSETS	48,220,954	55,230,849

FIXED ASSETS:
Property, plant and equipment, net	8,414,313	8,556,773
Finance lease right-of-use asset, net	190,526	191,870

OTHER ASSETS:
Operating lease right-of-use assets, net	5,693,482	5,891,906
Goodwill	-	3,022,787
Deposits and other assets	370,940	358,010

TOTAL ASSETS	$62,890,215	$73,252,195

- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$10,542,851	$13,127,993
Current portion of long-term debt	2,100,000	1,200,000
Operating lease liabilities	916,524	886,294
Finance lease liabilities	72,203	68,176
TOTAL CURRENT LIABILITIES	13,631,578	15,282,463

OTHER LIABILITIES:
Long-term operating lease liabilities	5,733,214	5,976,151
Long-term finance lease liabilities	134,955	139,678
Long-term debt, net	16,855,322	17,589,003

TOTAL LIABILITIES	36,355,069	38,987,295

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock - 10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.01 par value; 100,000,000 shares authorized; 30,269,916 shares and 30,104,986 shares issued at March 31, 2022 and December 31, 2021, respectively	302,699	301,050
Additional paid-in capital	166,483,376	165,772,636
Accumulated deficit	(139,800,154)	(131,009,860)
Treasury Stock, 48,057 shares at cost, at March 31, 2022 and December 31, 2021	(206,554)	(206,554)
Accumulated other comprehensive (loss)	(244,221)	(592,372)
TOTAL STOCKHOLDERS’ EQUITY	26,535,146	34,264,900

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$62,890,215	$73,252,195

See accompanying notes to condensed consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31,
	2022	2021
REVENUES:
Product revenue	$18,527,456	$4,024,662
R&D revenue	18,173	1,106,639
Government grant income	-	3,350,000
License and royalty revenue	270,982	243,058
TOTAL REVENUES	18,816,611	8,724,359

COSTS AND EXPENSES:
Cost of product revenue	15,223,861	3,548,441
Research and development expenses	1,653,706	2,863,338
Selling, general and administrative expenses	6,946,271	6,085,067
Impairment, restructuring, severance and related costs	3,043,179	83,087
TOTAL COSTS AND EXPENSES	26,867,017	12,579,933

LOSS FROM OPERATIONS	(8,050,406)	(3,855,574)

OTHER EXPENSE:
Interest expense, net	(733,561)	(712,477)

LOSS BEFORE INCOME TAXES	(8,783,967)	(4,568,051)

Income tax (expense)/benefit	(6,327)	67,888

NET LOSS	$(8,790,294)	$(4,500,163)

Basic and diluted loss per share	$(0.29)	$(0.22)

Weighted average number of shares outstanding, basic and diluted	30,090,045	20,163,386

See accompanying notes to condensed consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	For the three months ended March 31,
	2022	2021
Net loss	$(8,790,294)	$(4,500,163)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	348,151	(455,722)
Comprehensive loss	$(8,442,143)	$(4,955,885)

See accompanying notes to condensed consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	For the three months ended March 31, 2022
	Common Stock		Additional Paid-in- Capital	Treasury Stock		Accumulated Deficit	AOCI	Total
	Shares	Amount		Shares	Amount
Balance at December 31, 2021	30,104,986	$301,050	$165,772,636	(48,057)	$(206,554)	$(131,009,860)	$(592,372)	$34,264,900

Common Stock:
Restricted stock issued	164,930	1,649	264,437	-	-	-	-	266,086
Restricted stock compensation, net	-	-	229,563	-	-	-	-	229,563
Shares tendered for withholding taxes	-	-	(38,514)	-	-	-	-	(38,514)

Options:
Stock option compensation	-	-	255,254	-	-	-	-	255,254

Comprehensive income	-	-	-	-	-	-	348,151	348,151

Net loss	-	-	-	-	-	(8,790,294)	-	(8,790,294)

Balance at March 31, 2022	30,269,916	$302,699	$166,483,376	(48,057)	$(206,554)	$(139,800,154)	$(244,221)	$26,535,146

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

See accompanying notes to condensed consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
(Unaudited)

	March 31, 2022	March 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers and grants	$20,377,703	$8,485,683
Cash paid to suppliers and employees	(23,810,426)	(14,830,243)
Cash paid for operating leases	(360,878)	(347,871)
Cash paid for finance leases	(4,686)	(4,944)
Interest and taxes, net	(570,672)	(563,885)
Net cash used in operating activities	(4,368,959)	(7,261,260)

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent application costs	-	(4,130)
Acquisition of and deposits on fixed assets	(286,544)	(1,235,038)
Net cash used in investing activities	(286,544)	(1,239,168)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of tax withholding on stock award	(38,514)	(115,059)
Payments on finance lease	(16,930)	(14,282)
Net cash used in financing activities	(55,444)	(129,341)

Effect of exchange rate changes on cash	337,443	(85,579)
DECREASE IN CASH AND CASH EQUIVALENTS	(4,373,504)	(8,715,348)
Cash and cash equivalents - beginning of the period	28,772,892	23,066,301

Cash and cash equivalents - end of the period	$24,399,388	$14,350,953

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:

Net loss	$(8,790,294)	$(4,500,163)
Adjustments:
Depreciation and amortization	598,548	687,227
Share based compensation	750,903	579,789
Benefit from deferred tax liability	-	(69,941)
Provision of (recovery of) doubtful accounts	(61)	57,735
Impairment	3,033,565	-
Changes in assets and liabilities:
Accounts receivable	1,561,214	906,100
Inventories	1,076,330	(2,174,225)
Prepaid expenses and other current assets	(387,297)	(33,955)
Deposits and other assets	373,275	134,480
Accounts payable and accrued liabilities	(2,585,142)	(1,645,796)
Deferred revenue	-	(1,202,511)
Net cash used in operating activities	$(4,368,959)	$(7,261,260)

See accompanying notes to condensed consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

NOTE 1 — DESCRIPTION OF BUSINESS:

Chembio Diagnostics, Inc. (“Chembio”) and its subsidiaries (collectively with Chembio, the “Company”) develop and commercialize point-of-care diagnostic tests used for the rapid detection and diagnosis of infectious diseases, including sexually transmitted disease, insect vector and tropical disease, COVID-19 and other viral and bacterial infections, enabling expedited treatment.

The Company’s product portfolio is based upon our proprietary DPP technology, a diagnostic platform that provides high-quality, cost-effective results in 15 to 20 minutes using fingertip blood, nasal swabs and other sample types. The DPP technology platform addresses the rapid diagnostic test market, which includes infectious diseases such as STIs and HIV, Gastroenterology and Women’s Health. Compared with traditional lateral flow technology, the DPP technology platform can provide:

•
Enhanced sensitivity and specificity: This is achieved via the Company’s proprietary approach to separating the sample path from the buffer path, together with patent and other proprietary strategies, which differ significantly from traditional lateral flow test.

•
Advanced multiplexing capabilities: Through advanced multiplexing, the DPP platform can detect and differentiate up to eight distinct test results from a single patient sample, which can deliver greater clinical value than other rapid tests currently on the market.

•
Objective results: For some diagnostic applications, the Company’s easy-to-use, highly portable, battery-operated DPP Micro Reader optical analyzers can report accurate results in approximately 15 seconds, making it well-suited for decentralized testing where real-time results enable patients to be clinically assessed while they are still onsite. Objective results produced by the DPP Micro Reader can reduce the possibility of the types of human error that can be experienced in the visual interpretations required by many rapid tests.

The Company targets the market for rapid diagnostic test solutions for infectious diseases, which is driven by the high prevalence of infectious diseases globally, an increase in the geriatric population, growing demand for rapid test results, and advancements in multiplexing. The Company has a broad portfolio of infectious disease products, which prior to 2020 were focused principally on sexually transmitted disease and fever and tropical disease. In February 2020 the Company began the process of shifting substantially all of its resources to seek to leverage the DPP technology platform to address the acute and escalating need for diagnostic testing for COVID-19. The Company is continuing to pursue:

•	an emergency use authorization (“EUA”), from the U.S. Food and Drug Administration (the “FDA”), as well as 510(k) clearance from the FDA, for the DPP SARS-CoV-2 Antigen test system;
•	an EUA from the FDA for the DPP Respiratory Antigen Panel; and
•	a Clinical Laboratory Improvement Amendment (“CLIA”), waiver from the FDA for the DPP HIV-Syphilis test system.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES:

(a)	Basis of presentation:

The accompanying unaudited condensed consolidated financial statements include the accounts of Chembio and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Certain reclassifications have been made to the unaudited condensed consolidated balance sheet of the prior year to conform to the current year presentation. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Chembio’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC.

Going Concern Considerations

The Company continued to experience market, clinical trial and regulatory complications in seeking to develop and commercialize a portfolio of COVID-19 test systems during the continuing, but evolving, uncertainty resulting from COVID‑19. For the three months ended March 31, 2022, the Company continued to incur significant expenses in connection with pending legal matters (see Note 6 – Commitments, Contingencies, and Concentrations: Litigation).

The Company performed an assessment to determine whether there were conditions or events that, considered in the aggregate, raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying unaudited condensed consolidated financial statements are being issued. Initially, this assessment did not consider the potential mitigating effect of management’s plans that had not been fully implemented. Because, as described below, substantial doubt was determined to exist as the result of this initial assessment, management then assessed the mitigating effect of its plans to determine if it is probable that the plans (1) would be effectively implemented within one year after the date the accompanying unaudited condensed consolidated financial statements are issued and (2) when implemented, would mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern.

The Company achieved significant revenue growth in recent years while profitability has not been at levels as expected. It has taken steps including investments in automation to mitigate headwinds such as labor availability, volatile capacity planning and implementation of operational efficiency targets to proactively monitor production with the overarching goal for profitable growth. During the three months ended March 31, 2022, the Company undertook measures to increase its total revenues and improve its liquidity position by implementing the Global Competitiveness Program. The main pillars of the Global Competitiveness Program include the following:

•	Focus on higher margin business in growth markets

•	Lower manufacturing costs

•	Reduce infrastructure costs

•	Strategic review of non-core businesses and assets:

In addition, the Company will continue to focus on regulatory approvals for its DPP SARS-CoV-2 Antigen test system, DPP Respiratory Antigen Panel, and DPP HIV-Syphilis test system. These measures and other plans and initiatives have been designed to provide the Company with adequate liquidity to meet its obligations for at least the twelve-month period following the date the accompanying unaudited condensed consolidated financial statements are being issued. The Company’s execution of those measures and its other plans and initiative continue to depend, however, on factors and uncertainties that are beyond the Company’s control, or that may not be addressable on terms acceptable to the Company or at all. The Company considered in particular how:

•
The ongoing healthcare and economic impacts of COVID-19 on the global customer base for the Company’s non‑COVID-19 products continue to negatively affect the timing and rate of recovery of the Company’s revenues from those products by, for example, decreasing the allocation of funding for HIV testing, thereby continuing to adversely affect the Company’s liquidity.

•
Although the Company has entered into agreements to distribute third-party COVID-19 products in the United States, its ability to sell those products could be constrained because of staffing and supply chain limitations affecting the suppliers of those products.

The Company further considered how these factors and uncertainties could impact its ability over the next year to meet the obligations specified in the Credit Agreement with the Lender (both as defined in Note 7 – Long-Term Debt). Those obligations include covenants requiring: i) minimum cash balance of $3.0 million and ii) minimum total revenue amounts for the twelve months preceding each quarter end. For the next year, the minimum total revenue requirements range from $43.8 million for the twelve months ending June 30, 2022 to $48.8 million for the twelve months ending March 31, 2023. Upon an event of default under the Credit Agreement, the Lender could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. In such an event, there can be no assurance that the Company would have sufficient liquidity to fund payment of the amounts that would be due under the Credit Agreement or that, if such liquidity were not available, the Company would be successful in raising additional capital on acceptable terms, or at all, or in completing any other endeavor to continue to be financially viable and continue as a going concern. The Company’s inability to raise additional capital on acceptable terms in the near future, whether for purposes of funding payments required under the Credit Agreement or providing additional liquidity needed for its operations, could have a material adverse effect on its business, prospects, results of operations, liquidity and financial condition.

Accordingly, management determined the Company could not be certain that the Company’s plans and initiatives would be effectively implemented within one year after the date on which the accompanying unaudited condensed consolidated financial statements are being issued. Without giving effect to the prospect of raising additional capital pursuant to the Company’s At the Market Offering Agreement dated July 19, 2021 with Chembio Diagnostics, Inc. and Craig-Hallum Capital Group LLC, increasing product revenue in the near future or executing other mitigating plans, many of which are beyond the Company’s control, it is unlikely that the Company will be able to generate sufficient cash flows to meet its required financial obligations, including its debt service and other obligations due to third parties. The existence of these conditions raises substantial doubt about the Company’s ability to continue as a going concern for the twelve-month period following the date on which the accompanying unaudited condensed consolidated financial statements are being issued.

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

During the three months ended March 31, 2022, there has been no significant changes to the Company’s summary of significant accounting policies contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC.

(c)	Fair Value of Financial Instruments:

The carrying values for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value due to the immediate or short-term maturity of these financial instruments. Included in cash and cash equivalents were $ 17.1 million and $25.0 million as of March 31, 2022 and December 31, 2021, respectively, of money market funds that are Level 1 fair value measurements under the hierarchy. The fair value of the Company’s total debt of $20.0 million (carrying value of $18.9 million) and $20.0 million (carrying value of $18.8 million) as of March 31, 2022 and December 31, 2021 respectively, is a Level 2 fair value measurement under the hierarchy and the Company’s debt face value approximates the recorded value, as the rate is based upon the current rates available to the Company for similar financial instruments.

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

Cash and cash equivalents are defined as short-term, highly liquid investments, such as money market funds, with original maturities of three months or less at date of purchase.

(e)	Loss Per Share:

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period excluding unvested restricted stock. Diluted loss per share for the three months ended March 31, 2022 and 2021 reflects the potential dilution from the exercise or conversion of other securities into common stock, if dilutive.

There were 3,760,787 and 1,848,286 options outstanding as of March 31, 2022 and 2021, respectively, that were not included in the calculation of diluted per common share equivalents for the three months ended March 31, 2022 and 2021, respectively, because the effect would have been anti-dilutive.

There were 1,739,944 and 847,795 shares of restricted stock outstanding as of March 31, 2022 and 2020, respectively, that were not included in the calculation of diluted per common share equivalents for the three months ended March 31, 2022 and 2021, respectively, because the effect would have been anti-dilutive.

(f)	Income Taxes:

At the end of each interim reporting period, the Company estimates its effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis, and may change in subsequent interim periods. Accordingly, the Company’s effective tax rate for the three months ended March 31, 2022 was (0.1)%, compared to the effective tax rate of 1.6% for the three months ended March 31, 2021. The Company’s effective tax rates for both periods were affected primarily by a full valuation allowance on domestic net deferred tax assets.

(g)	Recently Issued Accounting Standards Affecting the Company:

Recently Adopted

ASU 2021-10 - Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance

In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which creates Accounting Standards Codification (“ASC”) 832 and aims to provide increased transparency by requiring business entities to disclose information about certain types of government assistance they receive in the notes to the financial statements. The disclosure requirements in ASC 832 only apply to transactions with a government that are accounted for by analogizing to either a grant model (for example, in International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance), or a contribution model (for example, in ASC 958-605, Not-for-Profit Entities – Revenue Recognition). The FASB broadly defined “government assistance” in ASC 832 to ensure that assistance received from most types of governmental entities or other related organizations would be disclosed.  Entities are required to provide the new disclosures prospectively for all transactions with a government entity that are accounted for under either a grant or a contribution accounting model and are reflected in the financial statements at the date of initially applying the new amendments, and to new transactions entered into after that date. Retrospective application of the guidance is permitted. The Company adopted the standard effective January 1, 2022 and has determined that the adoption did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 3 — REVENUE:

Disaggregation of Revenue

The following table disaggregates Total Revenues by revenue type:

	March 31, 2022			March 31, 2021
	Exchange Transactions	Non-Exchange Transactions	Total	Exchange Transactions	Non-Exchange Transactions	Total
Net product revenue	$18,527,456	$-	$18,527,456	$4,024,662	$-	$4,024,662
R&D Revenue	18,173	-	18,173	1,106,639	-	1,106,639
Government grant revenue	–	–	–	–	3,350,000	3,350,000
License and royalty revenue	270,982	-	270,982	243,058	-	243,058
	$18,816,611	$-	$18,816,611	$5,374,359	$3,350,000	$8,724,359

Exchange transactions are recognized in accordance with ASC 606, while non-exchange transactions are recognized in accordance with ASU No. 2018-08.

The following table disaggregates Total Revenues by geographic location:

	For the three months ended
	March 31, 2022	March 31, 2021
Africa	$767,352	$1,344,858
Asia	15,558	216,954
Europe & Middle East	723,745	2,600,274
Latin America	12,557,390	258,019
United States	4,752,566	4,304,254
	$18,816,611	$8,724,359

NOTE 4 — INVENTORY:

Inventories are presented net of reserves and consist of the following at:

	March 31, 2022	December 31, 2021
Raw materials	$7,197,257	$7,306,095
Work in process	1,932,069	3,556,878
Finished goods	2,714,795	2,057,478
	$11,844,121	$12,920,451

NOTE 5 — STOCKHOLDERS’ EQUITY:

(a)	Common Stock

During the first three months of 2022 and 2021, there were no options exercised.

(b)	Preferred Stock

Chembio has 10,000,000 shares of preferred stock authorized and none outstanding. These shares can become issuable upon an approved resolution by the board of directors of Chembio (the “Board”) and the filing of a Certificate of Designation with the state of Nevada.

(c)	Treasury Stock

Chembio has 48,057 shares of treasury stock acquired upon the vesting of restricted stock awards related to the tax withholding requirements paid on behalf of the employees.

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

The following table discloses product sales the Company had to each customer that purchased in excess of 10% of the Company’s net product sales for the periods indicated:

	For the three months ended					Accounts Receivable as of
	March 31, 2022		March 31, 2021			March 31, 2022	December 31, 2021
	Product Sales	% of Product Sales	Product Sales		% of Product Sales
Customer 1	$11,856,024	64%	$	*	*	$5,930,162	$7,672,845

Revenue includes product sales only, while accounts receivable reflects the total due from the customer, including freight.

The following table discloses purchases the Company had to each vendor that purchased in excess of 10% of the Company’s net purchases for the periods indicated:

	For the three months ended					Accounts Payable as of
	March 31, 2022		March 31, 2021			March 31, 2022	December 31, 2021
	Purchases	% of Purchases	Purchases		% of Purchases
Vendor 1	$2,323,605	34%	$	*	*	$224,500	$	*
Vendor 2	1,088,251	16%		469,635	11%	164,983		353,097

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

b)	Employment Contracts:

The Company has multi-year contracts with three key employees. The contracts call for salaries presently aggregating $1,178,000 per year. The contracts expire in December 2022 and December 31, 2024. The following table is a schedule of future minimum salary commitments:

2022	$883,500
2023	383,000
2024	383,000

c)	Benefit Plan:

Chembio has a 401(k) plan established for the Company’s employees whereby it matches 40% of the first 5% of salary (or up to 2% of salary) that an employee contributes to the plan. Matching contribution expenses totaled approximately $67,135 and $35,456 for the three months ended March 31, 2022 and 2021, respectively.

d)	Leases:

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

The components of lease expense were as follows:

	Three Months Ended March 31
	2022	2021
Operating lease expense	$403,385	$408,466

Finance lease cost
Amortization of right-of-use assets	$17,579	$15,758
Interest on lease liabilities	4,686	4,944
Total finance lease expense	$22,265	$20,702

Supplemental cash flow information related to leases was as follows.

	Three Months Ended March 31
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$360,878	$347,871
Operating cash flows for finance leases	4,686	4,944
Financing cash flows for finance leases	16,930	14,282
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	16,234	-

Supplemental balance sheet information related to leases was as follows:

	March 31, 2022	March 31, 2021
Finance Leases
Finance lease right of use asset	$356,997	$315,153
Accumulated depreciation	(166,471)	(97,777)
Finance lease right of use asset, net	$190,526	$217,376

Weighted Average Remaining Lease Term
Operating leases	7.4 years	8.6 years
Finance leases	2.8 years	3.5 years

Weighted Average Discount Rate
Operating leases	9.32%	9.30%
Finance leases	8.56%	8.18%

Maturities of lease liabilities were as follows.

	March 31, 2022		March 31, 2021
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2022	$1,086,370	$65,913	$861,916	$57,678
2023	1,221,017	87,884	1,057,757	76,904
2024	1,018,875	60,116	1,026,272	76,904
2025	1,049,442	16,731	1,018,875	49,136
2026	1,080,925	5,940	1,049,442	5,751
Thereafter	3,643,521	355	4,724,446	-
Total lease payments	$9,100,150	$236,939	$9,738,708	$266,373
Less: imputed interest	2,450,412	29,781	2,968,703	36,544
Total	$6,649,738	$207,158	$6,770,005	$229,829

e)	Litigation:

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

Legal Proceedings

Stockholder Litigation

Putative Stockholder Securities Class-Action Litigation

In 2020 four purported securities class-action lawsuits were filed in the United States District Court for the Eastern District of New York by alleged stockholders of Chembio:

•	Sergey Chernysh v. Chembio Diagnostics, Inc., Richard L. Eberly, and Gail S. Page, filed on June 18, 2020;

•	James Gowen v. Chembio Diagnostics, Inc., Richard L. Eberly, and Gail S. Page, filed on June 22, 2020;

•	Anthony Bailey v. Chembio Diagnostics, Inc. Richard J. Eberly, Gail S. Page, and Neil A. Goldman, filed on July 3, 2020; and;

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

The Lead Plaintiffs filed their Consolidated Amended Complaint (the “CAC”) on February 12, 2021. In summary, the CAC purported to allege claims based on assertedly false and misleading statements and omissions concerning the performance of the DPP COVID-19 IgM/IgG System, as well as an asserted failure to timely disclose that the emergency use authorization that had been granted by the FDA with respect to the DPP COVID-19 IgM/IgG System “was - or was at an increased risk of - being revoked.” The CAC named as defendants Chembio, Richard L. Eberly, Gail S. Page, Neil A. Goldman, Javan Esfandiari, Katherine L. Davis, Mary Lake Polan, John Potthoff (together, the “Chembio Defendants”) and the underwriters for the May 2020 Offering, Robert W. Baird & Co., Inc. and Dougherty & Company LLC (the “Underwriter Defendants”).

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

On March 4, 2022, Lead Plaintiffs filed a letter motion in which they advised the Court that they intended to file an amended complaint, but that they wished to first seek reconsideration of the Court’s February 23 order.  They accordingly requested, and the Court granted, an adjournment of the deadline for filing an amended complaint until three business days after the Court’s ruling on Lead Plaintiffs’ anticipated motion for reconsideration.  The Court also granted a request by the Underwriter Defendants to extend the time for them to file their answer to the CAC, and set May 2, 2022 as the date for the filing of that answer.

On March 7, 2022, Magistrate Judge John Wicks entered an order requiring that the parties meet and confer regarding the scheduling of discovery in the case, requiring that the parties submit a Proposed Scheduling Order by March 23, and setting a hearing (via zoom) on March 30.  The Chembio Defendants filed a letter motion requesting that the Court adjourn the initial conference and suspend the other requirements in the March 7, 2022 order.  Magistrate Judge Wicks granted the letter motion on March 14, and further ordered that the initial conference would be rescheduled “following the resolution of all preliminary dispositive issues.”

On March 9, 2022, Lead Plaintiffs filed a motion for partial reconsideration of the Court’s February 23 Order.  In their motion, Lead Plaintiffs requested that the Court reconsider and reverse its dismissal of Counts IV and V with prejudice, and its dismissal of Counts I, II and III without prejudice.  The Chembio Defendants filed their memorandum in opposition to this motion on March 23, 2022; Lead Plaintiffs filed their reply memorandum in support of the motion on March 30, 2022.  The Court has not yet ruled upon the motion for partial reconsideration.

On April 26, 2022, the Court entered an order canceling the previously-set May 2 date by which the Underwriter Defendants were required to file their answer to the CAC, and providing that the Underwriter Defendants’ answer to an amended complaint shall be due within three weeks after such amended complaint has been served.

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

On March 31, 2022, a second putative stockholder derivative action captioned Michelle Chen, derivatively on behalf of Chembio Diagnostics, Inc., Plaintiff v. Richard L. Eberly, Gail S. Page, Neil A. Goldman, Javan Esfandiari, Katherine L. Davis, Mary Lake Polan and John G. Potthoff, Defendants, and Chembio Diagnostics, Inc., Nominal Defendant (the “Chen complaint”) was filed purportedly on behalf of Chembio in the Supreme Court for the State of New York, County of Suffolk.  The Chen complaint purports to assert a claim for breach of fiduciary duty against the defendants based on ostensibly false and misleading statements and omissions concerning the Company’s rapid COVID-19 antibody test.  The Chen complaint goes on to allege that the misconduct asserted in the complaint gave rise to the filing of the consolidated securities litigation described above.

Counsel for the defendants in the Chen action are engaged in discussions with counsel for Chen concerning a possible stay of the Chen action.

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

Count I of the complaint purports to allege that Chembio breached Mr. Sperzel’s separation agreement by refusing to allow him to exercise the stock options. Counts II through XI of the complaint purport to allege claims for breach of each of ten separate stock option agreements, collectively asserting damages of “at least” $3,190,198. Count XII of the complaint alleges a breach of Mr. Sperzel’s separation agreement based on Chembio’s purported failure to pay Mr. Sperzel consulting fees to which he claims to be entitled for consulting services allegedly performed following his separation. Count XIII of the complaint alleges a claim for breach of an implied covenant of good faith and fair dealing under Nevada common law based on the allegation that Chembio prevented Mr. Sperzel from obtaining the benefits of the stock option agreements and separation agreement. Mr. Sperzel alleges that he suffered damages in excess of $3 million as a result of the purported breach of the covenant of good faith and fair dealing. Count XIV of the complaint purports to assert a claim for quantum meruit, alleging that “it is reasonable for Sperzel to expect payment in exchange for ... services” he allegedly provided to us and, based on allegations that upon his separation Mr. Sperzel was not informed as to the pending expiration of the stock options he later sought to exercise, that Chembio has been unjustly enriched. Finally, Count XV of the complaint seeks a declaratory judgment that Mr. Sperzel is relieved from performance under his separation agreement due to asserted material breaches of the agreement based on the allegations summarized above. The complaint seeks compensatory damages in an unspecified amount, a declaration, as described above, and an award of Mr. Sperzel’s costs and expenses in the litigation, including reasonable attorneys’ fees, expert costs and disbursements. The complaint requests a trial by jury. In his initial disclosures served in discovery, Mr. Sperzel claims entitlement to recover damages in a total amount not less than $10 million, together with prejudgment interest at the rate of 9% per annum.

On May 20, 2021, Chembio filed its answer and affirmative defenses denying the material allegations of Mr. Sperzel’s complaint. Chembio and Mr. Sperzel are presently engaged in discovery. Under the present case schedule, all fact discovery was completed on April 28, 2022, and the parties are currently in the midst of an additional period of expert witness discovery, concluding on June 28, 2022. At this stage of the litigation, the Company is not able to predict the probability of a favorable or unfavorable outcome.

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

Principal outstanding under the Credit Agreement bears interest at a rate per annum equal to the sum of (a) the greater of the one-month London Interbank Offered Rate and 2.5% plus (b) 8.75%. At any time at which an event of default has occurred and is continuing, the interest rate will increase by 4.0%. Accrued interest is payable on a monthly basis. On March 31, 2022 the interest rate was 11.25%.

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

As of  March 31, 2022, the loan balance, net of unamortized discounts and debt issuance costs, was $18.9 million, and Chembio was in compliance with its loan covenants.

NOTE 8 — EQUITY INCENTIVE PLAN:

(a)	Equity Plans:

Effective June 19, 2014, Chembio’s stockholders voted to approve the 2014 Stock Incentive Plan (the “2014 Plan”), with 800,000 shares of common stock available to be issued. Under the terms of the 2014 Plan, the Board or its Compensation Committee has the discretion to select the persons to whom awards are to be granted. Awards can be in the form of Equity Award Units. The awards vest at such times and under such conditions as determined by the Board or its Compensation Committee. Cumulatively through March 31, 2022, there were 732,064 Equity Award Units expired, forfeited or exercised. At March 31, 2022, 46,875 Equity Award Units were outstanding and 21,061 shares were not issued. All shares that expired, forfeited or were not issued rolled over into the 2019 Plan. No Equity Award Units remain available to be issued under the 2014 Plan.

Effective June 18, 2019, Chembio’s stockholders voted to approve the 2019 Omnibus Incentive Plan (the “2019 Plan”), with 2,400,000 shares of common stock available to be issued. At the Annual Stockholder Meeting on June 25, 2021, Chembio’s stockholders voted to approve an increase to the shares of common stock issuable under the SIP by 2,400,000 to 4,800,000. In addition, shares of common stock underlying any outstanding award granted under the 2019 Plan that, following the effective date of the 2019 Plan, expire, or are terminated, surrendered or forfeited for any reason without issuance of such shares, shall be available for the grant of new awards under the 2019 Plan. Under the terms of the 2019 Plan, the Board or its Compensation Committee has the discretion to select the persons to whom awards are to be granted. Awards can be in the form of options, stock appreciation rights, restricted stock, restricted stock units, performance stock units or other stock-based awards under the 2019 Plan (collectively, “2019 Equity Units”). The 2019 Equity Units become vested at such times and under such conditions as determined by the Board or its Compensation Committee. Cumulatively through March 31, 2022, 866,709 2019 Equity Units have been cancelled or forfeited. At March 31, 2022, 4,915,279 2019 Equity Units were outstanding, and 83,234 2019 Equity Units were available to be awarded.

(b)	Stock Compensation Expense:

Stock-based compensation expense (net of recovery) recognized in the condensed consolidated statements of operations was classified as follows:

	For the three months ended March 31
	2022	2021
Cost of product sales	$54,250	$28,768
Research and development expenses	91,189	90,920
Selling, general and administrative expenses	605,464	460,101
	$750,903	$579,789

The weighted-average assumptions made in calculating the fair values of options are as follows:

For the three months ended March 31, 2021
Expected term (in years)	6.0
Expected volatility	91.40%
Expected dividend yield	N/A
Risk-free interest rate	1.91%

The following table provides stock option activity for the three months ended March 31, 2022:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	1,600,372	$4.18	6.59 years	$-

Granted	2,358,539	1.23		-
Exercised	-	-		-
Forfeited	14,883	2.42		-
Expired	183,241	5.63
Outstanding at March 31, 2022	3,760,787	$2.27	8.65 years	$-
Exercisable at March 31, 2022	565,215	$3.68	5.89 years	$-

The following table summarizes information about stock options outstanding at March 31, 2022:

	Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Average Remaining Contract Term (Year)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
_1 to 2.79999	2,863,910	8.83	$1.44	$-	317,758	$2.36	$-
2.8 to 4.59999	30,795	9.19	3.05	-	-	-	-
4.6 to 6.39999	819,207	8.43	4.81	-	209,957	4.88	-
6.4 to 8.19999	46,875	1.11	8.15	-	37,500	8.15	-
Total	3,760,787	8.65	$2.27	$-	565,215	$3.69	$-

As of March 31, 2022, there was $3,073,502 of net unrecognized compensation cost related to stock options that had not vested, which is expected to be recognized over a weighted-average period of approximately 3.32 years. The total fair value of shares vested during the three months ended March 31, 2022 and 2021 was $693,290 and $188,179, respectively.

The following table summarizes information about restricted stock, restricted stock units and performance stock units outstanding as of March 31, 2022:

	Number of Shares & Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	705,325	$3.34

Granted	1,210,448	0.76
Vested	167,782	3.60
Forfeited	8,047	2.31
Outstanding at March 31, 2022	1,739,944	$1.52

As of March 31, 2022, there was $2,120,646 of net unrecognized compensation cost related to restricted stock and restricted stock units that had not vested, which is expected to be recognized over a weighted average period of approximately 2.50 years.

NOTE 9 — GEOGRAPHIC INFORMATION AND ECONOMIC DEPENDENCY:

The Company produces only one group of similar products known collectively as “rapid medical tests”, and it operates in a single operating segment. Net product revenue by geographic area were as follows:

	For the three months ended March 31
	2022	2021
Africa	$767,352	$1,344,858
Asia	15,558	216,954
Europe & Middle East	717,908	1,493,734
Latin America	12,545,054	258,019
United States	4,481,584	711,097
	$18,527,456	$4,024,662

Property, plant and equipment by geographic area were as follows at:

	March 31, 2022	December 31, 2021
Asia	$85,351	$86,041
Europe & Middle East	101,231	113,883
Latin America	58,685	36,224
United States	8,169,046	8,320,625
	$8,414,313	$8,556,773

NOTE 10 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

Accounts payable and accrued liabilities consisted of:

	March 31, 2022	December 31, 2021
Accounts payable – suppliers	$5,622,558	$7,745,592
Accrued commissions and royalties	1,510,865	1,359,691
Accrued payroll	494,653	494,258
Accrued vacation	657,008	421,416
Accrued bonuses	544,567	1,378,706
Accrued professional fees	893,745	522,935
Accrued expenses – other	819,455	1,205,395
TOTAL	$10,542,851	$13,127,993

NOTE 11 — GOODWILL AND INTANGIBLE ASSETS:

The following table reflects changes in goodwill:

Beginning balance at December 31, 2021	$3,022,787
Impairment	(3,033,565)
Change in foreign currency exchange rate	10,778
Balance at March 31, 2022	$-

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

The quantitative goodwill impairment test is performed using a one-step process. The process is to compare the fair value of a reporting unit with its carrying amount. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. If the carrying amount of a reporting unit exceeds its fair value, goodwill of the reporting unit is impaired, and an impairment loss is recognized in an amount equal to that excess.

The Company operates as a single operating segment and has one reporting unit. As of March 31, 2022, the Company determined indicators of impairment existed. As a result, the Company recognized an impairment loss of its goodwill totaling $3.0 million.

NOTE 12 —  OTHER MATTERS:

On March 28, 2022, Chembio Diagnostics GmbH, Chembio’s German subsidiary formed under the laws of the Federal Republic of Germany, successfully withdrew its petition for insolvency filed in February 2022 in the Charlottenburg District Court  (“Amtsgericht Charlottenburg“) in Berlin, Germany. The subsidiary has taken various measures to improve profitability, including a viable business plan, and the Company has provided liquidity and other support to continue the operations.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes, or the accompanying financial statements, included elsewhere in this report. In addition to historical information, the following discussion contains forward-looking statements that involves risks, uncertainties and assumptions. See "Forward-Looking Statements" above. Please read Part II, Item 1A. “Risk Factors" of this report for a discussion of factors that could cause our actual results to differ materially from our expectations.

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

Going Concern Considerations

We continued to experience market, clinical trial and regulatory complications in seeking to develop and commercialize a portfolio of COVID-19 test systems during the continuing, but evolving, uncertainty COVID‑19. For the three months ended March 31, 2022, we continued to incur significant expenses in connection with pending legal matters (see Note 6 – Commitments, Contingencies, and Concentrations: Litigation).

We performed an assessment to determine whether there were conditions or events that, considered in the aggregate, raised substantial doubt about our ability to continue as a going concern within one year after the filing date of this report, when the accompanying financial statements are being issued. Initially, this assessment did not consider the potential mitigating effect of management’s plans that had not been fully implemented. Because, as described below, substantial doubt was determined to exist as the result of this initial assessment, management then assessed the mitigating effect of our plans to determine if it is probable that the plans (1) would be effectively implemented within one year after the filing date of this report and (2) when implemented, would mitigate the relevant conditions or events that raise substantial doubt about our ability to continue as a going concern

We achieved significant revenue growth in recent years although profitability has not been at our targeted levels. We have taken steps, including investments in automation, to mitigate headwinds such as labor availability, volatile capacity planning and implementation of operational efficiency targets to proactively monitor production with the overarching goal for profitable growth. During the three months ended March 31, 2022, we undertook measures to increase its total revenues and improve its liquidity position by implementing a Global Competitiveness Program. The main pillars of the Global Competitiveness Program include the following:

•	Focus on higher margin business in growth markets

•	Lower manufacturing costs

•	Reduce infrastructure costs

•	Strategic review of non-core businesses and assets:

In addition, we will continue to focus on regulatory approvals for its DPP SARS-CoV-2 Antigen test system, DPP Respiratory Antigen Panel, and DPP HIV-Syphilis test system. These measures and other plans and initiatives have been designed to provide us with adequate liquidity to meet our obligations for at least the twelve-month period following the filing date of this report. Our execution of those measures and our other plans and initiative continue to depend, however, on factors and uncertainties that are beyond our control, or that may not be addressable on terms acceptable to us or at all. We considered in particular how:

•
The ongoing healthcare and economic impacts of COVID-19 on the global customer base for our non‑COVID-19 products continue to negatively affect the timing and rate of recovery of our revenues from those products by, for example, decreasing the allocation of funding for HIV testing, thereby continuing to adversely affect our liquidity.

•
Although we entered into agreements to distribute third-party COVID-19 products in the United States, our ability to sell those products could be constrained because of staffing and supply chain limitations affecting the suppliers of those products

We further considered how these factors and uncertainties could impact our ability over the next year to meet the obligations specified in the Credit Agreement with the Lender (as defined in Note 7 – Long-Term Debt). Those obligations include covenants requiring: i) minimum cash balance of $3.0 million and ii) minimum total revenue amounts for the twelve months preceding each quarter end. For the next year, the minimum total revenue requirements range from $43.8 million for the twelve months ending June 30, 2022, and $ 48.8 million for the twelve months ending March 31, 2023.   Upon an event of default under the Credit Agreement, the Lender could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. In such an event, there can be no assurance that we would have sufficient liquidity to fund payment of the amounts that would be due under the Credit Agreement or that, if such liquidity were not available, we would be successful in raising additional capital on acceptable terms, or at all, or in completing any other endeavor to continue to be financially viable and continue as a going concern. Our inability to raise additional capital on acceptable terms in the near future, whether for purposes of funding payments required under the Credit Agreement or providing additional liquidity needed for its operations, could have a material adverse effect on its business, prospects, results of operations, liquidity and financial condition.

Accordingly, management determined we could not be certain that our plans and initiatives would be effectively implemented within one year after the filing date of this report. Without giving effect to the prospect of raising additional capital pursuant to our At the Market Offering Agreement dated July 19, 2021 with Craig-Hallum Capital Group LLC or the ATM Agreement, increasing product revenue in the near future or executing other mitigating plans, many of which are beyond our control, it is unlikely that we will be able to generate sufficient cash flows to meet our required financial obligations, including our debt service and other obligations due to third parties. The existence of these conditions raises substantial doubt about our ability to continue as a going concern for the twelve-month period following the filing date of this report.

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

Consolidated Results of Operations

Three Months Ended March 31, 2022 versus Three Months Ended March 31, 2021

The results of operations for the three months ended were as follows (dollars in thousands):

	March 31, 2022		March 31, 2021
TOTAL REVENUES	$18,817	100%	$8,724	100%

OPERATING COSTS AND EXPENSES:
Cost of product sales	15,224	81%	3,548	41%
Research and development expenses	1,654	9%	2,863	33%
Selling, general and administrative expenses	6,946	37%	6,086	70%
Severance and other related costs	3,043	16%	83	1%
TOTAL OPERATING COSTS AND EXPENSES	26,867		12,580

LOSS FROM OPERATIONS	(8,050)		(3,856)

OTHER (EXPENSE) INCOME, NET	(734)		(712)

LOSS BEFORE INCOME TAXES	(8,784)	(47)%	(4,568)	(52)%

Income tax (expense) benefit	(6)		68

NET LOSS	$(8,790)		$(4,500)

Percentages in the table reflect the percent of total revenues.

Total Revenues

Total revenues during the quarter ended March 31, 2022 were $18.8 million, an increase of $10.1 million, or 116%, compared to the quarter ended March 31, 2021. The increase in total revenues is primarily due to higher sales in Latin America, primarily to Bio-Manguinhos for DPP SARS-CoV-2 Antigen tests, and in the United States, partially offset by lower sales volume in our other regions.

Gross Product Margin

Cost of product sales is primarily composed of material, labor, manufacturing overhead, depreciation and amortization, and freight and distribution costs. Gross product margin is net product revenue less cost of product revenue, and gross product margin percentage is gross product margin as a percentage of net product revenue.

Gross product margin increased by $2.8 million, or 592% compared to the quarter ended March 31, 2021. The following schedule calculates gross product margin (dollars in thousands):

	For the three months ended March 31		Favorable/(unfavorable)
	2022	2021	$ Change	% Change
Net product sales	$18,527	$4,025	$14,502	360%
Less: Cost of product sales	(15,224)	(3,548)	(11,676)	329%
Gross product margin	$3,303	$477	$2,826	592%
Gross product margin percentage	18%	12%

The $2.8 million increase in gross product margin was comprised of (a) $1.1  million from favorable product margins  and the impact of fixed manufacturing overhead, and (b) $1.7 million from favorable product sales volume as described under “Total Revenues” above.

Research and Development

This category includes costs incurred for clinical and regulatory affairs and other research and development, as follows (dollars in thousands):

	For the three months ended March 31		Favorable/(unfavorable)
	2022	2021	$ Change	% Change
Clinical and regulatory affairs	$295	$765	$(470)	$(61)%
Other research and development	1,359	2,098	(739)	(35)%
Total research and development	$1,654	$2,863	$(1,209)	(42)%

The decrease in research and development costs for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily associated with work related to pursuing an EUA and 510(k) from the FDA for the DPP SARS-CoV-2 Antigen test system, and an EUA for the DPP Respiratory Panel, each pursuant to awards from the Biomedical Advanced Research and Development Authority, or BARDA (part of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response).

Selling, General and Administrative Expense

Selling, general and administrative expense includes administrative expenses, sales and marketing costs (including commissions), and other corporate items.

The $0.9 million, or 14%, increase in selling, general and administrative expense for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 principally due to increased costs associated with insurance, commissions and professional fees.

Impairment, restructuring, severance and related costs

Impairment, restructuring, severance and related costs include an impairment loss of $3.0 million during the first quarter of 2022 as a result of an impairment of goodwill due to the substantial decrease in our share price at March 31, 2022. The low price per share value at March 31, 2022 caused our book value to exceed our fair value. In the first quarter of 2021, severance charges of $0.1 million were recorded attributable to the elimination of positions.

Other Income (Expense), net

Other income (expense), net consists principally of interest expense, net of interest income earned on our deposits on long-term debt incurred under the Credit Agreement on September 3, 2019, of which $20 million (carrying value of $18.9 million) was outstanding at March 31, 2022. For a description of Credit Agreement, please see “Liquidity and Capital Resources—Sources of Funds—Credit Agreement” below

Liquidity and Capital Resources

Our cash and cash equivalents totaled $24.4 million at March 31, 2022. We are obligated to maintain aggregate unrestricted cash of not less than $3,000,000 at all times under a covenant in the Credit Agreement.

During the three months ended March 31, 2022, we funded our business operations, including capital expenditures and working capital requirements, principally from cash and cash equivalents and our operations used $4.4 million of cash.

Factors and considerations with respect to our liquidity raised substantial doubt as to our ability to continue as a going concern through one year after the date that the accompanying financial statements are being issued. See “Going Concern Considerations” above.

We have considered how the uncertainties around the delivery of the full number of tests covered by customer orders may be affected by limitations of our staffing, supply chain and liquidity and other matters outside our control. We further considered how those uncertainties could impact our ability to meet the obligations specified in the Credit Agreement over the next twelve months, which include (a) a covenant requiring minimum total revenues for the twelve months preceding each quarter end, which requirements range from $43.8 million for the twelve months ending June 30, 2022 to $48.8 million for the twelve months ending March 31, 2023 and (b) an obligation requiring the payment of principal installments, commencing with the payment of $300,000 on September 30, 2022. Upon an event of default under the Credit Agreement, the Lender could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. In such an event, there can be no assurance that we would have sufficient liquidity to fund payment of the amounts that would be due under the Credit Agreement or that, if such liquidity were not available, we would be successful in raising additional capital on acceptable terms, or at all, or in completing any other endeavor to continue to be financially viable and continue as a going concern. Our inability to raise additional capital on acceptable terms or to otherwise generate cash in the near future, whether for purposes of funding payments required under the Credit Agreement or providing additional liquidity needed for our operations, could have a material adverse effect on our business, prospects, results of operations, liquidity and financial condition.

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

Please see note 2 to the accompanying financial statements for additional information regarding our going concern assessment in connection with the accompanying financial statements. You are urged to read carefully the information provided in “Because of our liquidity limitations, we have concluded there is a substantial doubt about our ability to continue as a going concern and we may require additional capital to fund our operations, which capital may not be available to us on acceptable terms or at all” under Part II, Item 1A, “Risk Factors” of this report and “The failure to comply with the terms of the Credit Agreement could result in a default under its terms and, if uncured, could result in action against our pledged assets and dilution of our stockholders” under Part I, Item 1A, “Risk Factors” of our 2021 Form 10-K.

On April 5, 2022, we received a deficiency letter from the Listing Qualifications Department of The Nasdaq Stock Market notifying us that, because the bid price for shares of our common stock had closed below the $1.00 per share minimum bid price requirement for thirty consecutive business days or the Bid Price Requirement, our common stock may be subject to delisting by as early as October 3, 2022 if we have been unable to regain compliance with the Bid Price Requirements or to qualify for an additional period to regain compliance by such date, all as described in more detail in the Current Report on Form 8-K we filed with the SEC on April 7, 2022. There can be no assurance that we will be able to regain compliance with the Bid Price Requirement. Our inability to regain compliance with the Bid Price Requirement would, and the existence of the pending deficiency letter could, materially impair our ability to raise capital.

We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends. We have not entered into, and do not expect to enter into, investments for trading or speculative purposes. Our accounts receivable, accounts payable and inventory balances fluctuate from period to period, which affects our cash flow from operating activities. The amounts of these fluctuations vary depending on cash collections, client mix, raw material lead times, the mix of vendor terms, the timing of shipment of our products and the invoicing of our research and development activities. As of March 31, 2022, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934.

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

•
Interest Rate. Principal outstanding under the Credit Agreement bears interest at a rate per annum equal to the sum of (a) the greater of the one-month London Interbank Offered Rate and 2.5% plus (b) 8.75%. At any time at which an event of default (as described under “—Default Provisions” below) has occurred and is continuing, the interest rate will increase by 4.0%. Accrued interest is payable on a monthly basis. On March 31, 2022, the interest rate was 11.25%.

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

•
Representations and Warranties; Financial and Other Covenants. In the Credit Agreement we made customary representations and warranties as well as customary affirmative and negative covenants, including covenants limiting additional indebtedness, liens, guarantees, mergers and acquisitions, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates, and fundamental changes. The Credit Agreement also contains financial covenants requiring that (i) we maintain aggregate unrestricted cash of not less than $3,000,000 at all times and (ii) we achieve specified minimum rolling four-quarter (“last twelve month”) total revenue amounts as of September 30, 2019 and the last day of each calendar quarter thereafter. For the next year, the minimum total revenue requirements range from $43.8 million for the twelve months ending June 30, 2022, and $ 48.8 million for the twelve months ending March 31, 2023. The minimum total revenue amounts were developed for purposes of the Credit Agreement and do not reflect the internal estimates and plans used by our management and board of directors to understand and evaluate our operating performance, to establish budgets, and to establish operational goals for managing our business. We therefore do not believe that the covenant requirements provide useful information to investors or others in enhancing an understanding of our future prospects.

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

Equity and Equity-Related Securities. On July 19, 2021, we and Craig‑Hallum Capital Group LLC, or Craig-Hallum, entered into the ATM Agreement, pursuant to which we may sell from time to time, at our option, up to an aggregate of $60,000,000 of shares of common stock through Craig‑Hallum, as sales agent. Any sales of shares made pursuant to the ATM Agreement will be made pursuant to our shelf registration statement on Form S‑3 (File No. 333‑254261) and the related prospectus previously declared effective by the SEC on May 5, 2021, as supplemented by a prospectus supplement dated July 19, 2021 that we filed with the SEC, pursuant to Rule 424(b)(5) under the Securities Act, on July 19, 2021, as such prospectus supplement may be amended or supplemented from time to time.

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

We are currently subject to General Instruction I.B.6 to Form S-3, or the Baby Shelf Rule, and the amount of funds we can raise through primary public offerings of securities in any twelve-month period using our existing registration statement on Form S-3 is limited to one-third of the aggregate market value of the voting and non-voting common equity held by non-affiliates. We will be limited by the Baby Shelf Rule until such time as our public float exceeds $75 million.

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

As of the filing date of this report, we have issued and sold pursuant to the ATM Agreement a total of 9,709,328 shares of common stock at a volume-weighted average price of $4.20 per share for gross proceeds of $40.8 million and net proceeds, after giving effect to placement fees and other transaction costs, of $38.8 million. Additional shares of common stock may be issued and sold pursuant to the ATM Agreement, but we cannot provide any assurance that will be able to issue any additional shares under the ATM Agreement at an acceptable price or at all.

Research and Development Awards. Under a contract we entered into with BARDA on December 2, 2020, a total of up to $12.7 million of awards were available from BARDA to assist us in (a) developing, and pursuing an EUA from the FDA for, the DPP Respiratory Antigen Panel and (b) performing the clinical trials for and submitting the DPP SARS-CoV-2 Antigen test system to the FDA for 510(k) clearance. Of the total awards available under this contract, no government grant income was recognized during the three months ended March 31, 2022. The completion of milestones to earn the remaining awards are outside our control, and contingent to the EUA approval by the FDA.

Working Capital. The following table sets forth selected working capital information:

March 31, 2022
(in thousands)
Cash and cash equivalents	$24,399
Accounts receivable, net of allowance for doubtful amounts	9,880
Inventories, net	11,844
Prepaid expenses and other current assets	2,097
Total current assets	48,220
Less: Total current liabilities	(13,632)
Working capital	$34,588

Our cash and cash equivalents at March 31, 2022, were held for working capital purposes. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends. We have not entered into, and do not expect to enter into, investments for trading or speculative purposes. Our accounts receivable and inventory balances fluctuate from period to period, which affects our cash flow from operating activities. Fluctuations vary depending on cash collections, client mix, raw material lead times, the mix of vendor terms, and the timing of shipment of our products and the invoicing of our research and development activities.

Uses of Funds

Cash Flow Used in Operating Activities. Our operations used $4.4 million of cash during the three months ended March 31, 2022, primarily due to a $2.6 million decrease in accounts payable and other accrued liabilities, and a $1.1 million increase in inventory.  Those uses of cash were partially offset by a $1.6 million increase in accounts receivable.

Capital Expenditures. Our capital expenditures totaled $0.3 million in the three months ended March 31, 2022 compared to $1.2 million in prior year period, which were primarily attributable to investments in automated manufacturing equipment, facilities, and other fixed assets.

We have capital purchase obligations of $1.5 million related to additional automated manufacturing equipment with payments expected to come due during 2022 based on vendor performance milestones.

Significant Accounting Policies and Critical Accounting Estimates
There were no significant changes in our accounting policies or critical accounting estimates during the three months ended March 31, 2022 to augment the significant accounting policies or critical accounting estimates disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K, other than those described in the notes to the condensed consolidated financial statements included elsewhere in this report.

Recently Issued Accounting Pronouncements

A discussion of recent accounting pronouncements was included in our 2021 Form 10-K and is updated in Note 2 to the condensed consolidated financial statements included elsewhere in this report.

ITEM 3.	CONTROLS AND PROCEDURES

(a)
Disclosure Controls and Procedures. Under the supervision and with the participation of our senior management, consisting of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that as of March 31, 2022 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our Exchange Act reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

This information is set forth under “Note 6 – Commitments, Contingencies And Concentrations – Litigation” to the Consolidated Financial Statements of this report is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors described in the section captioned Part I, Item 1A, “Risk Factors,” in our 2021 Form 10-K. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section captioned Part I, Item 1A, “Risk Factors” in our 2021 Form 10‑K, which could materially affect our business, financial condition, or future results. Moreover, you should interpret many of the risks identified in our 2021 Form 10-K as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. The risks described in our 2021 Form 10-K and in this report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition, and/or operating results.

Risks Related to Our Business and Our Industry

Our near term success is highly dependent on the success of the our DPP platform, and we cannot be certain that we will succeed in developing one or more of those systems or that, if we do, they will attain market acceptance or be successfully commercialized in the United States or elsewhere.

We do not currently have an Emergency Use Authorization, or EUA, from the U.S. Food and Drug Administration, or FDA, for any of the COVID-19 Diagnostic Test Systems or for our DPP Respiratory Panel. We also do not have a CLIA waiver from the FDA for our DPP HIV-Syphilis test system. Market and regulatory requirements continue to change at a rapid pace. There can be no assurance that, if we make a submission of any future EUA or CLIA waiver application, we will meet the requirements of the prioritization guidance in effect at the time of the submission or otherwise be successful in obtaining either (1) an EUA that would permit us to offer and sell the DPP SARS-CoV-2 Antigen test system or DPP Respiratory Panel in the United States or (2) a CLIA waiver for our DPP HIV-Syphilis test.

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

Of the manufacturers and commercial laboratories to receive an EUA for COVID-19 diagnostics as of September 21, 2021, 88 were for serology tests, 235 were for molecular tests, and 34 were for antigen tests. Customers or the industry as a whole could adopt alternative technologies for testing, including molecular point of care testing, which could result in lower demand for our antigen test. Various advances in the treatment and monitoring of patients could cause lower demand for the COVID-19 Diagnostic Test Systems, including our revised DPP SARS CoV 2 Antigen System or for antigen testing for COVID-19 as a whole.

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

On February 4, 2020, the U.S. Department of Health and Human Services issued a declaration that the threat to public health posed by COVID-19 justify the emergency use of unapproved in vitro diagnostics for the detection or diagnosis of SARS-CoV-2. Under Section 564 of the Food, Drug, and Cosmetic Act, because the U.S. Department of Health and Human Services has issued this declaration, the Commissioner of the FDA is authorized to issue EUAs to permit certain developers of SARS-CoV-2 diagnostics to begin offering the tests for detection and diagnosis of COVID-19 without having completed the normally applicable FDA review and clearance or approval process for marketing authorization. We received an EUA for the DPP COVID-19 IgM/IgG System on April 14, 2020, which was subsequent revoked by the FDA on June 16, 2020. Such revocation precludes the sale of DPP COVID-19 IgM/IgG Systems in the United States unless and until a further regulatory approval or authorization is obtained. We have not received a subsequent EUA for any of the COVID-19 Diagnostic Test Systems. Moreover, market and regulatory requirements continue to change at a rapid pace. The FDA has announced, for example, that it intends to update its EUA templates with additional considerations related to the impact of genetic variants on test performance as the FDA learns more about the COVID-19 disease and its knowledge in this area progresses. The time required to obtain marketing authorizations and other approvals from regulatory authorities is unpredictable. The standards that the FDA and its foreign counterparts use when evaluating clinical trial data can change, and do often change, during development, which makes it difficult to predict with any certainty how they will be applied. If we make future submissions to the FDA, we may also encounter unexpected delays or increased costs due to new government regulations, including future legislation or administrative action, or changes in FDA policy during the period of FDA regulatory review. There can be no assurance that if we are to make a submission of any future EUA application, we will be successful in obtaining an EUA that would permit us to offer and sell any COVID-19 Diagnostic Test System in the United States.

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

The EU landscape concerning medical devices recently evolved. On May 25, 2017, the E.U. In-Vitro Diagnostic Regulation entered into force, which repeals and replaces the Council Directive 98/79/EC, or E.U. In-Vitro Diagnostic Directive. Unlike directives, which must be implemented into the national laws of the EU member states, regulations are directly applicable (i.e., without the need for adoption of E.U. member state laws implementing them) in all E.U. member states and are intended to eliminate current differences in the regulation of medical devices among E.U. member states. Devices lawfully placed on the market pursuant to the E.U. In-Vitro Diagnostic Directive prior to May 26, 2022 may generally continue to be made available on the market or put into service until May 26, 2027, provided that the requirements of the transitional provisions are fulfilled. In particular, the certificate in question must still be valid. However, even in this case, manufacturers must comply with a number of new or reinforced requirements set forth in the E.U. In-Vitro Diagnostic Regulation with regard to registration of economic operators and of devices, post-market surveillance, market surveillance and vigilance requirements.

Subject to the transitional provisions, in order to sell our products in E.U. member states, our products must comply with the general safety and performance requirements of the E.U. In-Vitro Device Regulation, which repeals and replaces EU In-Vitro Diagnostic Directive. Compliance with these requirements is a prerequisite to be able to affix the CE mark to our products, without which they cannot be sold or marketed in the EU. To demonstrate compliance with the general safety and performance requirements, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. Except for low risk medical devices (Class I), where the manufacturer can self-assess the conformity of its products with the general safety and performance requirements (except for any parts which relate to sterility, metrology or reuse aspects), a conformity assessment procedure requires the intervention of a notified body. The notified body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. If satisfied that the relevant product conforms to the relevant general safety and performance requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the E.U. If we fail to comply with applicable laws and regulations, we would be unable to affix the CE mark to our products, which would prevent us from selling them within the E.U.

We must inform the notified body that carried out the conformity assessment of the medical devices that we market or sell in the E.U. and the EEA of any planned substantial changes to our quality system or substantial changes to our medical devices that could affect compliance with the general safety and performance requirements laid down in Annex I to the E.U. In-Vitro Diagnostic Regulation or cause a substantial change to the intended use for which the device has been CE marked. The notified body will then assess the planned changes and verify whether they affect the products’ ongoing conformity with the E.U. In-Vitro Diagnostic Regulation. If the assessment is favorable, the notified body will issue a new certificate of conformity or an addendum to the existing certificate attesting compliance with the general safety and performance requirements and quality system requirements laid down in the Annexes to the E.U. In-Vitro Diagnostic Regulation.

Financial, Economic and Financing Risks

Because of our liquidity limitations, we have concluded there is a substantial doubt about our ability to continue as a going concern and we may require additional capital to fund our operations, which capital may not be available to us on acceptable terms or at all.

As described under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations─Going Concern Considerations” and “─Liquidity and Capital Resources,” management has determined we could not be certain that our plans and initiatives to increase our total revenues and improve our liquidity position would be effectively implemented within one year after the filing date of this report, when the accompanying financial statements are being issued. Without giving effect to the prospect of raising additional capital pursuant to our at-the-market offerings under the ATM Agreement, increasing product revenue in the near future or executing other mitigating plans, many of which are beyond our control, it is unlikely that we will be able to generate sufficient cash flows to meet our required financial obligations, including our debt service and other obligations due to third parties. The existence of these conditions raises substantial doubt about our ability to continue as a going concern for the twelve-month period following the filing date of this report, when the accompanying financial statements are being issued.

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

As of March 31, 2022, our loan balance, net of unamortized discounts and debt issuance costs, of $18.9 million under the Credit Agreement. We may face further liquidity challenges if we are unable to meet obligations set forth in the Credit Agreement, including a financial covenant requiring that we achieve specified minimum total revenue amounts measured as of the end of each quarter. A breach of the minimum total revenue covenant or any other covenant in the Credit Agreement would result in a default under the Credit Agreement, which could enable the Lender to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. We cannot assure you that, in such an event, we would have sufficient assets to pay amounts due under the Credit Agreement.

As a result, we may need to raise capital in one or more debt or equity offerings to fund our operations and obligations. There can be no assurance, however, that we will be successful in raising the necessary capital or that any such offering will be available to us on terms acceptable to us, or at all. If we are unable to raise additional capital that may be needed on terms in sufficient amounts or on terms acceptable to us, it could have a material adverse effect on our company. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue our deliveries under our outstanding customer purchase orders or the development or commercialization of one or more of our products or one or more of our other research and development initiatives. The effects of COVID-19 have significantly disrupted world financial markets and negatively impacted U.S. market conditions, and they may reduce opportunities for us to seek out additional funding. A decline in the market price of our common stock, whether or not coupled with the suspension of trading of our common stock on the Nasdaq Capital Market, could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate, or at all. Moreover, on April 5, 2022, we received a deficiency letter from the Listing Qualifications Department of The Nasdaq Stock Market notifying us that, because the bid price for shares of our common stock had closed below the $1.00 per share minimum Bid Price Requirement for thirty consecutive business days, our common stock may be subject to delisting by as early as October 3, 2022 if we have been unable to regain compliance with the Bid Price Requirements or to qualify for an additional period to regain compliance by such date, all as described in more detail in the Current Report on Form 8-K we filed with the SEC on April 7, 2022. There can be no assurance that we will be able to regain compliance with the Bid Price Requirement. Our inability to regain compliance with the Bid Price Requirement would, and the existence of the pending deficiency letter could, materially impair our ability to raise capital.

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

Additionally, we are currently subject to the Baby Shelf Rule and the amount of funds we can raise through primary public offerings of securities in any 12-month period using our registration statement on Form S-3 is limited to one-third of the aggregate market value of the voting and non-voting common equity held by non-affiliates. We will be limited by the Baby Shelf Rule until such time, if any, as our public float exceeds $75 million.

ITEM 6.	EXHIBITS

Number	Description
10.1†*
Employment Agreement, dated as of December 30, 2021 and effective as of January 5, 2022, between Chembio Diagnostics, Inc. and Lawrence J. Steenvoorden (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 6, 2022)

10.2†
Amendment No. 1 dated February 9, 2022 between Chembio Diagnostics, Inc. and Richard L. Eberly, amending the Employment Agreement dated March 4, 2020 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 14, 2022)

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

Chembio Diagnostics, Inc.

Date: May 5, 2022	By: /s/ Richard Eberly
Richard Eberly
Chief Executive Officer and President

Date: May 5, 2022	By: /s / Lawrence J. Steenvoorden
Lawrence J. Steenvoorden
Chief Financial Officer and Executive Vice President