Form 10-Q
period 2022-06-30
CHEMBIO DIAGNOSTICS, INC.
filed 2022-08-05
CIK 1092662

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2022

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

As of July 29, 2022, the registrant had 30,224,606 shares outstanding of its common stock, $.01 par value.

Quarterly Report on Form 10-Q
For The Quarterly Period Ended
June 30, 2022

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

Forward-looking statements and statistical estimates inherently involve risks and uncertainties that could cause actual results to differ materially from those predicted or expressed in this report. These risks and uncertainties include those described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, or our 2021 Form 10-K, as filed with the Securities and Exchange Commission or the SEC, on March 3, 2022, Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, as filed with the SEC on May 5, 2022, and in Part II, Item 1A, “Risk Factors,” of this report. You should interpret many of the risks identified in these reports as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. Investors are cautioned not to place undue reliance on any forward-looking statements or statistical estimates, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement or statistical estimate, whether as a result of new information, future events or otherwise.

PART I

Item 1. FINANCIAL STATEMENTS
 CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2022	December 31, 2021
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$22,837,453	$28,772,892
Accounts receivable, net of allowance for doubtful accounts of $242,671 and $243,042 at June 30, 2022 and December 31, 2021, respectively	4,255,944	11,441,107
Inventories, net	11,308,660	12,920,451
Prepaid expenses and other current assets	2,498,447	2,096,399
TOTAL CURRENT ASSETS	40,900,504	55,230,849

FIXED ASSETS:
Property, plant and equipment, net	8,843,954	8,556,773
Finance lease right-of-use asset, net	172,676	191,870

OTHER ASSETS:
Operating lease right-of-use assets, net	5,841,382	5,891,906
Goodwill	-	3,022,787
Deposits and other assets	297,024	358,010

TOTAL ASSETS	$56,055,540	$73,252,195

- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$10,051,649	$13,127,993
Current portion of long-term debt	3,000,000	1,200,000
Operating lease liabilities	905,516	886,294
Finance lease liabilities	73,724	68,176
TOTAL CURRENT LIABILITIES	14,030,889	15,282,463

OTHER LIABILITIES:
Long-term operating lease liabilities	5,877,063	5,976,151
Long-term finance lease liabilities	115,943	139,678
Long-term debt, net	16,126,833	17,589,003

TOTAL LIABILITIES	36,150,728	38,987,295

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock - 10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.01 par value; 100,000,000 shares authorized; 30,272,663 shares and 30,104,986 shares issued at June 30, 2022 and December 31, 2021, respectively	302,727	301,050
Additional paid-in capital	167,041,203	165,772,636
Accumulated deficit	(146,746,597)	(131,009,860)
Treasury Stock, 48,057 shares at cost, at June 30, 2022 and December 31, 2021	(206,554)	(206,554)
Accumulated other comprehensive loss	(485,967)	(592,372)
TOTAL STOCKHOLDERS’ EQUITY	19,904,812	34,264,900

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,055,540	$73,252,195

See accompanying notes to condensed consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
REVENUES:
Net product sales	$8,858,146	$3,931,383	$27,385,602	$7,956,045
R&D and grant revenue	8,046	727	26,219	1,107,366
Government grant income	-	2,280,000	-	5,630,000
License and royalty revenue	295,238	250,000	566,220	493,058
TOTAL REVENUES	9,161,430	6,462,110	27,978,041	15,186,469

COSTS AND EXPENSES:
Cost of product sales	8,086,849	4,039,696	23,310,710	7,588,137
Research and development expenses	2,042,351	2,796,981	3,696,057	5,660,319
Selling, general and administrative expenses	5,249,980	6,001,353	12,196,250	12,086,422
Impairment, restructuring, severance and related costs	-	1,961,156	3,043,179	2,044,243
TOTAL COSTS AND EXPENSES	15,379,180	14,799,186	42,246,196	27,379,121

LOSS FROM OPERATIONS	(6,217,750)	(8,337,076)	(14,268,155)	(12,192,652)

OTHER EXPENSE:
Interest (expense) income, net	(728,414)	(727,374)	(1,461,976)	(1,439,851)

LOSS BEFORE INCOME TAXES	(6,946,164)	(9,064,450)	(15,730,131)	(13,632,503)

Income tax (expense)/benefit	(279)	65	(6,606)	67,955

NET LOSS	$(6,946,443)	$(9,064,385)	$(15,736,737)	$(13,564,548)

Basic and diluted loss per share	$(0.23)	$(0.45)	$(0.52)	$(0.67)

Weighted average number of shares outstanding, basic and diluted	30,222,758	20,219,617	30,156,768	20,191,657

See accompanying notes to condensed consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net loss	$(6,946,443)	$(9,064,385)	$(15,736,737)	$(13,564,548)
Other comprehensive income/(loss):
Foreign currency translation adjustments, net of tax	(241,746)	301,102	106,405	(154,620)
Comprehensive loss	$(7,188,189)	$(8,763,283)	$(15,630,332)	$(13,719,168)

See accompanying notes to condensed consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	For the six months ended June 30, 2022
	Common Stock		Additional Paid-in-Capital	Treasury Stock		Accumulated Deficit	AOCI	Total
	Shares	Amount		Shares	Amount
Balance at December 31, 2021	30,104,986	$301,050	$165,772,636	(48,057)	$(206,554)	$(131,009,860)	$(592,372)	$34,264,900

Common Stock:
Restricted stock issued	164,930	1,649	264,437	-	-	-	-	266,086
Restricted stock compensation	-	-	229,563	-	-	-	-	229,563
Shares tendered for withholding taxes	-	-	(38,514)	-	-	-	-	(38,514)

Options:
Stock option compensation	-	-	255,254	-	-	-	-	255,254

Comprehensive income	-	-	-	-	-	-	348,151	348,151

Net loss	-	-	-	-	-	(8,790,294)	-	(8,790,294)

Balance at March 31, 2022	30,269,916	$302,699	$166,483,376	(48,057)	$(206,554)	$(139,800,154)	$(244,221)	$26,535,146

Common Stock:
Restricted stock issued	2,747	28	(28)	-	-	-	-	-
Restricted stock compensation	-	-	276,024	-	-	-	-	276,024
Shares tendered for withholding taxes	-	-	(1,154)	-	-	-	-	(1,154)

Options:
Stock option compensation	-	-	282,985	-	-	-	-	282,985

Comprehensive loss	-	-	-	-	-	-	(241,746)	(241,746)

Net loss	-	-	-	-	-	(6,946,443)	-	(6,946,443)

Balance at June 30, 2022	30,272,663	$302,727	$167,041,203	(48,057)	$(206,554)	$(146,746,597)	$(485,967)	$19,904,812

See accompanying notes to condensed consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	For the six months ended June 30, 2021
	Common Stock		Additional Paid-in-Capital	Treasury Stock		Accumulated Deficit	AOCI	Total
	Shares	Amount		Shares	Amount
Balance at December 31, 2020	20,223,498	$202,235	$124,961,514	(41,141)	$(190,093)	$(97,106,331)	$(90,916)	$27,776,409

Common Stock:
Restricted stock issued	62,197	622	58,909	-	-	-	-	59,531
Restricted stock compensation	-	-	309,010	-	-	-	-	309,010
Shares tendered for withholding taxes	-	-	(115,059)	-	-	-	-	(115,059)

Options:
Stock option compensation	-	-	211,140	-	-	-	-	211,140

Comprehensive loss	-	-	-	-	-	-	(455,722)	(455,722)

Net loss	-	-	-	-	-	(4,500,163)	-	(4,500,163)

Balance at March 31, 2021	20,285,695	$202,857	$125,425,514	(41,141)	$(190,093)	$(101,606,494)	$(546,638)	$23,285,146

Common Stock:
Restricted stock issued	51,677	517	(517)	-	-	-	-	-
Restricted stock compensation	-	-	288,053	-	-	-	-	288,053
Shares tendered for withholding taxes	-	-	(4,454)	-	-	-	-	(4,454)

Options:
Stock option compensation	-	-	297,791	-	-	-	-	297,791

Comprehensive income	-	-	-	-	-	-	301,102	301,102

Net loss	-	-	-	-	-	(9,064,385)	-	(9,064,385)

Balance at June 30, 2021	20,337,372	$203,374	$126,006,387	(41,141)	$(190,093)	$(110,670,879)	$(245,536)	$15,103,253

See accompanying notes to condensed consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
(Unaudited)

	June 30, 2022	June 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers and grants	$35,162,834	$14,493,073
Cash paid to suppliers and employees	(38,112,997)	(28,559,938)
Cash paid for operating leases	(722,204)	(696,188)
Cash paid for finance leases	(9,166)	(10,312)
Interest and taxes, net	(1,120,612)	(1,135,295)
Net cash used in operating activities	(4,802,145)	(15,908,660)

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent application costs	-	(28,023)
Acquisition of and deposits on fixed assets	(1,135,332)	(1,270,989)
Net cash used in investing activities	(1,135,332)	(1,299,012)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of withholding tax on stock award	(39,668)	(119,513)
Payments on finance lease	(34,421)	(29,820)
Net cash used in financing activities	(74,089)	(149,333)

Effect of exchange rate changes on cash	76,127	(144,947)
DECREASE IN CASH AND CASH EQUIVALENTS	(5,935,439)	(17,501,952)
Cash and cash equivalents - beginning of the period	28,772,892	23,066,301

Cash and cash equivalents - end of the period	$22,837,453	$5,564,349

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:

Net loss	$(15,736,737)	$(13,564,548)
Adjustments:
Depreciation and amortization	1,211,567	1,390,897
Share based compensation	1,309,912	1,165,632
Non-cash inventory adjustment	335,524	863,612
Benefit from deferred tax liability	-	(69,941)
Provision of (recovery of) doubtful accounts	(371)	(103,258)
Impairment	3,033,565	1,273,945
Changes in assets and liabilities:
Accounts receivable	7,185,534	503,563
Inventories	1,276,267	(4,067,502)
Prepaid expenses and other current assets	(402,048)	(285,825)
Deposits and other assets	60,986	138,698
Accounts payable and accrued liabilities	(3,076,344)	(1,951,422)
Deferred revenue	-	(1,202,511)
Net cash used in operating activities	$(4,802,145)	$(15,908,660)

See accompanying notes to condensed consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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

The Company’s product portfolio is based upon our proprietary DPP technology, a diagnostic platform that provides high-quality, cost-effective results in 15 to 20 minutes using fingertip blood, nasal swabs and other sample types. The DPP technology platform addresses the rapid diagnostic test market, which includes infectious diseases such as sexually transmitted infections and HIV, Gastroenterology and Women’s Health. Compared with traditional lateral flow technology, the DPP technology platform can provide:

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

•
Objective results: For some diagnostic applications, the Company’s easy-to-use, highly portable, battery-operated DPP Micro Reader optical analyzers can report accurate results in approximately 15 seconds, making it well-suited for decentralized testing where real-time results enable patients to be clinically assessed while they are still on site. Objective results produced by the DPP Micro Reader can reduce the possibility of the types of human error that can be experienced in the visual interpretations required by many rapid tests.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of Chembio and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  Certain reclassifications have been made to the unaudited condensed consolidated balance sheet of the prior year to conform to the current year presentation.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC.

Going Concern Considerations

The Company continued to experience market, clinical trial and regulatory complications in seeking to develop and commercialize a portfolio of COVID-19 test systems during the continuing, but evolving, uncertainty resulting from COVID‑19. For the three and six months ended June 30, 2022, the Company also continued to incur significant expenses in connection with pending legal matters (see Note 6 – Commitments, Contingencies, and Concentrations: Litigation).

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

The Company achieved significant revenue growth in recent years while profitability has not been at levels as expected. It has taken steps including investments in automation to mitigate headwinds such as labor availability, volatile capacity planning and implementation of operational efficiency targets to proactively monitor production with the overarching goal of profitable growth. The Company undertook measures to increase its total revenues and improve its liquidity position by continuing to develop the Global Competitiveness Program. The main pillars of the Global Competitiveness Program include the following:

•	Focus on higher margin business in growth markets

•	Lower manufacturing costs

•	Reduce infrastructure costs

•	Strategic review of non-core businesses and assets

In addition, the Company will continue to focus on regulatory approvals for its DPP SARS-CoV-2 Antigen test system, DPP Respiratory Antigen Panel, and DPP HIV-Syphilis test system. These measures and other plans and initiatives have been designed to provide the Company with adequate liquidity to meet its obligations for at least the twelve-month period following the date the accompanying unaudited condensed consolidated financial statements are being issued. The Company’s execution of its plans continue to depend, however, on factors and uncertainties that are beyond the Company’s control, or that may not be addressable on terms acceptable to the Company or at all. The Company considered in particular how:

•
The ongoing healthcare and economic impacts of COVID-19 on the global customer base for the Company’s non‑COVID-19 products continue to negatively affect the timing and rate of recovery of the Company’s revenues from those products.

•
Although the Company has entered into agreements to distribute third-party COVID-19 products in the United States, its ability to sell those products could be constrained because of staffing and supply chain limitations affecting the suppliers of those products.

The Company further considered how these factors and uncertainties could impact its ability over the next year to meet the obligations specified in the Credit Agreement with the Lender (as defined in Note 7 – Long-Term Debt). Those obligations include covenants requiring: i) minimum cash balance of $3.0 million and ii) minimum total revenue amounts for the twelve months preceding each quarter end. For the next four quarters, the minimum total revenue requirements range from $45.6 million for the twelve months ending September 30, 2022 to $50.1 million for the twelve months ending June 30, 2023.  Upon an event of default under the Credit Agreement, the Lender could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. In such an event, there can be no assurance that the Company would have sufficient liquidity to fund payment of the amounts that would be due under the Credit Agreement or that, if such liquidity were not available, the Company would be successful in raising additional capital on acceptable terms, or at all, or in completing any other endeavor to continue to be financially viable and continue as a going concern. The Company’s inability to raise additional capital on acceptable terms in the near future, whether for purposes of funding payments required under the Credit Agreement or providing additional liquidity needed for its operations, could have a material adverse effect on its business, prospects, results of operations, liquidity and financial condition.

Accordingly, management determined the Company could not be certain that the Company’s plans and initiatives would be effectively implemented within one year after the date on which the accompanying unaudited condensed consolidated financial statements are being issued. Without giving effect to the prospect of raising additional capital, increasing product revenue in the near future or executing other mitigating plans, many of which are beyond the Company’s control, it is unlikely that the Company will be able to generate sufficient cash flows to meet its required financial obligations, including its debt service and other obligations due to third parties. The existence of these conditions raises substantial doubt about the Company’s ability to continue as a going concern for the twelve-month period following the date on which the accompanying unaudited condensed consolidated financial statements are being issued.

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

During the three and six months ended June 30, 2022, there have been no significant changes to the Company’s summary of significant accounting policies contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC.

(c)	Fair Value of Financial Instruments:

The carrying values for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value due to the immediate or short-term maturity of these financial instruments. Included in cash and cash equivalents were $ 17.1 million and $25.0 million as of June 30, 2022 and December 31, 2021, respectively, of money market funds that are Level 1 fair value measurements under the hierarchy. The fair value of the Company’s total debt of $20.0 million (carrying value of $19.1 million) and $20.0 million (carrying value of $18.8 million) as of June 30, 2022 and December 31, 2021 respectively, is a Level 2 fair value measurement under the hierarchy and the Company’s debt face value approximates the recorded value, as the rate is based upon the current rates available to the Company for similar financial instruments.

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

There were 3,776,436 and 1,867,045 options outstanding as of June 30, 2022 and 2021, respectively, that were not included in the calculation of diluted per common share equivalents for the three and six months ended June 30, 2022 and 2021, respectively, because the effect would have been anti-dilutive.

There were 1,759,307 and 803,062 shares of restricted stock outstanding as of June 30, 2022 and 2021, respectively, that were not included in the calculation of diluted per common share equivalents for the three and six months ended June 30, 2022 and 2021, respectively, because the effect would have been anti-dilutive.

(f)	Income Taxes:

At the end of each interim reporting period, the Company estimates its effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis, and may change in subsequent interim periods. Accordingly, the Company’s effective tax rate for the three months ended June 30, 2022 and 2021 was 0.0%  and (1.1)% respectively.  For the six months ended June 30, 2022 and 2021 the effective tax rate was (0.04)% and 0.51% respectively. The Company’s effective tax rates for both periods were affected primarily by a full valuation allowance on domestic net deferred tax assets.

(g)	Recently Issued Accounting Standards Affecting the Company:

Recently Adopted

ASU 2021-10 - Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance

In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which creates Accounting Standards Codification (“ASC”) 832 and aims to provide increased transparency by requiring business entities to disclose information about certain types of government assistance they receive in the notes to the financial statements. The disclosure requirements in ASC 832 only apply to transactions with a government that are accounted for by analogizing to either a grant model (for example, in International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance), or a contribution model (for example, in ASC 958-605, Not-for-Profit Entities – Revenue Recognition). The FASB broadly defined “government assistance” in ASC 832 to ensure that assistance received from most types of governmental entities or other related organizations would be disclosed.  Entities are required to provide the new disclosures prospectively for all transactions with a government entity that are accounted for under either a grant or a contribution accounting model and are reflected in the financial statements at the date of initially applying the new amendments, and to new transactions entered into after that date. Retrospective application of the guidance is permitted. The Company adopted the standard effective January 1, 2022 and has determined that the adoption did not have an impact on the Company’s consolidated financial statements.

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

NOTE 3 — REVENUE:

Disaggregation of Revenue

The following table disaggregates Total Revenues by revenue type:

	Three Months Ended			Three Months Ended
	June 30, 2022			June 30, 2021
	Exchange Transactions	Non-Exchange Transactions	Total	Exchange Transactions	Non-Exchange Transactions	Total
Net product sales	$8,858,146	$-	$8,858,146	$3,931,383	$-	$3,931,383
R&D and grant revenue	8,046	-	8,046	727	-	727
Government grant income	-	-	-	-	2,280,000	2,280,000
License and royalty revenue	295,238	-	295,238	250,000	-	250,000
	$9,161,430	$-	$9,161,430	$4,182,110	$2,280,000	$6,462,110

	Six Months Ended			Six Months Ended
	June 30, 2022			June 30, 2021
	Exchange Transactions	Non-Exchange Transactions	Total	Exchange Transactions	Non-Exchange Transactions	Total
Net product sales	$27,385,602	$-	$27,385,602	$7,956,045	$-	$7,956,045
R&D and grant revenue	26,219	-	26,219	1,107,366	-	1,107,366
Government grant income	-	-	-	-	5,630,000	5,630,000
License and royalty revenue	566,220	-	566,220	493,058	-	493,058
	$27,978,041	$-	$27,978,041	$9,556,469	$5,630,000	$15,186,469

Exchange transactions are recognized in accordance with ASC 606, while non-exchange transactions are recognized in accordance with ASU No. 2018-08.

The following table disaggregates Total Revenues by geographic location:

	For the three months ended		For the six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Africa	$3,144,599	$1,466,356	$3,911,951	$2,811,214
Asia	439,661	53,592	455,219	270,547
Europe & Middle East	1,299,000	806,209	2,022,745	3,406,485
Latin America	834,689	487,517	13,392,079	745,536
United States	3,443,481	3,648,436	8,196,047	7,952,687
	$9,161,430	$6,462,110	$27,978,041	$15,186,469

NOTE 4 — INVENTORY:

Inventories are presented net of reserves and consist of the following at:

	June 30, 2022	December 31, 2021
Raw materials	$6,661,210	$7,306,095
Work in process	1,471,848	3,556,878
Finished goods	3,175,602	2,057,478
	$11,308,660	$12,920,451

During the three months ended June 30, 2022 and  2021, the Company recognized a $0.3 million and $0.9 million charge, respectively, related to the write-down of inventory.

NOTE 5 — STOCKHOLDERS’ EQUITY:

(a)	Common Stock

During the three and six months ending June 30, 2022 and 2021, there were no options exercised.

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

(d)	Options, Restricted Stock, and Restricted Stock Units

The Board or its Compensation Committee may make grants of options, restricted stock, and restricted stock units pursuant to equity incentive plans that have been approved by Chembio’s stockholders.

NOTE 6 — COMMITMENTS, CONTINGENCIES, AND CONCENTRATIONS:

a)	Concentrations:

The following table discloses product sales the Company had to each customer that purchased in excess of 10% of the Company’s net product sales for the periods indicated:

	For the three months ended					For the six months ended						Accounts Receivable as of
	June 30, 2022		June 30, 2021			June 30, 2022		June 30, 2021				June 30, 2022	December 31, 2021
	Product Sales	% of Product Sales	Product Sales		% of Product Sales	Product Sales	% of Product Sales	Product Sales		% of Product Sales
Customer 1	$1,947,390	22%	$	*	*	$3,431,910	$13%	$	*	$	*	$1,534,560	$	*
Customer 2	1,729,310	20%		1,014,638	26%	*	*		1,151,615		15%	1,066,340		1,433,305
Customer 3	1,633,957	18%		*	*	*	*		*		*	996,619		*
Customer 4	*	*		*	*	12,339,644	45%		*		*	399,420		7,672,845

Revenue includes product sales only, while accounts receivable reflects the total due from the customer, including freight.

The following table discloses purchases the Company had to each vendor that purchased in excess of 10% of the Company’s net purchases for the periods indicated:

	For the three months ended					For the six months ended						Accounts Payable as of
	June 30, 2022		June 30, 2021			June 30, 2022		June 30, 2021				June 30, 2022	December 31, 2021
	Purchases	% of Purchases	Purchases		% of Purchases	Purchases	% of Purchases	Purchases		% of Purchases
Vendor 1	*	*		*	*	*	*		*		*	*		1,361,383
Vendor 2	*	*		*	*	1,589,033	15%		*		*	166,945		353,097
Vendor 3	$1,317,233	19%	$	*	*	$3,640,838	$35%	$	*	$	*	$187,630	$	*

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

We have capital purchase obligations of $0.5 million related to additional automated manufacturing equipment with payments expected to come due during 2022 based on vendor performance milestones.

The Company has a minimum volume commitment of 10 million STAT-PAK units to be manufactured by Reszon through December 31, 2024.

b)	Employment Contracts:

The Company has multi-year contracts with three key employees. The contracts call for salaries presently aggregating $1,178,000 per year. The contracts expire in December 2022 and December 31, 2024. The following table is a schedule of future minimum salary commitments:

2022	$589,000
2023	383,000
2024	383,000

c)	Benefit Plan:

Chembio has a 401(k) plan established for the Company’s employees whereby it matches 40% of the first 5% of salary (or up to 2% of salary) that an employee contributes to the plan. Matching contribution expenses totaled approximately $37,778 and $29,933 for the three months ended June 30, 2022 and 2021, respectively. Matching contribution expenses totaled approximately $104,913 and $65,388 for the six months ended June 30, 2022 and 2021, respectively.

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

The components of lease expense were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Operating lease expense	$372,232	$402,329	$775,617	$810,795

Finance lease cost
Amortization of right-of-use assets	$17,850	$17,038	35,429	32,796
Interest on lease liabilities	4,480	5,368	9,166	10,312
Total finance lease expense	$22,330	$22,406	$44,595	$43,108

Supplemental cash flow information related to leases was as follows.

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$361,325	$348,317	$722,204	$696,188
Operating cash flows for finance leases	4,480	5,368	9,166	10,312
Financing cash flows for finance leases	17,491	15,538	34,421	29,820
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	-	25,609	16,234	25,609
Operating leases	717,956	694,668	717,956	694,668

Supplemental balance sheet information related to leases was as follows:

	June 30, 2022	June 30, 2021
Finance Leases
Finance lease right of use asset	$356,997	$340,762
Accumulated depreciation	(184,321)	(114,815)
Finance lease right of use asset, net	$172,676	$225,947

Weighted Average Remaining Lease Term
Operating leases	7.0 years	7.9 years
Finance leases	2.4 years	3.4 years

Weighted Average Discount Rate
Operating leases	8.75%	8.73%
Finance leases	9.05%	8.43%

Maturities of lease liabilities were as follows.

	June 30, 2022		June 30, 2021
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2022	$731,574	$43,942	$708,344	$41,812
2023	1,428,820	87,884	1,447,249	83,624
2024	1,220,150	60,116	1,221,017	83,624
2025	1,049,441	16,731	1,018,875	55,856
2026	1,080,925	5,940	1,049,442	12,471
Thereafter	3,643,521	355	4,724,446	1,680
Total lease payments	$9,154,431	$214,968	$10,169,373	$279,067
Less: imputed interest	2,371,852	25,301	2,909,688	39,166
Total	$6,782,579	$189,667	$7,259,685	$239,901

e)	Litigation:

SEC Investigation

The SEC is conducting a non-public, fact-finding investigation relating to the public offering of common stock that Chembio completed in May 2020 (the “May 2020 Offering”) and to the FDA’s revocation in June 2020 of an emergency use authorization for the DPP COVID-19 IgM/IgG system that was issued by the FDA in April 2020. Chembio received subpoenas from the SEC in July 2020 and April 2021 seeking the production of documents in connection with this investigation. In addition, the SEC delivered subpoenas in April 2021 to five of Chembio’s employees (including its three executive officers, who consist of its Chief Executive Officer and President, its former Executive Vice President and Chief Financial Officer, and its Executive Vice President and Chief Scientific and Technology Officer). An additional subpoena was issued in June 2021 to Chembio’s former Interim Chief Executive Officer and Executive Chair. Each subpoena requested the production of documents relating to the same matters as are the subject of the subpoenas Chembio received. One current employee, the Chief Executive Officer, also received a testimonial subpoena from the SEC. Chembio and the six individuals are cooperating fully in the SEC’s investigation and expect to continue to do so.

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

The Court issued its Opinion and Order (the “February 23 Order”) on the defendants’ motions to dismiss on February 23, 2022. In its February 23 Order, the Court: (i) dismissed Counts I and II without prejudice as to all defendants named in those Counts except the Underwriter Defendants as to which Counts I and II were not dismissed; (ii) dismissed Count III without prejudice as to all defendants named in that Count; and (iii) dismissed Counts IV and V with prejudice as to all defendants named in those Counts. The Court gave Lead Plaintiffs fourteen days within which to attempt to replead their claims under the Securities Act against Chembio, Ms. Page, Mr. Goldman, Ms. Davis, Ms. Polan and Mr. Potthoff.

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

On April 28, 2022, Lead Plaintiffs expressed a willingness to participate in a mediation with the Chembio Defendants.  Thereafter, on July 14, 2022, all parties in the In re Chembio Diagnostics, Inc. Securities Litigation action participated in a mediation.  The mediation was adjourned without an agreement to resolve the action, but the parties are continuing to discuss a potential negotiated resolution with the mediator’s assistance.

On July 21, 2022, the Court denied Lead Plaintiffs’ motion for partial reconsideration.  Lead Plaintiffs filed their Second Consolidated Amended Complaint (the “SAC”) on July 26, 2022.  The SAC purports to allege three counts under the Securities Act on behalf of the Securities Act Class.  Count I purports to allege a claim for violation of Section 11 of the Securities Act against Chembio, Ms. Page, Mr. Goldman, Ms. Davis, Dr. Polan, Dr. Potthoff and the Underwriter Defendants.  Count II purports to allege a claim for violation of Section 12 of the Securities Act against Chembio, Ms. Page, and the Underwriter Defendants.  Count III purports to allege a claim under Section 15 of the Securities Act against Ms. Page, Mr. Goldman, Ms. Davis, Dr. Polan and Dr. Potthoff.

In order to facilitate the parties’ ongoing discussions concerning a potential settlement, the parties have agreed that the defendants may have until August 23, 2022 within which to respond to the SAC.  The defendants have accordingly submitted a letter to the Court requesting that the date by which they are required to respond to the SAC be moved to August 23, 2022; the Court granted the defendants' request on August 1, 2022. At this stage of the litigation, the Company is not able to predict the probability of a favorable or unfavorable outcome.

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

The Wong complaint requests a declaration that the individual defendants have breached or aided and abetted the breach of their fiduciary duties to Chembio, an award of damages to Chembio, restitution, and an award of the plaintiff’s costs and disbursements in the action, including reasonable attorneys’ and experts’ fees, costs and expenses, and improvements to Chembio’s corporate governance and internal procedures regarding compliance with laws. Pursuant to a stipulation by which the individual defendants named in the Wong complaint agreed to waive service of process, the Court ordered that the time for defendants to answer or otherwise respond to the complaint be extended to November 19, 2020. The parties subsequently entered into a stipulation for a stay of proceedings in the action relating to the Wong complaint pending final disposition of motions to dismiss the pending putative class-action litigation, subject to certain conditions. The stipulation provides for a stay that lasts until all motions to dismiss the class action litigation have been finally resolved.  Wong can, however, terminate the stipulation on 14 days’ notice if a related derivative action is not stayed for a similar or longer duration.  Further, if the defendants in the Wong action agree to engage in a mediation “or other similar formal process” with plaintiffs in any related class action or derivative action during the pendency of the stay or for a one-year period following its termination, they must promptly provide notice of the mediation to Wong, not object to Wong’s participation in the mediation (subject to the consent of the other involved parties), and if consent to Wong’s participation is not provided, they must separately engage in mediation or a similar formal process with Wong.  The Court entered an order granting the requested stay on November 3, 2020.

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

The parties in the Chen action have agreed to a stipulated stay of the action which shall continue until a motion to certify a class in the class action has been decided. Chen can, however, terminate the stay on seven days’ notice if a related derivative action is not stayed for the same or a longer duration.  The stipulation also provides that if the defendants agree to engage in a formal mediation with the class action plaintiffs or the plaintiff in any other related derivative action, they must notify Chen of the mediation and participate with Chen in a mediation “or other settlement talks,” whether separately or in combination with a mediation involving other related actions.

The plaintiffs in the Wong and Chen actions took part in the July 14, 2022 mediation described above, and are engaged in continuing discussions concerning a potential resolution of these actions. At this stage of the litigation, the Company is not able to predict the probability of a favorable or unfavorable outcome.

Employee Litigation

On March 19, 2021, John J. Sperzel III, Chembio’s former chief executive officer, filed a fifteen-count complaint in the United States District Court for the Eastern District of New York. The complaint was filed following the dismissal of an action previously filed by Mr. Sperzel in the United States District Court in Maine, which was dismissed for lack of personal jurisdiction over Chembio. In summary, the complaint filed in the Eastern District of New York alleges that Chembio wrongfully refused to allow Mr. Sperzel to exercise certain options to purchase, for an aggregate exercise price of $943,126, a total of 266,666 shares of common stock that were allegedly vested as of the date of his separation from Chembio, on January 3, 2020. The complaint alleges that under the terms of the applicable stock incentive plans, Mr. Sperzel had thirty days after the date on which he ceased to qualify as an “Eligible Person” under the plans within which to exercise the options, and asserts that by reason of his alleged continued service to Chembio, he remained an “Eligible Person” and ostensibly retained the right to exercise the options. The Compensation Committee of the Board determined that the options expired on February 3, 2020, thirty days after Mr. Sperzel’s separation from Chembio, and that a purported attempt by Mr. Sperzel to exercise the options after that date was not valid.

Count I of the complaint purports to allege that Chembio breached Mr. Sperzel’s separation agreement by refusing to allow him to exercise the stock options. Counts II through XI of the complaint purport to allege claims for breach of each of ten separate stock option agreements, collectively asserting damages of “at least” $3,190,198. Count XII of the complaint alleges a breach of Mr. Sperzel’s separation agreement based on Chembio’s purported failure to pay Mr. Sperzel consulting fees to which he claims to be entitled for consulting services allegedly performed following his separation. Count XIII of the complaint alleges a claim for breach of an implied covenant of good faith and fair dealing under Nevada common law based on the allegation that Chembio prevented Mr. Sperzel from obtaining the benefits of the stock option agreements and separation agreement. Mr. Sperzel alleges that he suffered damages in excess of $3 million as a result of the purported breach of the covenant of good faith and fair dealing. Count XIV of the complaint purports to assert a claim for quantum meruit, alleging that “it is reasonable for Sperzel to expect payment in exchange for ... services” he allegedly provided to Chembio and, based on allegations that upon his separation Mr. Sperzel was not informed as to the pending expiration of the stock options he later sought to exercise, that Chembio has been unjustly enriched. Finally, Count XV of the complaint seeks a declaratory judgment that Mr. Sperzel is relieved from performance under his separation agreement due to asserted material breaches of the agreement based on the allegations summarized above. The complaint seeks compensatory damages in an unspecified amount, a declaration, as described above, and an award of Mr. Sperzel’s costs and expenses in the litigation, including reasonable attorneys’ fees, expert costs and disbursements. The complaint requests a trial by jury. In his initial disclosures served in discovery, Mr. Sperzel claims entitlement to recover damages in a total amount not less than $10 million, together with prejudgment interest at the rate of 9% per annum.

On May 20, 2021, Chembio filed its answer and affirmative defenses denying the material allegations of Mr. Sperzel’s complaint. Chembio and Mr. Sperzel are presently engaged in discovery. All discovery in the case was completed on June 28, 2022. On July 6, 2022, pursuant to local court rules, Chembio filed a formal notice with the District Court stating its intention to file a motion for summary judgment on all of Mr. Sperzel’s claims.  Mr. Sperzel’s responsive letter and factual statements were due on July 27, 2022 an were timely filed. At this stage of the litigation, the Company is not able to predict the probability of a favorable or unfavorable outcome.

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

Nasdaq Communications

On April 5, 2022, the Company received a deficiency letter from the Listing Qualifications Department of The Nasdaq Stock Market notifying it that, because the bid price for shares of the Company’s common stock had closed below the $1.00 per share minimum Bid Price Requirement for thirty consecutive business days, its common stock may be subject to delisting by as early as October 3, 2022 if the Company has been unable to regain compliance with the Bid Price Requirements or to qualify for an additional period to regain compliance by such date, all as described in more detail in the Current Report on Form 8-K filed with the SEC on April 7, 2022. The closing price of the Company’s common stock was $1.08 on August 4, 2022, which was the second day since February 18. 2022 that such closing price was equal to or greater than $1.00. If the Company’s closing bid price remains at or above $1.00 for ten consecutive business days it will regain compliance with the Bid Price Requirement. There can be no assurance that the Company will be able to regain compliance with the Bid Price Requirement. The Company’s inability to regain compliance with the Bid Price Requirement would, and the existence of the pending deficiency letter could, materially impair its ability to raise capital. Moreover, if the Company were unable to regain compliance with the Bid Price Requirement, the common stock would likely then trade only in the over-the-counter market and the market liquidity of the common stock could be adversely affected and its market price could decrease. If the Company’s common stock were to trade on the over-the-counter market, selling its common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and the Company could face significant material adverse consequences, including: a limited availability of market quotations for its securities; reduced liquidity with respect to its securities; a determination that its shares are a “penny stock,” which will require brokers trading in its securities to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for its securities; a reduced amount of news and analyst coverage; and a decreased ability to issue additional securities or obtain additional financing in the future. These factors could result in lower prices and larger spreads in the bid and ask prices for the Company’s common stock and would substantially impair its ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for the Company.

NOTE 7 — LONG-TERM DEBT:

On September 3, 2019, Chembio entered into a Credit Agreement and Guaranty (the “Credit Agreement”) with Perceptive Credit Holdings II, LP (the “Lender”). The Credit Agreement provides for a $20.0 million senior secured term loan credit facility, which was drawn in full on September 4, 2019. Under the terms of the Credit Agreement, Chembio may use the proceeds (i) for general working capital purposes and other permitted corporate purposes, (ii) to refinance certain of Chembio’s existing indebtedness and (iii) to pay fees, costs and expenses incurred in connection with the Credit Agreement, including the Lender’s closing cost amount of $550,000, which was netted from the proceeds, and a financing fee of $600,000 (3.0% of gross proceeds) payable to Craig-Hallum Capital Group LLC, Chembio’s financial advisor for the financing.

Principal outstanding under the Credit Agreement bears interest at a rate per annum equal to the sum of (a) the greater of the one-month London Interbank Offered Rate and 2.5% plus (b) 8.75%. At any time at which an event of default has occurred and is continuing, the interest rate will increase by 4.0%. Accrued interest is payable on a monthly basis. On June 30, 2022 the interest rate was 11.25%.

No principal repayments are due under the Credit Agreement prior to September 30, 2022, unless Chembio elects to prepay principal or principal is accelerated pursuant to an event of default identified in the Credit Agreement. Principal installments in the amount of $300,000 are payable on the last day of each of the eleven months from September 2022 through July 2023, and all remaining principal is payable at maturity on September 3, 2023. The Company may prepay outstanding principal from time to time, subject to payment of a premium on the prepaid principal amount equal to 4% from September 4, 2021 through September 3, 2022. No premium will be due with respect to any prepayment made on or after September 4, 2022.

Chembio’s obligations under the Credit Agreement are secured by a first priority, perfected lien on substantially all of its property and assets, including its equity interests in subsidiaries.

As of  June 30, 2022, the loan balance, net of unamortized discounts and debt issuance costs, was $19.1 million, and Chembio was in compliance with its loan covenants.

NOTE 8 — EQUITY INCENTIVE PLAN:

(a)	Equity Plans:

Effective June 19, 2014, Chembio’s stockholders voted to approve the 2014 Stock Incentive Plan (the “2014 Plan”), with 800,000 shares of common stock available to be issued. Under the terms of the 2014 Plan, the Board or its Compensation Committee has the discretion to select the persons to whom awards are to be granted. Awards can be in the form of Equity Award Units. The awards vest at such times and under such conditions as determined by the Board or its Compensation Committee. Cumulatively through March 31, 2022, there were 732,064 Equity Award Units expired, forfeited or exercised. At  June 30, 2022, 46,875 Equity Award Units were outstanding and 21,061 shares were not issued. All shares that expired, forfeited or were not issued rolled over into the 2019 Plan. No Equity Award Units remain available to be issued under the 2014 Plan.

Effective June 18, 2019, Chembio’s stockholders voted to approve the 2019 Omnibus Incentive Plan (the “2019 Plan”), with 2,400,000 shares of common stock available to be issued. At the Annual Stockholder Meeting on June 25, 2021, Chembio’s stockholders voted to approve an increase to the shares of common stock issuable under the SIP by 2,400,000 to 4,800,000. In addition, shares of common stock underlying any outstanding award granted under the 2019 Plan that, following the effective date of the 2019 Plan, expire, or are terminated, surrendered or forfeited for any reason without issuance of such shares, shall be available for the grant of new awards under the 2019 Plan. Under the terms of the 2019 Plan, the Board or its Compensation Committee has the discretion to select the persons to whom awards are to be granted. Awards can be in the form of options, stock appreciation rights, restricted stock, restricted stock units, performance stock units or other stock-based awards under the 2019 Plan (collectively, “2019 Equity Units”). The 2019 Equity Units become vested at such times and under such conditions as determined by the Board or its Compensation Committee. Cumulatively through June 30, 2022, 1,048,966 2019 Equity Units have been cancelled or forfeited. At June 30, 2022, 4,950,291 2019 Equity Units were outstanding, and 35,629 2019 Equity Units were available to be awarded.

(b)	Stock Compensation Expense:

Stock-based compensation expense (net of forfeitures) recognized in the condensed consolidated statements of operations was classified as follows:

	For the three months ended June 30		For the six months ended June 30
	2022	2021	2022	2021
Cost of product sales	$57,096	$43,368	$111,346	$72,136
Research and development expenses	112,318	139,469	203,507	223,704
Selling, general and administrative expenses	389,595	403,007	995,059	869,792
	$559,009	$585,844	$1,309,912	$1,165,632

The weighted-average assumptions made in calculating the fair values of options are as follows:

	For the three months ended June 30,	For the six months ended June 30,
	2022	2022
Expected term (in years)	5.5	6.0
Expected volatility	95.80%	91.62%
Expected dividend yield	N/A	N/A
Risk-free interest rate	3.09%	1.97%

The following table provides stock option activity for the six months ended June 30, 2022:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	1,600,372	$4.18	6.59 years	$-

Granted	2,481,968	1.24		-
Exercised	-	-		-
Forfeited	121,159	2.93		-
Expired	184,745	5.63
Outstanding at June 30, 2022	3,776,436	$2.21	8.37 years	$-
Exercisable at June 30, 2022	636,924	$-	5.08 years	$-

The following table summarizes information about stock options outstanding at June 30, 2022:

	Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Average Remaining Contract Term (Year)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
_1 to 2.79999	2,924,253	8.57	$1.42	$-	317,758	$2.36	$-
2.8 to 4.59999	27,720	8.94	3.06	-	8,311	3.07	-
4.6 to 6.39999	777,588	8.04	4.81	-	263,980	4.90	-
6.4 to 8.19999	46,875	0.86	8.15	-	46,875	8.15	-
Total	3,776,436	8.37	$2.21	$-	636,924	$3.85	$-

As of June 30, 2022, there was $2,667,985 of net unrecognized compensation cost related to stock options that had not vested, which is expected to be recognized over a weighted-average period of approximately 3.10 years. The total fair value of shares vested during the six months ended June 30, 2022 and 2021 was $913,063  and $335,579, respectively.

The following table summarizes information about restricted stock, restricted stock units and performance stock units outstanding as of June 30, 2022:

	Number of Shares & Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	705,325	$3.34

Granted	1,308,547	0.75
Vested	172,041	3.73
Forfeited	82,524	2.28
Outstanding at June 30, 2022	1,759,307	$1.43

As of June 30, 2022, there was $1,829,654 of net unrecognized compensation cost related to restricted stock and restricted stock units that had not vested, which is expected to be recognized over a weighted average period of approximately 2.28 years.

NOTE 9 — GEOGRAPHIC INFORMATION AND ECONOMIC DEPENDENCY:

The Company produces only one group of similar products known collectively as “rapid medical tests”, and it operates in a single operating segment. Net product revenue by geographic area were as follows:

	For the three months ended June 30		For the six months ended June 30
	2022	2021	2022	2021
Africa	$3,144,599	$1,466,356	$3,911,951	$2,811,215
Asia	439,661	53,593	455,219	270,547
Europe & Middle East	995,716	805,482	1,713,624	2,299,216
Latin America	834,689	487,517	13,379,742	745,536
United States	3,443,481	1,118,435	7,925,066	1,829,531
	$8,858,146	$3,931,383	$27,385,602	$7,956,045

Property, plant and equipment by geographic area were as follows at:

	June 30, 2022	December 31, 2021
Asia	$81,430	$86,041
Europe & Middle East	93,324	113,883
Latin America	77,056	36,224
United States	8,592,144	8,320,625
	$8,843,954	$8,556,773

NOTE 10 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

Accounts payable and accrued liabilities consisted of:

	June 30, 2022	December 31, 2021
Accounts payable – suppliers	$3,776,360	$7,745,592
Accrued commissions and royalties	2,015,752	1,359,691
Accrued payroll	427,215	494,258
Accrued vacation	692,275	421,416
Accrued bonuses	1,473,481	1,378,706
Accrued professional fees	715,212	522,935
Accrued expenses – other	951,354	1,205,395
TOTAL	$10,051,649	$13,127,993

NOTE 11 — GOODWILL AND INTANGIBLE ASSETS:

The following table reflects changes in goodwill:

Beginning balance at December 31, 2021	$3,022,787
Impairment	(3,033,565)
Change in foreign currency exchange rate	10,778
Balance at June 30, 2022	$-

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

The Company operates as a single operating segment and has one reporting unit. The Company recognized an impairment loss of its goodwill totaling $3.0 million for the six months ended June 30, 2022.

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

Our board of directors has initiated a review of strategic alternatives, including a potential sale or merger transaction, and of our financing strategy. We have retained Craig-Hallum Capital Group LLC as our financial advisor to assist with the strategic review. We have not set a timetable for completion of the strategic review process, and there can be no assurance that the process will result in a transaction at this time or at all. Even if a sale, merger or financing transaction is consummated, it may not return any value to holders of our common stock. Regardless of whether we execute a sale, merger or financing transaction, the adverse pressures that we have experienced may continue or intensify, and we will likely continue to face all of the risks we currently face, including the risk that we may not be able to continue as a going concern.

Going Concern Considerations

The Company continued to experience market, clinical trial and regulatory complications in seeking to develop and commercialize a portfolio of COVID-19 test systems during the continuing, but evolving, uncertainty resulting from COVID‑19. For the three and six months ended June 30, 2022, the Company also continued to incur significant expenses in connection with pending legal matters (see Note 6 – Commitments, Contingencies, and Concentrations: Litigation).

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

The Company achieved significant revenue growth in recent years while profitability has not been at levels as expected. It has taken steps including investments in automation to mitigate headwinds such as labor availability, volatile capacity planning and implementation of operational efficiency targets to proactively monitor production with the overarching goal of profitable growth. The Company undertook measures to increase its total revenues and improve its liquidity position by continuing to develop the Global Competitiveness Program. The main pillars of the Global Competitiveness Program include the following:

•	Focus on higher margin business in growth markets

•	Lower manufacturing costs

•	Reduce infrastructure costs

•	Strategic review of non-core businesses and assets

In addition, the Company will continue to focus on regulatory approvals for its DPP SARS-CoV-2 Antigen test system, DPP Respiratory Antigen Panel, and DPP HIV-Syphilis test system. These measures and other plans and initiatives have been designed to provide the Company with adequate liquidity to meet its obligations for at least the twelve-month period following the date the accompanying unaudited condensed consolidated financial statements are being issued. The Company’s execution of its plans continue to depend, however, on factors and uncertainties that are beyond the Company’s control, or that may not be addressable on terms acceptable to the Company or at all. The Company considered in particular how:

•
The ongoing healthcare and economic impacts of COVID-19 on the global customer base for the Company’s non‑COVID-19 products continue to negatively affect the timing and rate of recovery of the Company’s revenues from those products.

•
Although the Company has entered into agreements to distribute third-party COVID-19 products in the United States, its ability to sell those products could be constrained because of staffing and supply chain limitations affecting the suppliers of those products.

The Company further considered how these factors and uncertainties could impact its ability over the next year to meet the obligations specified in the Credit Agreement with the Lender (as defined in Note 7 – Long-Term Debt). Those obligations include covenants requiring: i) minimum cash balance of $3.0 million and ii) minimum total revenue amounts for the twelve months preceding each quarter end. For the next four quarters, the minimum total revenue requirements range from $45.6 million for the twelve months ending September 30, 2022 to $50.1 million for the twelve months ending June 30, 2023.   Upon an event of default under the Credit Agreement, the Lender could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. In such an event, there can be no assurance that the Company would have sufficient liquidity to fund payment of the amounts that would be due under the Credit Agreement or that, if such liquidity were not available, the Company would be successful in raising additional capital on acceptable terms, or at all, or in completing any other endeavor to continue to be financially viable and continue as a going concern. The Company’s inability to raise additional capital on acceptable terms in the near future, whether for purposes of funding payments required under the Credit Agreement or providing additional liquidity needed for its operations, could have a material adverse effect on its business, prospects, results of operations, liquidity and financial condition.

Accordingly, management determined the Company could not be certain that the Company’s plans and initiatives would be effectively implemented within one year after the date on which the accompanying unaudited condensed consolidated financial statements are being issued. Without giving effect to the prospect of raising additional capital, increasing product revenue in the near future or executing other mitigating plans, many of which are beyond the Company’s control, it is unlikely that the Company will be able to generate sufficient cash flows to meet its required financial obligations, including its debt service and other obligations due to third parties. The existence of these conditions raises substantial doubt about the Company’s ability to continue as a going concern for the twelve-month period following the date on which the accompanying unaudited condensed consolidated financial statements are being issued.

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

Consolidated Results of Operations

Three Months Ended June 30, 2022 versus Three Months Ended June 30, 2021

The results of operations for the three months ended were as follows (dollars in thousands):

	June 30, 2022		June 30, 2021
TOTAL REVENUES	$9,161	100%	$6,462	100%

OPERATING COSTS AND EXPENSES:
Cost of product sales	8,087	88%	4,040	63%
Research and development expenses	2,042	22%	2,797	43%
Selling, general and administrative expenses	5,250	57%	6,001	93%
Impairment, restructuring, severance and related costs	-	-	1,961	30%
TOTAL OPERATING COSTS AND EXPENSES	15,379		14,799

LOSS FROM OPERATIONS	(6,218)		(8,337)

OTHER (EXPENSE) INCOME, NET	(728)		(727)

LOSS BEFORE INCOME TAXES	(6,946)	(76)%	(9,064)	(140)%

Income tax (expense) benefit	-		-

NET LOSS	$(6,946)		$(9,064)

Percentages in the table reflect the percent of total revenues.

Total Revenues

Total revenues during the quarter ended June 30, 2022 were $9.2 million, an increase of $2.7 million, or 42%, compared to the quarter ended June 30, 2021. The increase in total revenues is primarily due to higher sales in Africa.

Gross Product Margin

Cost of product sales is primarily composed of material, labor, manufacturing overhead, depreciation, amortization, freight and distribution costs. Gross product margin is net product sales less cost of product sales, and gross product margin percentage is gross product margin as a percentage of net product sales.

Gross product margin increased by $0.9 million, or 807% compared to the quarter ended June 30, 2021. The following schedule calculates gross product margin (dollars in thousands):

	For the three months ended June 30		Favorable/(unfavorable)
	2022	2021	$ Change	% Change
Net product sales	$8,858	$3,931	$4,927	125%
Less: Cost of product sales	8,087	4,040	4,047	100%
Gross product margin	$771	$(109)	$880	807%
Gross product margin percentage	9%	(3)%

The $0.9 million increase in gross product margin was comprised of (a) $1.0  million from favorable product margins and the impact of fixed manufacturing overhead, and (b) $0.1 million from unfavorable product sales volume.

Research and Development

This category includes costs incurred for clinical and regulatory affairs and other research and development, as follows (dollars in thousands):

	For the three months ended June 30		Favorable/(unfavorable)
	2022	2021	$ Change	% Change
Clinical and regulatory affairs	$544	$871	$(327)	$(38)%
Other research and development	1,498	1,926	(428)	(22)%
Total research and development	$2,042	$2,797	$(755)	(27)%

The decrease in total research and development costs for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily associated with work related to pursuing an EUA and 510(k) from the FDA for the DPP SARS-CoV-2 Antigen test system, and an EUA for the DPP Respiratory Panel, each pursuant to awards from the Biomedical Advanced Research and Development Authority, or BARDA (part of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response).

Selling, General and Administrative Expense

Selling, general and administrative expense includes administrative expenses, sales and marketing costs (including commissions), and other corporate items.

The $0.8 million, or 13%, decrease in selling, general and administrative expense for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 is principally due to lower legal costs.

Impairment, restructuring, severance and related costs

During the three months ended June 30, 2022, no impairment, restructuring, severance and related costs were recorded.  For the three months ended June 30, 2021, $2.0 million was incurred, of which $1.3 was related to the write-off of intangible assets, net leasehold improvements, and net right-of-use assets for leases associated with our Malaysian operations and $0.7 million was related to restructuring matters.

Other Income (Expense), net

Other income (expense), net, consists principally of interest expense on our long-term debt under the Credit Agreement on September 3, 2019, of which $20 million (carrying value of $19.1 million) was outstanding at June 30, 2022. For a description of Credit Agreement, please see “Liquidity and Capital Resources—Sources of Funds—Credit Agreement” below

Six Months Ended June 30, 2022 versus Six Months Ended June 30, 2021

The results of operations for the six months ended June 30, 2022 and 2021 were as follows (dollars in thousands):

	June 30, 2022		June 30, 2021
TOTAL REVENUES	$27,978	100%	$15,186	100%

OPERATING COSTS AND EXPENSES:
Cost of product sales	23,311	83%	7,588	50%
Research and development expenses	3,696	13%	5,660	37%
Selling, general and administrative expenses	12,196	44%	12,087	80%
Impairment, restructuring, severance and related costs	3,043	11%	2,044	13%
TOTAL OPERATING COSTS AND EXPENSES	42,246		27,379

LOSS FROM OPERATIONS	(14,268)		(12,193)

OTHER (EXPENSE) INCOME, NET	(1,462)		(1,440)

LOSS BEFORE INCOME TAXES	(15,730)	(56)%	(13,633)	(90)%

Income tax benefit	(7)		68
NET LOSS	$(15,737)		$(13,565)

Percentages in the table reflect the percent of total revenues.

Total Revenues

Total revenues during the six months ended June 30, 2022 were $28.0 million, an increase of $12.8 million, or 84% compared to the six months ended June 30, 2021. The increase in total net revenues was composed of the following:

●
$19.4 million net increase in product sales, reflecting gains in Latin America, the U.S., and Africa, offset by lower sales in  Europe and the Middle East.  Higher sales in Latin American were primarily due to Bio-Manguinhos for DPP SARS-CoV 2 Antigen tests.

●
$6.6 million, or 91.8%, decrease in R&D, grant and license and royalty revenues were primarily associated with the completion of work related to pursuing an EUA and 510(k) from the FDA for the DPP SARS-CoV-2 Antigen test system, and an EUA for the DPP Respiratory Panel.

Gross Product Margin

Cost of product sales is primarily composed of material, labor, manufacturing overhead, depreciation, amortization, freight and distribution costs. Gross product margin is net product sales less cost of product sales, and gross product margin percentage is gross product margin as a percentage of net product sales.

Gross product margin increased by $3.7 million, or 1007%, compared to the first six months ended of 2022. The following schedule calculates gross product margin (dollars in thousands):

	For the six months ended		Favorable/(unfavorable)
	June 30, 2022	June 30, 2021	$ Change	% Change
Net product sales	$27,386	$7,956	$19,430	244%
Less: Cost of product sales	23,311	7,588	15,723	207%
Gross product margin	$4,075	$368	$3,707	1,007%
Gross product margin percentage	15%	5%

The $3.7 million increase in gross product margin was composed of the following:

●	$0.9 million favorable product sales volume as described above, together with

●	$2.8 million from favorable product margins related to the impact of geographic mix on average selling price.

Research and Development

This category includes costs incurred for clinical and regulatory affairs and other research and development, as follows (dollars in thousands):

	For the six months ended		Favorable/(unfavorable)
	June 30, 2022	June 30, 2021	$ Change	% Change
Clinical and regulatory affairs	$839	$1,636	$(797)	(49)%
Other research and development	2,857	4,024	(1,167)	(29)%
Total Research and Development	$3,696	$5,660	$(1,964)	(35)%

The decrease in total research and development costs for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily associated with the end of the BARDA contract in late 2021.

Selling, General and Administrative Expense

Selling, general and administrative expense includes administrative expenses, sales and marketing costs (including commissions), and other corporate items.

Selling, general and administrative expenses for the six months ended June 30, 2022  were relatively consistent compared to the six months ended June 30, 2021.

Impairment, restructuring, severance and related costs

Impairment, restructuring, severance and related costs include an impairment loss of $3.0 million during the first quarter of 2022 as a result of an impairment of goodwill due to the substantial decrease in our share price at March 31, 2022. The low price per share value at March 31, 2022 caused our book value to exceed our fair value. For the six months ended June 30, 2021,  $2.0 million was incurred, of which $1.3 was related to the write-off of intangible assets, net leasehold improvements, and net right-of-use assets for leases associated with our Malaysian operations, $0.7 million was related to restructuring matters and $0.1 million related to severance charges.

Other (Expense) Income, net

Other income (expense), net consists principally of interest expense on our long-term debt under the Credit Agreement on September 3, 2019, of which $20 million (carrying value of $19.1 million) was outstanding at June 30, 2022. For a description of Credit Agreement, please see “Liquidity and Capital Resources—Sources of Funds—Credit Agreement” below

Liquidity and Capital Resources

Our cash and cash equivalents totaled $22.8 million at June 30, 2022. We are obligated to maintain aggregate unrestricted cash of not less than $3.0 million at all times under a covenant in the Credit Agreement.

During the six months ended June 30, 2022, we funded our business operations, including capital expenditures and working capital requirements, principally from cash and cash equivalents, using $5.9 million of cash.

Factors and considerations with respect to our liquidity raised substantial doubt as to our ability to continue as a going concern through one year after the date that the accompanying financial statements are being issued. See “Going Concern Considerations” above.

We have considered how the uncertainties around the delivery of the full number of tests covered by customer orders may be affected by limitations of our staffing, supply chain and liquidity and other matters outside our control. We further considered how those uncertainties could impact our ability to meet the obligations specified in the Credit Agreement over the next twelve months, which include (a) a covenant requiring minimum total revenues for the twelve months preceding each quarter end, which requirements range from $45.6 million for the twelve months ending September 30, 2022 to $50.1 million for the twelve months ending June 30, 2023 and (b) an obligation requiring the payment of principal installments, commencing with the payment of $300,000 on September 30, 2022. Upon an event of default under the Credit Agreement, the Lender could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. In such an event, there can be no assurance that we would have sufficient liquidity to fund payment of the amounts that would be due under the Credit Agreement or that, if such liquidity were not available, we would be successful in raising additional capital on acceptable terms, or at all, or in completing any other endeavor to continue to be financially viable and continue as a going concern. Our inability to raise additional capital on acceptable terms or to otherwise generate cash in the near future, whether for purposes of funding payments required under the Credit Agreement or providing additional liquidity needed for our operations, could have a material adverse effect on our business, prospects, results of operations, liquidity and financial condition.

We cannot be certain that our plans and initiatives would be effectively implemented within one year after the filing date of this report, when the accompanying financial statements are being issued. Without giving effect to the prospect of raising additional capital pursuant to our at-the-market offering or likewise, increasing product revenue in the near future or executing other mitigating plans, many of which are beyond our control, it is unlikely that we will be able to generate sufficient cash flows to meet our required financial obligations, including our debt service and other obligations due to third parties. The existence of these conditions raises substantial doubt about our ability to continue as a going concern for the twelve-month period following the filing date of this report, when the accompanying financial statements are being issued.

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

On April 5, 2022, we received a deficiency letter from the Listing Qualifications Department of The Nasdaq Stock Market notifying us that, because the bid price for shares of our common stock had closed below the $1.00 per share minimum bid price requirement for thirty consecutive business days or the Bid Price Requirement, our common stock may be subject to delisting by as early as October 3, 2022 if we have been unable to regain compliance with the Bid Price Requirements or to qualify for an additional period to regain compliance by such date, all as described in more detail in the Current Report on Form 8-K we filed with the SEC on April 7, 2022. As of August 4, 2022, the closing price of our common stock was $1.08, which was the second day since February 18, 2022 that such closing price was equal to or greater than $1.00. If our closing bid price remains at or above $1.00 for ten consecutive business days we will regain compliance with the Bid Price Requirement. There can be no assurance that we will be able to regain compliance with the Bid Price Requirement. Our inability to regain compliance with the Bid Price Requirement would, and the existence of the pending deficiency letter could, materially impair our ability to raise capital.

We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends. We have not entered into, and do not expect to enter into, investments for trading or speculative purposes. Our accounts receivable, accounts payable and inventory balances fluctuate from period to period, which affects our cash flow from operating activities. The amounts of these fluctuations vary depending on cash collections, client mix, raw material lead times, the mix of vendor terms, the timing of shipment of our products and the invoicing of our research and development activities. As of June 30, 2022, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934.

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

•
Interest Rate. Principal outstanding under the Credit Agreement bears interest at a rate per annum equal to the sum of (a) the greater of the one-month London Interbank Offered Rate and 2.5% plus (b) 8.75%. At any time at which an event of default (as described under “—Default Provisions” below) has occurred and is continuing, the interest rate will increase by 4.0%. Accrued interest is payable on a monthly basis. On June 30, 2022, the interest rate was 11.25%.

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

•
Representations and Warranties; Financial and Other Covenants. In the Credit Agreement we made customary representations and warranties as well as customary affirmative and negative covenants, including covenants limiting additional indebtedness, liens, guarantees, mergers and acquisitions, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates, and fundamental changes. The Credit Agreement also contains financial covenants requiring that (i) we maintain aggregate unrestricted cash of not less than $3,000,000 at all times and (ii) we achieve specified minimum rolling four-quarter (“last twelve month”) total revenue amounts as of September 30, 2019 and the last day of each calendar quarter thereafter. For the next year, the minimum total revenue requirements range from $45.6 million for the twelve months ending September 30, 2022, and $50.1 million for the twelve months ending June 30, 2023. The minimum total revenue amounts were developed for purposes of the Credit Agreement and do not reflect the internal estimates and plans used by our management and board of directors to understand and evaluate our operating performance, to establish budgets, and to establish operational goals for managing our business. We therefore do not believe that the covenant requirements provide useful information to investors or others in enhancing an understanding of our future prospects.

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

As of the filing date of this report, we have issued and sold pursuant to the ATM Agreement a total of 9,709,328 shares of common stock at a volume-weighted average price of $4.20 per share for gross proceeds of $40.8 million and net proceeds, after giving effect to placement fees and other transaction costs, of $38.8 million. Additional shares of common stock may be issued and sold pursuant to the ATM Agreement, but we cannot provide any assurance that will be able to issue any additional shares under the ATM Agreement at an acceptable price or at all.  Furthermore, any such sales shall be subject to the Baby Shelf Rule.

Research and Development Awards. Under a contract we entered into with BARDA on December 2, 2020, a total of up to $12.7 million of awards were available from BARDA to assist us in (a) developing, and pursuing an EUA from the FDA for, the DPP Respiratory Antigen Panel and (b) performing the clinical trials for and submitting the DPP SARS-CoV-2 Antigen test system to the FDA for 510(k) clearance. Of the total awards available under this contract, no government grant income was recognized during the six months ended June 30, 2022. The completion of milestones to earn the remaining awards are outside our control, and contingent to the EUA approval by the FDA.

Working Capital. The following table sets forth selected working capital information:

June 30, 2022
(in thousands)
Cash and cash equivalents	$22,837
Accounts receivable, net of allowance for doubtful amounts	4,256
Inventories, net	11,309
Prepaid expenses and other current assets	2,498
Total current assets	40,900
Less: Total current liabilities	(14,031)
Working capital	$26,869

Our cash and cash equivalents at June 30, 2022, were held for working capital purposes. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends. We have not entered into, and do not expect to enter into, investments for trading or speculative purposes. Our accounts receivable and inventory balances fluctuate from period to period, which affects our cash flow from operating activities. Fluctuations vary depending on cash collections, client mix, raw material lead times, the mix of vendor terms, and the timing of shipment of our products and the invoicing of our research and development activities.

Uses of Funds

Cash FlowUsed in Operating Activities. Our operations used $4.8 million of cash during the six months ended June 30, 2022, primarily due to a $3.1 million decrease in accounts payable and other accrued liabilities, $0.4 million increase in deposits and other assets and a $1.6 million decrease in inventory.  Those uses of cash were partially offset by a $7.2 million decrease in accounts receivable.

Capital Expenditures. Our capital expenditures totaled $1.1 million in the six months ended June 30, 20222 compared to $1.3 million in prior year period, which were primarily attributable to investments in automated manufacturing equipment, facilities, and other fixed assets.

We have capital purchase obligations of $0.5 million related to additional automated manufacturing equipment with payments expected to come due during 2022 based on vendor performance milestones.

The Company has a minimum volume commitment of 10 million STAT-PAK units to be manufactured by Reszon through December 31, 2024.

Significant Accounting Policies and Critical Accounting Estimates

There were no significant changes in our accounting policies or critical accounting estimates during the three months ended June 30, 2022 to augment the significant accounting policies or critical accounting estimates disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K, other than those described in the notes to the condensed consolidated financial statements included elsewhere in this report.

Recently Issued Accounting Pronouncements

A discussion of recent accounting pronouncements was included in our 2021 Form 10-K and is updated in Note 2 to the condensed consolidated financial statements included elsewhere in this report.

ITEM 3.	CONTROLS AND PROCEDURES

(a)
Disclosure Controls and Procedures. Under the supervision and with the participation of our senior management, consisting of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that as of June 30, 2022 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our Exchange Act reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

This information is set forth under “Note 6 – Commitments, Contingencies And Concentrations – Litigation” to the Consolidated Financial Statements of this report is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors described in the sections captioned “Risk Factors,” in our 2021 Form 10-K and updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, as filed with the SEC on May 5, 2022. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the sections “Risk Factors” in our 2021 Form 10‑K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, which could materially affect our business, financial condition, or future results. Moreover, you should interpret many of the risks identified in our 2021 Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19. The risks described in our 2021 Form 10-K, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and in this report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition, and/or operating results.

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

In addition, with respect to any EUA we obtain, the FDA may revoke an EUA where it is determined that the underlying health emergency no longer exists or warrants such authorization, even if we obtain an EUA, we cannot predict how long such EUA would remain in place. Such revocation could materially adversely impact our business in a variety of ways, including if the relevant product is not yet approved by the FDA under a traditional approval pathway and if we have invested in the supply chain to provide any of our products under an EUA, and would require us to obtain a 510(k) or other marketing authorization from the FDA. If the FDA revokes a previously issued EUA prior to us having received regulatory approval to commercialize our DPP SARS-CoV-2 Antigen test system or DPP Respiratory Panel through a traditional approval pathway, we would be required to cease our commercialization efforts in the United States, which would substantially and negatively impact our business.

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

Our inability to comply with the applicable requirements of the FDA can result in, among other things, 483 notices, warning letters, administrative or judicially imposed sanctions such as injunctions, recall or seizure of products, civil penalties, withdrawal of product registrations, total or partial suspension of production, refusal to grant premarket clearance for devices, a determination that a device is not approvable, marketing clearances or approvals, or criminal prosecution. For example, in February 2020, we initially received a “not approvable” letter from the FDA with respect to our premarket approval submission on our DPP HIV Syphilis multiplex test for commercial use in the United States, in June 2020 we received notice from the FDA that the EUA for the DPP COVID-19 IgM/IgG System had been revoked, and in January 2021 we received notice from the FDA that it was declining to review the DPP SARS CoV 2 Antigen System based on its updated prioritization guidance, under which review of the system was not a priority. The ability of our suppliers to supply critical components or materials and of our distributors to sell our products could also be adversely affected if their operations are determined to be out of compliance. Such actions by the FDA and other regulatory bodies could adversely affect our revenues, costs and results of operations.

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

As of June 30, 2022, our loan balance, net of unamortized discounts and debt issuance costs, of $19.1 million under the Credit Agreement. We may face further liquidity challenges if we are unable to meet obligations set forth in the Credit Agreement, including a financial covenant requiring that we achieve specified minimum total revenue amounts measured as of the end of each quarter. A breach of the minimum total revenue covenant or any other covenant in the Credit Agreement would result in a default under the Credit Agreement, which could enable the Lender to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. We cannot assure you that, in such an event, we would have sufficient assets to pay amounts due under the Credit Agreement.

As a result, we may need to raise capital in one or more debt or equity offerings to fund our operations and obligations, including under the ATM Agreement. There can be no assurance, however, that we will be successful in raising the necessary capital or that any such offering will be available to us on terms acceptable to us, or at all. If we are unable to raise additional capital that may be needed on terms in sufficient amounts or on terms acceptable to us, it could have a material adverse effect on our company. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue our deliveries under our outstanding customer purchase orders or the development or commercialization of one or more of our products or one or more of our other research and development initiatives. The effects of COVID-19 have significantly disrupted world financial markets and negatively impacted U.S. market conditions, and they may reduce opportunities for us to seek out additional funding. A decline in the market price of our common stock, whether or not coupled with the suspension of trading of our common stock on the Nasdaq Capital Market, could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate, or at all. Moreover, on April 5, 2022, we received a deficiency letter from the Listing Qualifications Department of The Nasdaq Stock Market notifying us that, because the bid price for shares of our common stock had closed below the $1.00 per share minimum Bid Price Requirement for thirty consecutive business days, our common stock may be subject to delisting by as early as October 3, 2022 if we have been unable to regain compliance with the Bid Price Requirements or to qualify for an additional period to regain compliance by such date, all as described in more detail in the Current Report on Form 8-K we filed with the SEC on April 7, 2022. There can be no assurance that we will be able to regain compliance with the Bid Price Requirement. Our inability to regain compliance with the Bid Price Requirement would, and the existence of the pending deficiency letter could, materially impair our ability to raise capital.

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

Our failure to meet the minimum bid price for continued listing on the Nasdaq Capital Market could adversely affect our ability to publicly or privately sell equity securities and the liquidity of our common stock

On April 5, 2022, we received a deficiency letter from the Listing Qualifications Department of The Nasdaq Stock Market notifying it that, because the bid price for shares of our common stock had closed below the $1.00 per share minimum Bid Price Requirement for thirty consecutive business days, our common stock may be subject to delisting by as early as October 3, 2022 if we are unable to regain compliance with the Bid Price Requirements or to qualify for an additional period to regain compliance by such date, all as described in more detail in the Current Report on Form 8-K filed with the SEC on April 7, 2022. The closing price of our common stock was $1.08 on August 4, 2022, which was the second day since February 18, 2022 that such closing price was equal to or greater than $1.00. If our closing bid price remains at or above $1.00 for ten consecutive business days we will regain compliance with the Bid Price Requirement. There can be no assurance that we will be able to regain compliance with the Bid Price Requirement. Our inability to regain compliance with the Bid Price Requirement would, and the existence of the pending deficiency letter could, materially impair its ability to raise capital. Moreover, if we were unable to regain compliance with the Bid Price Requirement, our common stock would likely then trade only in the over-the-counter market and the market liquidity of our common stock could be adversely affected and their market price could decrease. If our common stock were to trade on the over-the-counter market, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and we could face significant material adverse consequences, including: a limited availability of market quotations for our securities; reduced liquidity with respect to our securities; a determination that our shares are a “penny stock,” which will require brokers trading in our securities to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our securities; a reduced amount of news and analyst coverage; and a decreased ability to issue additional securities or obtain additional financing in the future. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock and would substantially impair our ability to raise additional funds (under the ATM Agreement or otherwise) and could result in a loss of institutional investor interest and fewer development opportunities for us.

There can be no assurance that our review of strategic alternatives and our financing strategy will result in a transaction satisfactory to holders of our common stock or any change at all.

Our board of directors has initiated a review of strategic alternatives, including a potential sale or merger transaction, and of our financing strategy. We have retained Craig-Hallum Capital Group LLC as our financial advisor to assist with the strategic review. We have not set a timetable for completion of the strategic review process, and there can be no assurance that the process will result in a transaction at this time or at all. Even if a sale, merger or financing transaction is consummated, it may not return any value to holders of our common stock. Regardless of whether we execute a sale, merger or financing transaction, the adverse pressures that we have experienced may continue or intensify, and we will likely continue to face all of the risks we currently face, including the risk that we may not be able to continue as a going concern.  See “—Because of our liquidity limitations, we have concluded there is a substantial doubt about our ability to continue as a going concern and we may require additional capital to fund our operations, which capital may not be available to us on acceptable terms or at all.”

The pursuit of strategic alternatives or financing transactions may consume a substantial portion of the time and attention of our management and require additional capital resources and may be disruptive to our business, which could have a material adverse effect on our business, financial condition and results of operations.

We are not able to predict with certainty the amount of time and resources necessary to successfully identify, pursue and execute any strategic transaction or obtain additional financing. The diversion of management’s attention may materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations. The additional expense we accrue in connection with our review of strategic alternatives and pursuit of strategic or financing transactions may materially adversely impact our financial condition and partially offset the value of any strategic transaction we execute or additional financing we obtain.

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

Chembio Diagnostics, Inc.

Date: August 5, 2022	By: /s/ Richard Eberly
Richard Eberly
Chief Executive Officer and President

Date: August 5, 2022	By: /s / Lawrence J. Steenvoorden
Lawrence J. Steenvoorden
Chief Financial Officer and Executive Vice President