Form 10-Q
period 2022-09-30
CHEMBIO DIAGNOSTICS, INC.
filed 2022-11-03
CIK 1092662

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2022

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ______ to ________

001-355669
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

As of October 24, 2022, the registrant had 36,708,474 shares outstanding of its common stock, $0.01 par value.

Quarterly Report on Form 10-Q
For The Quarterly Period Ended
September 30, 2022

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

Forward-looking statements and statistical estimates inherently involve risks and uncertainties that could cause actual results to differ materially from those predicted or expressed in this report. These risks and uncertainties include those described in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, or our 2021 Form 10-K, as filed with the Securities and Exchange Commission or the SEC, on March 3, 2022, or Part II, Item 1A, “Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, as filed with the SEC on May 5, 2022 and August 5, 2022, respectively. Investors are cautioned not to place undue reliance on any forward-looking statements or statistical estimates, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement or statistical estimate, whether as a result of new information, future events or otherwise.

PART I

Item 1. FINANCIAL STATEMENTS
 CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2022	December 31, 2021
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$21,055,026	$28,772,892
Accounts receivable, net of allowance for doubtful accounts of $242,354 and $243,042 at September 30, 2022 and December 31, 2021, respectively	5,252,573	11,441,107
Inventories, net	8,465,210	12,920,451
Prepaid expenses and other current assets	12,509,604	2,096,399
TOTAL CURRENT ASSETS	47,282,413	55,230,849

FIXED ASSETS:
Property, plant and equipment, net	8,813,699	8,556,773
Finance lease right-of-use asset, net	154,826	191,870

OTHER ASSETS:
Operating lease right-of-use assets, net	5,639,763	5,891,906
Goodwill	-	3,022,787
Deposits and other assets	289,203	358,010

TOTAL ASSETS	$62,179,904	$73,252,195

- LIABILITIES AND STOCKHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$18,645,498	$13,127,993
Current portion of long-term debt	18,993,535	1,200,000
Operating lease liabilities	910,100	886,294
Finance lease liabilities	75,279	68,176
TOTAL CURRENT LIABILITIES	38,624,412	15,282,463

OTHER LIABILITIES:
Long-term operating lease liabilities	5,655,468	5,976,151
Long-term finance lease liabilities	96,529	139,678
Long-term debt, net	-	17,576,635
Other long-term liabilities	10,684	12,368

TOTAL LIABILITIES	44,387,093	38,987,295

STOCKHOLDERS’ EQUITY:
Preferred stock - 10,000,000 shares authorized; none outstanding	-	-
Common stock - $0.01 par value; 100,000,000 shares authorized; 35,440,553 shares and 30,104,986 shares issued at September 30, 2022 and December 31, 2021, respectively	354,406	301,050
Additional paid-in capital	171,448,870	165,772,636
Accumulated deficit	(153,445,401)	(131,009,860)
Treasury Stock, 48,057 shares at cost, at September 30, 2022 and December 31, 2021	(206,554)	(206,554)
Accumulated other comprehensive loss	(358,510)	(592,372)
TOTAL STOCKHOLDERS’ EQUITY	17,792,811	34,264,900

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$62,179,904	$73,252,195

See accompanying notes to condensed consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
REVENUES:
Net product sales	$10,844,003	$9,371,160	$38,229,605	$17,327,204
R&D and grant revenue	50,000	441	76,219	1,107,808
Government grant income	-	2,400,000	-	8,030,000
License and royalty revenue	306,145	286,843	872,365	779,901
TOTAL REVENUES	11,200,148	12,058,444	39,178,189	27,244,913

COSTS AND EXPENSES:
Cost of product sales	9,658,678	7,902,819	32,969,388	15,490,956
Research and development expenses	1,871,113	3,442,044	5,567,169	9,102,363
Selling, general and administrative expenses	5,551,362	5,947,327	17,747,613	18,033,748
Impairment, restructuring, severance and related costs	110,250	396,740	3,153,429	2,440,983
TOTAL COSTS AND EXPENSES	17,191,403	17,688,930	59,437,599	45,068,050

LOSS FROM OPERATIONS	(5,991,255)	(5,630,486)	(20,259,410)	(17,823,137)

OTHER EXPENSE:
Interest (expense) income, net	(707,549)	(735,336)	(2,169,525)	(2,175,188)

LOSS BEFORE INCOME TAXES	(6,698,804)	(6,365,822)	(22,428,935)	(19,998,325)

Income tax (expense)/benefit	-	(28)	(6,606)	67,928

NET LOSS	$(6,698,804)	$(6,365,850)	$(22,435,541)	$(19,930,397)

Basic and diluted loss per share	$(0.21)	$(0.24)	$(0.73)	$(0.89)

Weighted average number of shares outstanding, basic and diluted	32,274,664	26,701,546	30,862,982	22,361,899

See accompanying notes to condensed consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net loss	$(6,698,804)	$(6,365,850)	$(22,435,541)	$(19,930,397)
Other comprehensive income/(loss):
Foreign currency translation adjustments, net of tax	127,457	(352,918)	233,862	(507,538)
Comprehensive loss	$(6,571,347)	$(6,718,768)	$(22,201,679)	$(20,437,935)

See accompanying notes to condensed consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	For the nine months ended September 30, 2022
	Common Stock		Additional Paid-in- Capital	Treasury Stock		Accumulated Deficit	AOCI	Total
	Shares	Amount	Amount	Shares	Amount	Amount	Amount	Amount
Balance at December 31, 2021	30,104,986	$301,050	$165,772,636	(48,057)	$(206,554)	$(131,009,860)	$(592,372)	$34,264,900

Common Stock:
Restricted stock issued	164,930	1,649	264,437	-	-	-	-	266,086
Restricted stock compensation	-	-	229,563	-	-	-	-	229,563
Shares tendered for withholding taxes	-	-	(38,514)	-	-	-	-	(38,514)

Options:
Stock option compensation	-	-	255,254	-	-	-	-	255,254

Comprehensive income	-	-	-	-	-	-	348,151	348,151

Net loss	-	-	-	-	-	(8,790,294)	-	(8,790,294)

Balance at March 31, 2022	30,269,916	$302,699	$166,483,376	(48,057)	$(206,554)	$(139,800,154)	$(244,221)	$26,535,146

Common Stock:
Restricted stock issued	2,747	28	(28)	-	-	-	-	-
Restricted stock compensation	-	-	276,024	-	-	-	-	276,024
Shares tendered for withholding taxes	-	-	(1,154)	-	-	-	-	(1,154)

Options:
Stock option compensation	-	-	282,985	-	-	-	-	282,985

Comprehensive loss	-	-	-	-	-	-	(241,746)	(241,746)

Net loss	-	-	-	-	-	(6,946,443)	-	(6,946,443)

Balance at June 30, 2022	30,272,663	$302,727	$167,041,203	(48,057)	$(206,554)	$(146,746,597)	$(485,967)	$19,904,812

Common Stock:
Restricted stock issued	17,623	176	(176)	-	-	-	-	-
Restricted stock compensation	-	-	268,751	-	-	-	-	268,751
Shares tendered for withholding taxes	-	-	(237)	-	-	-	-	(237)
Issuance of common stock under ATM agreement	5,150,267	51,503	3,871,754					3,923,257

Options:
Stock option compensation	-	-	267,575	-	-	-	-	267,575

Comprehensive loss	-	-	-	-	-	-	127,457	127,457

Net loss	-	-	-	-	-	(6,698,804)	-	(6,698,804)

Balance at September 30, 2022	35,440,553	$354,406	$171,448,870	(48,057)	$(206,554)	$(153,445,401)	$(358,510)	$17,792,811

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

See accompanying notes to condensed consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
(Unaudited)

	September 30, 2022	September 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from customers and grants	$45,366,035	$22,355,958
Cash paid to suppliers and employees	(52,481,928)	(43,732,182)
Cash paid for operating leases	(1,086,793)	(1,049,198)
Cash paid for finance leases	(13,278)	(15,358)
Interest and taxes, net	(1,645,952)	(1,709,704)
Net cash used in operating activities	(9,861,916)	(24,150,484)

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent application costs	-	(32,648)
Acquisition of and deposits on fixed assets	(1,480,662)	(1,387,601)
Net cash used in investing activities	(1,480,662)	(1,420,249)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock, net	3,923,257	38,811,960
Payments of tax withholding on stock award	(39,906)	(119,513)
Principal payments for finance leases	(52,280)	(45,680)
Principal payments on Note Payable	(300,000)	-
Net cash provided by financing activities	3,531,071	38,646,767

Effect of exchange rate changes on cash	93,641	(138,335)
DECREASE IN CASH AND CASH EQUIVALENTS	(7,717,866)	12,937,699
Cash and cash equivalents - beginning of the period	28,772,892	23,066,301

Cash and cash equivalents - end of the period	$21,055,026	$36,004,000

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:

Net loss	$(22,435,541)	$(19,930,397)
Adjustments:
Depreciation and amortization	1,867,325	2,186,684
Share based compensation	1,846,238	1,802,056
Non-cash inventory adjustment	657,686	926,499
Benefit from deferred tax liability	-	(69,941)
Provision of (recovery of) doubtful accounts	(688)	(103,258)
Impairment, restructuring and severance	3,043,179	1,273,945
Changes in assets and liabilities:
Accounts receivable	6,189,222	(3,302,153)
Inventories	3,797,556	(5,215,766)
Prepaid expenses and other current assets	(10,413,205)	(412,995)
Deposits and other assets	68,807	141,946
Accounts payable and accrued liabilities	5,517,505	139,698
Deferred revenue	-	(1,586,802)
Net cash used in operating activities	$(9,861,916)	$(24,150,484)

See accompanying notes to condensed consolidated financial statements

CHEMBIO DIAGNOSTICS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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

Going Concern Considerations

The Company continued to experience market, clinical trial and regulatory complications in seeking to develop and commercialize a portfolio of COVID-19 test systems during the continuing, but evolving, uncertainty resulting from COVID‑19. For the three and nine months ended September 30, 2022, the Company also continued to incur significant expenses in connection with pending legal matters (see Note 6 – Commitments, Contingencies, and Concentrations: Litigation).

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

The Company further considered how these factors and uncertainties could impact its ability over the next year to meet the obligations specified in the Credit Agreement with the Lender (as defined in Note 7 – Long-Term Debt). Those obligations include covenants requiring: i) minimum cash balance of $3.0 million and ii) minimum total revenue amounts for the twelve months preceding each quarter end. For the next three quarters, the minimum total revenue requirements range from $47.4 million for the twelve months ending December 31, 2022 to $50.1 million for the twelve months ending June 30, 2023.  Upon an event of default under the Credit Agreement, the Lender could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. In such an event, there can be no assurance that the Company would have sufficient liquidity to fund payment of the amounts that would be due under the Credit Agreement or that, if such liquidity were not available, the Company would be successful in raising additional capital on acceptable terms, or at all, or in completing any other endeavor to continue to be financially viable and continue as a going concern. The Company’s inability to raise additional capital on acceptable terms in the near future, whether for purposes of funding payments required under the Credit Agreement or providing additional liquidity needed for its operations, could have a material adverse effect on its business, prospects, results of operations, liquidity and financial condition.

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

During the three and nine months ended September 30, 2022, there have been no significant changes to the Company’s summary of significant accounting policies contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC.

(c)	Fair Value of Financial Instruments:

The carrying values for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value due to the immediate or short-term maturity of these financial instruments. Included in cash and cash equivalents were $ 17.2 million and $25.0 million as of September 30, 2022 and December 31, 2021, respectively, of money market funds that are Level 1 fair value measurements under the hierarchy. The fair value of the Company’s total debt of $20.0 million (carrying value of $19.0 million) and $20.0 million (carrying value of $18.8 million) as of September 30, 2022 and December 31, 2021 respectively, is a Level 2 fair value measurement under the hierarchy and the Company’s debt face value approximates the recorded value, as the rate is based upon the current rates available to the Company for similar financial instruments.

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

There were 3,674,971 and 1,786,324 options outstanding as of September 30, 2022 and 2021, respectively, that were not included in the calculation of diluted per common share equivalents for the three and nine months ended September 30, 2022 and 2021, respectively, because the effect would have been anti-dilutive.

There were 1,723,384 and 811,038 shares of restricted stock outstanding as of September 30, 2022 and 2021, respectively, that were not included in the calculation of diluted per common share equivalents for the three and nine months ended September 30, 2022 and 2021, respectively, because the effect would have been anti-dilutive.

(f)	Income Taxes:

At the end of each interim reporting period, the Company estimates its effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis, and may change in subsequent interim periods. Accordingly, the Company’s effective tax rate for the three months ended September 30, 2022 and 2021 was 0.0%  and 0.0% respectively.  For the nine months ended September 30, 2022 and 2021 the effective tax rate was (0.03)% and 0.34% respectively. The Company’s effective tax rates for both periods were affected primarily by a full valuation allowance on domestic and foreign net deferred tax assets.

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

NOTE 3 — REVENUE:

Disaggregation of Revenue

The following table disaggregates Total Revenues by revenue type:

	Three Months Ended			Three Months Ended
	September 30, 2022			September 30, 2021
	Exchange Transactions	Non-Exchange Transactions	Total	Exchange Transactions	Non-Exchange Transactions	Total
Net product sales	$10,844,003	$-	$10,844,003	$9,371,160	$-	$9,371,160
R&D and grant revenue	50,000	-	50,000	441	-	441
Government grant income	-	-	-	-	2,400,000	2,400,000
License and royalty revenue	306,145	-	306,145	286,843	-	286,843
	$11,200,148	$-	$11,200,148	$9,658,444	$2,400,000	$12,058,444

	Nine Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2021
	Exchange Transactions	Non-Exchange Transactions	Total	Exchange Transactions	Non-Exchange Transactions	Total
Net product sales	$38,229,605	$-	$38,229,605	$17,327,204	$-	$17,327,204
R&D and grant revenue	76,219	-	76,219	1,107,808	-	1,107,808
Government grant income	-	-	-	-	8,030,000	8,030,000
License and royalty revenue	872,365	-	872,365	779,901	-	779,901
	$39,178,189	$-	$39,178,189	$19,214,913	$8,030,000	$27,244,913

Exchange transactions are recognized in accordance with ASC 606, while non-exchange transactions are recognized in accordance with ASU No. 2018-08.

The following table disaggregates Total Revenues by geographic location:

	For the three months ended		For the nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Africa	$2,730,311	$1,293,405	$6,642,263	$4,104,619
Asia	86,648	208,750	541,867	479,297
Europe & Middle East	1,263,050	1,132,961	3,556,778	4,539,444
Latin America	2,286,121	5,698,920	15,678,200	6,444,456
United States	4,834,018	3,724,408	12,759,081	11,677,097
	$11,200,148	$12,058,444	$39,178,189	$27,244,913

NOTE 4 — INVENTORY:

Inventories are presented net of reserves and consist of the following at:

	September 30, 2022	December 31, 2021
Raw materials	$5,633,735	$7,306,095
Work in process	915,590	3,556,878
Finished goods	1,915,885	2,057,478
	$8,465,210	$12,920,451

During the nine months ended September 30, 2022 and  2021, the Company recognized a $0.7 million and $0.9 million charge, respectively, related to the write-down of inventory.

NOTE 5 — STOCKHOLDERS’ EQUITY:

(a)	Common Stock

During the three and nine months ending September 30, 2022 and 2021, there were 0 and 36,252 options exercised for the purchase of common stock shares.

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

The following table discloses product sales the Company had to each customer that purchased in excess of 10% of the Company’s net product sales for the periods indicated:

	For the three months ended				For the nine months ended				Accounts Receivable as of
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021		September 30, 2022	December 31, 2021
	Product Sales	% of Product Sales	Product Sales	% of Product Sales	Product Sales	% of Product Sales	Product Sales	% of Product Sales
Customer 1	$2,163,414	20%	$5,434,186	58%	$14,503,058	$38%	$5,724,171	$33%	$1,424,614	$7,672,845
Customer 2	1,583,453	15%	1,196,217	13%	3,812,433	10%	2,347,832	14%	125,433	1,433,305
Customer 3	1,886,906	17%	*	*	5,318,816	14%	*	*	1,553,306	-
Customer 4	1,443,480	13%	*	*	*	*	*	*	195,011	-

Revenue includes product sales only, while accounts receivable reflects the total due from the customer, including freight.

The following table discloses purchases the Company had to each vendor in excess of 10% of the Company’s net purchases for the periods indicated:

	For the three months ended						For the nine months ended								Accounts Payable as of
	September 30, 2022			September 30, 2021			September 30, 2022				September 30, 2021				September 30, 2022		December 31, 2021
	Purchases		% of Purchases	Purchases		% of Purchases	Purchases		% of Purchases		Purchases		% of Purchases
Vendor 1	$	*	*		$1,678,250	34%	$	*	$	*		$2,339,182		$19%	$	*	$1,107,530
Vendor 2		*	*		*	*		2,200,905		16%		*		*		148,255	103,443
Vendor 3		$944,460	14%	$	*	*		$4,585,298		$33%	$	*	$	*		$-	$149,230

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

We have capital purchase obligations of $0.3 million related to additional automated manufacturing equipment with payments expected to come due during 2022 based on vendor performance milestones.

b)	Employment Contracts:

The Company has multi-year contracts with three key employees. The contracts call for salaries presently aggregating $1,178,000 per year. The contracts expire in December 2022 and December 31, 2024. The following table is a schedule of future minimum salary commitments:

2022	$294,500
2023	383,000
2024	383,000

c)	Benefit Plan:

Chembio has a 401(k) plan established for the Company’s employees whereby it matches 40% of the first 5% of salary (or up to 2% of salary) that an employee contributes to the plan. Matching contribution expenses totaled approximately $44,103 and $35,533 for the three months ended September 30, 2022 and 2021, respectively. Matching contribution expenses totaled approximately $149,016 and $100,922 for the nine months ended September 30, 2022 and 2021, respectively.

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

The components of lease expense were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Operating lease expense	$390,204	$398,089	$1,180,953	$1,208,885

Finance lease cost
Amortization of right-of-use assets	$17,850	$17,038	53,279	49,834
Interest on lease liabilities	4,112	5,047	13,278	15,358
Total finance lease expense	$21,962	$22,085	$66,557	$65,192

Supplemental cash flow information related to leases was as follows.

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$364,590	$353,009	$1,086,793	$1,049,198
Operating cash flows for finance leases	4,112	5,047	13,278	15,358
Financing cash flows for finance leases	17,859	15,859	52,280	45,680
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	-	-	16,234	25,609
Operating leases	-	-	717,956	616,100

Supplemental balance sheet information related to leases was as follows:

	September 30, 2022	September 30, 2021
Finance Leases
Finance lease right of use asset	$356,997	$340,762
Accumulated depreciation	(202,171)	(131,854)
Finance lease right of use asset, net	$154,826	$208,908

Weighted Average Remaining Lease Term
Operating leases	6.8 years	7.7 years
Finance leases	2.0 years	3.1 years

Weighted Average Discount Rate
Operating leases	8.38%	8.41%
Finance leases	9.11%	8.74%

Maturities of lease liabilities were as follows.

	September 30, 2022		September 30, 2021
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
2022	$366,985	$21,971	$355,335	$20,906
2023	1,428,821	87,884	1,447,249	83,624
2024	1,220,150	60,116	1,221,017	83,624
2025	1,049,442	16,731	1,018,875	55,856
2026	1,080,925	5,940	1,049,442	12,471
Thereafter	3,643,521	355	4,724,446	1,679
Total lease payments	$8,789,844	$192,997	$9,816,364	$258,160
Less: imputed interest	2,224,276	21,189	2,751,749	34,119
Total	$6,565,568	$171,808	$7,064,615	$224,041

e)	Litigation:

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

The SEC’s investigation is ongoing, and Chembio has recently engaged in discussions with the SEC regarding a potential resolution that would, among other things, involve the payment of a civil penalty.  There can be no assurance that Chembio will be able to agree on a resolution with the SEC or that the terms of any such resolution will be favorable to Chembio.  Chembio cannot predict the scope, duration or outcome of the investigation or the impact, if any, of the investigation on its results of operations.

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

The Court issued its Opinion and Order (the “February 23 Order”) on the defendants’ motions to dismiss on February 23, 2022. In its February 23 Order, the Court: (i) dismissed Counts I and II without prejudice as to all defendants named in those Counts except the Underwriter Defendants as to which Counts I and II were not dismissed; (ii) dismissed Count III without prejudice as to all defendants named in that Count; and (iii) dismissed Counts IV and V with prejudice as to all defendants named in those Counts. The Court gave Lead Plaintiffs fourteen days within which to attempt to replead their claims under the Securities Act against Chembio, Ms. Page, Mr. Goldman, Ms. Davis, Dr. Polan and Dr. Potthoff.

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

On April 26, 2022, the Court entered an order canceling the previously-set May 2 date by which the Underwriter Defendants were required to file their answer to the CAC, and providing that the Underwriter Defendants’ answer to an amended complaint would be due within three weeks after such amended complaint had been served.

On April 28, 2022, Lead Plaintiffs expressed a willingness to participate in a mediation with the Chembio Defendants.  Thereafter, on July 14, 2022, all parties in the In re Chembio Diagnostics, Inc. Securities Litigation action participated in a mediation.  The mediation was adjourned without an agreement to resolve the action, but the parties continued to discuss a potential negotiated resolution with the mediator's assistance.

On July 21, 2022, the Court denied Lead Plaintiffs’ motion for partial reconsideration.  Lead Plaintiffs filed their Second Consolidated Amended Complaint (the “SCAC”) on July 26, 2022.  The SCAC purports to allege three counts under the Securities Act on behalf of the Securities Act Class.  Count I purports to allege a claim for violation of Section 11 of the Securities Act against Chembio, Ms. Page, Mr. Goldman, Ms. Davis, Dr. Polan, Dr. Potthoff and the Underwriter Defendants.  Count II purports to allege a claim for violation of Section 12 of the Securities Act against Chembio, Ms. Page, and the Underwriter Defendants.  Count III purports to allege a claim under Section 15 of the Securities Act against Ms. Page, Mr. Goldman, Ms. Davis, Dr. Polan and Dr. Potthoff.

In their SCAC, Lead Plaintiffs seek, on behalf of the Securities Act Class, an award of damages in an amount to be proven at trial, as well as an award of reasonable costs and expenses, including counsel fees and expert fees, and such other relief as the Court deems just and proper.  Lead Plaintiffs also seek rescission “or a rescissory measure of damages as to Count II.”

In order to facilitate the parties’ discussions concerning a potential settlement, the parties agreed that the defendants had until August 23, 2022 within which to respond to the SAC.  The defendants submitted a letter to the Court requesting that the date by which they are required to respond to the SCAC be moved to August 23, 2022; the Court granted the defendants’ request on August 1, 2022. Thereafter, the defendants requested that the date for their response be extended to September 6, 2022; the Court granted the request on August 19, 2022.

On August 26, 2022, the Company and the other parties to the litigation reached an agreement in principle on the financial terms of a proposed settlement of all claims that were asserted, or could have been asserted, on an individual and class-wide basis against all defendants in the case, including under both the Securities Act and the Securities Exchange Act. The agreement in principle to settle contemplates an $8.1 million payment on behalf of the defendants, approximately $209,000 of which is to be paid by us with the remainder being funded by certain of the Company’s insurers.

Accordingly, on August 30, 2022, the Chembio Defendants filed a letter motion requesting that the Court stay all proceedings to allow the parties to focus their efforts on negotiating and preparing a stipulation of settlement and other settlement- documents.  Lead Plaintiffs and the Underwriter Defendants consented to and joined in the request for relief sought in the letter motion.  The Court granted the motion on August 31, 2022 and ordered the parties to file their stipulation of dismissal on or before October 17, 2022.  Although the parties’ negotiations on the form and content of documents necessary to effectuate a class-wide settlement of the claims asserted in the litigation have continued, the parties were unable to meet the October 17, 2022 date set by the Court for the submission of a stipulation of dismissal.  Consequently, on October 12, 2022, the Company submitted a letter motion to the Court, on behalf of each of the parties, requesting a 30 day extension of time to submit the stipulation and agreement of settlement together with accompanying exhibits (including proposed forms of notice of the settlement to class members and proposed forms of orders granting preliminary and final approval to the settlement).  The Court granted the motion on October 13, 2022, and directed the parties to file their proposed settlement papers for the Court’s approval on or before November 14, 2022.

Negotiations between the parties concerning the form and substance of documents necessary to implement the proposed settlement continue.  There can be no assurance that the parties will reach agreement on the terms of a stipulation of settlement and related documents, or if the parties reach agreement, that the stipulation of settlement will be granted preliminary and final approval by the Court.

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

The parties in the Chen action agreed to a stipulated stay of the action continuing until a motion to certify a class in the class action has been decided. Chen can, however, terminate the stay on seven days’ notice if a related derivative action is not stayed for the same or a longer duration.  The stipulation also provides that if the defendants agree to engage in a formal mediation with the class action plaintiffs or the plaintiff in any other related derivative action, they must notify Chen of the mediation and participate with Chen in a mediation “or other settlement talks,” whether separately or in combination with a mediation involving other related actions.

The plaintiffs in the Wong and Chen actions took part in the July 14, 2022 mediation described above, and the parties subsequently reached an agreement in principle on the terms of a proposed settlement of both actions, other than with respect to the maximum amount of attorneys’ fees which plaintiffs may request that the Court approve, and have executed a memorandum of understanding to that effect.  The proposed settlement contemplates the adoption of certain corporate governance measures but does not entail any monetary compensation or payment other than the derivative plaintiffs’ attorneys’ fees not exceeding an amount to be negotiated, and subject to Court approval. On October 27, 2022, the parties reached agreement on the amount $595,000 of the derivative plaintiffs’ attorneys’ fees, which the Company believes will be funded by certain of its insurers.

There can be no assurance that the parties will reach agreement on the maximum amount of plaintiffs’ attorneys’ fees which plaintiffs may request that the court approve or on the terms of a formal stipulation or settlement, or that the court will approve the terms of a stipulation of settlement.

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

On May 20, 2021, Chembio filed its answer and affirmative defenses denying the material allegations of Mr. Sperzel’s complaint. Chembio and Mr. Sperzel are presently engaged in discovery. All discovery in the case was completed on June 28, 2022. On July 6, 2022, pursuant to local court rules, Chembio filed a formal notice with the District Court stating its intention to file a motion for summary judgment on all of Mr. Sperzel’s claims.  Mr. Sperzel’s responsive letter and factual statements were due on July 27, 2022 and were timely filed. On August 16, 2022, the Court held a pre-motion status conference, during which the Court directed the parties to confer regarding the renewal of settlement discussions. The parties subsequently agreed to engage in a formal mediation conference before a neutral, private mediator on October 25, 2022, and the parties must provide a status report to the Court on November 8, 2022. At this stage of the litigation, the Company is not able to predict the probability of a favorable or unfavorable outcome.

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

Nasdaq Communications

On April 5, 2022, the Company received notification from the Listing Qualifications Department of The Nasdaq Stock Market, or Nasdaq, stating that the Company did not comply with the minimum $1.00 bid price requirement for continued listing set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). In accordance with Nasdaq listing rules, the Company was afforded 180 calendar days (until October 3, 2022) to regain compliance with the Bid Price Requirement. On October 4, 2022, the Company received written notice from Nasdaq stating that, although the Company had not regained compliance with the Bid Price Requirement by October 3, 2022, in accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company is eligible for an additional 180 calendar day period, or until April 3, 2023, to regain compliance with the Bid Price Requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this additional 180-day period, all as described in more detail in the Current Reports on Form 8-K filed with the SEC on April 7, 2022 and October 4, 2022. The closing price of Chembio’s common stock was $0.42 on October 5, 2022. There can be no assurance that Chembio will be able to regain compliance with the Bid Price Requirement. The Company’s inability to regain compliance with the Bid Price Requirement would, and the existence of the pending deficiency letter could, materially impair its ability to raise capital. Moreover, if Chembio were unable to regain compliance with the Bid Price Requirement, its common stock would likely then trade only in the over-the-counter market and the market liquidity of its common stock could be adversely affected and its market price could decrease. If our common stock were to trade on the over-the-counter market, selling its common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and Chembio could face significant material adverse consequences, including: a limited availability of market quotations for its securities; reduced liquidity with respect to its securities; a determination that its shares are a “penny stock,” which will require brokers trading in its securities to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for its securities; a reduced amount of news and analyst coverage; and a decreased ability to issue additional securities or obtain additional financing in the future. These factors could result in lower prices and larger spreads in the bid and ask prices for its common stock and would substantially impair its ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us.

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

Principal outstanding under the Credit Agreement bears interest at a rate per annum equal to the sum of (a) the greater of the one-month London Interbank Offered Rate and 2.5% plus (b) 8.75%. At any time at which an event of default has occurred and is continuing, the interest rate will increase by 4.0%. Accrued interest is payable on a monthly basis. On September 30, 2022 the interest rate was 11.32%.

No principal repayments were due under the Credit Agreement prior to September 30, 2022.  Chembio did not elect to prepay principal and an event of default identified in the Credit Agreement did not occur that would have accelerated principal payments.  Principal installments in the amount of $300,000 are payable on the last day of each of the eleven months from September 2022 through July 2023, and all remaining principal is payable at maturity on September 3, 2023. As of September 30, 2022, Chembio paid the first principal installment in accordance with the Credit Agreement.

Chembio’s obligations under the Credit Agreement are secured by a first priority, perfected lien on substantially all of its property and assets, including its equity interests in subsidiaries.

As of  September 30, 2022, the loan balance, net of unamortized discounts and debt issuance costs, was $19.0 million, and Chembio was in compliance with its loan covenants.

NOTE 8 — EQUITY INCENTIVE PLAN:

(a)	Equity Plans:

Effective June 19, 2014, Chembio’s stockholders voted to approve the 2014 Stock Incentive Plan (the “2014 Plan”), with 800,000 shares of common stock available to be issued. Under the terms of the 2014 Plan, the Board or its Compensation Committee has the discretion to select the persons to whom awards are to be granted. Awards can be in the form of Equity Award Units. The awards vest at such times and under such conditions as determined by the Board or its Compensation Committee. Cumulatively through March 31, 2022, there were 732,064 Equity Award Units expired, forfeited or exercised. At  September 30, 2022, 46,875 Equity Award Units were outstanding and 21,061 shares were not issued. All shares that expired, forfeited or were not issued rolled over into the 2019 Plan. No Equity Award Units remain available to be issued under the 2014 Plan.

Effective June 18, 2019, Chembio’s stockholders voted to approve the 2019 Omnibus Incentive Plan (the “2019 Plan”), with 2,400,000 shares of common stock available to be issued. At the Annual Stockholder Meeting on June 25, 2021, Chembio’s stockholders voted to approve an increase to the shares of common stock issuable under the SIP by 2,400,000 to 4,800,000. In addition, shares of common stock underlying any outstanding award granted under the 2019 Plan that, following the effective date of the 2019 Plan, expire, or are terminated, surrendered or forfeited for any reason without issuance of such shares, shall be available for the grant of new awards under the 2019 Plan. Under the terms of the 2019 Plan, the Board or its Compensation Committee has the discretion to select the persons to whom awards are to be granted. Awards can be in the form of options, stock appreciation rights, restricted stock, restricted stock units, performance stock units or other stock-based awards under the 2019 Plan (collectively, “2019 Equity Units”). The 2019 Equity Units become vested at such times and under such conditions as determined by the Board or its Compensation Committee. Cumulatively through September 30, 2022, 1,168,331 2019 Equity Units have been cancelled or forfeited. At September 30, 2022, 4,812,903 2019 Equity Units were outstanding, and 87,672 2019 Equity Units were available to be awarded.

(b)	Stock Compensation Expense:

Stock-based compensation expense (net of forfeitures) recognized in the condensed consolidated statements of operations was classified as follows:

	For the three months ended September 30		For the nine months ended September 30
	2022	2021	2022	2021
Cost of product sales	$54,243	$52,819	$165,589	$124,955
Research and development expenses	113,874	164,560	317,381	388,264
Selling, general and administrative expenses	368,209	419,152	1,363,268	1,288,837
	$536,326	$636,531	$1,846,238	$1,802,056

The weighted-average assumptions made in calculating the fair values of options are as follows:

For the nine months ended September 30,
2022
Expected term (in years)	6.0
Expected volatility	91.62%
Expected dividend yield	N/A
Risk-free interest rate	1.97%

The following table provides stock option activity for the nine months ended September 30, 2022:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	1,600,372	$4.18	6.59 years	$-

Granted	2,481,968	1.24		-
Exercised	-	-		-
Forfeited	137,076	2.77		-
Expired	270,293	5.01
Outstanding at September 30, 2022	3,674,971	$2.20	8.30 years	$-
Exercisable at September 30, 2022	553,360	$4.01	5.59 years	$-

The following table summarizes information about stock options outstanding at September 30, 2022:

	Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number of Shares	Average Remaining Contract Term (Year)	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
1 to 2.79999	2,838,509	8.52	$1.40	$-	247,370	$2.36	$-
2.8 to 4.59999	26,796	8.54	3.06	-	9,237	3.06	-
4.6 to 6.39999	762,791	7.93	4.81	-	249,878	4.90	-
6.4 to 8.19999	46,875	0.61	8.15	-	46,875	8.15	-
Total	3,674,971	8.30	$2.20	$-	553,360	$4.01	$-

As of September 30, 2022, there was $2,389,457 of net unrecognized compensation cost related to stock options that had not vested, which is expected to be recognized over a weighted-average period of approximately 2.85 years. The total fair value of shares vested during the nine months ended September 30, 2022 and 2021 was $917,036  and $335,579, respectively.

The following table summarizes information about restricted stock, restricted stock units and performance stock units outstanding as of September 30, 2022:

	Number of Shares & Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	705,325	$3.34

Granted	1,308,547	-
Vested	190,064	-
Forfeited	100,424	-
Outstanding at September 30, 2022	1,723,384	$1.39

As of September 30, 2022, there was $1,530,896 of net unrecognized compensation cost related to restricted stock and restricted stock units that had not vested, which is expected to be recognized over a weighted average period of approximately 2.03 years.

NOTE 9 — GEOGRAPHIC INFORMATION AND ECONOMIC DEPENDENCY:

The Company produces only one group of similar products known collectively as “rapid medical tests”, and it operates in a single operating segment. Net product sales by geographic area were as follows:

	For the three months ended September 30		For the nine months ended September 30
	2022	2021	2022	2021
Africa	$2,730,311	$1,293,405	$6,642,263	$4,104,619
Asia	86,648	208,750	541,867	479,297
Europe & Middle East	956,905	1,132,520	2,670,529	3,431,736
Latin America	2,286,121	5,698,920	15,665,864	6,444,456
United States	4,784,018	1,037,565	12,709,082	2,867,096
	$10,844,003	$9,371,160	$38,229,605	$17,327,204

Property, plant and equipment by geographic area were as follows at:

	September 30, 2022	December 31, 2021
Asia	$77,398	$86,041
Europe & Middle East	79,107	113,883
Latin America	80,255	36,224
United States	8,576,939	8,320,625
	$8,813,699	$8,556,773

NOTE 10 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

Accounts payable and accrued liabilities consisted of:

	September 30, 2022	December 31, 2021
Accounts payable – suppliers	$3,066,133	$7,745,592
Accrued commissions and royalties	2,053,261	1,359,691
Accrued payroll	437,757	494,258
Accrued vacation	554,468	421,416
Accrued bonuses	1,523,979	1,378,706
Accrued professional fees	1,593,504	522,935
Accrued expenses – other	9,416,396	1,205,395
TOTAL	$18,645,498	$13,127,993

NOTE 11 — GOODWILL AND INTANGIBLE ASSETS:

The following table reflects changes in goodwill:

Beginning balance at December 31, 2021	$3,022,787
Impairment	(3,033,565)
Change in foreign currency exchange rate	10,778
Balance at September 30, 2022	$-

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

The Company operates as a single operating segment and has one reporting unit. The Company recognized an impairment loss of its goodwill totaling $3.0 million for the nine months ended September 30, 2022.

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

Going Concern Considerations

The Company continued to experience market, clinical trial and regulatory complications in seeking to develop and commercialize a portfolio of COVID-19 test systems during the continuing, but evolving, uncertainty resulting from COVID‑19. For the three and nine months ended September 30, 2022, the Company also continued to incur significant expenses in connection with pending legal matters (see Note 6 – Commitments, Contingencies, and Concentrations: Litigation).

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

The Company further considered how these factors and uncertainties could impact its ability over the next year to meet the obligations specified in the Credit Agreement with the Lender (as defined in Note 7 – Long-Term Debt). Those obligations include covenants requiring: i) minimum cash balance of $3.0 million and ii) minimum total revenue amounts for the twelve months preceding each quarter end. For the next three quarters, the minimum total revenue requirements range from $47.4 million for the twelve months ending December 31, 2022 to $50.1 million for the twelve months ending June 30, 2023.   Upon an event of default under the Credit Agreement, the Lender could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. In such an event, there can be no assurance that the Company would have sufficient liquidity to fund payment of the amounts that would be due under the Credit Agreement or that, if such liquidity were not available, the Company would be successful in raising additional capital on acceptable terms, or at all, or in completing any other endeavor to continue to be financially viable and continue as a going concern. The Company’s inability to raise additional capital on acceptable terms in the near future, whether for purposes of funding payments required under the Credit Agreement or providing additional liquidity needed for its operations, could have a material adverse effect on its business, prospects, results of operations, liquidity and financial condition.

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

Consolidated Results of Operations

Three Months Ended September 30, 2022 versus Three Months Ended September 30, 2021

The results of operations for the three months ended were as follows (dollars in thousands):

	September 30, 2022		September 30, 2021
TOTAL REVENUES	$11,200	100%	$12,058	100%

OPERATING COSTS AND EXPENSES:
Cost of product sales	9,659	86%	7,903	66%
Research and development expenses	1,871	17%	3,442	29%
Selling, general and administrative expenses	5,551	50%	5,947	49%
Impairment, restructuring, severance and related costs	110	1%	397	3%
TOTAL OPERATING COSTS AND EXPENSES	17,191		17,689

LOSS FROM OPERATIONS	(5,991)		(5,631)

OTHER (EXPENSE) INCOME, NET	(708)		(735)

LOSS BEFORE INCOME TAXES	(6,699)	(60)%	(6,366)	(53)%

Income tax (expense) benefit	-		-

NET LOSS	$(6,699)		$(6,366)

Percentages in the table reflect the percent of total revenues.

Total Revenues

Total revenues during the quarter ended September 30, 2022 were $11.2 million, a decrease of $0.9 million, or 7%, compared to the quarter ended September 30, 2021. The decrease in total revenues is primarily due to lower sales in Latin America.

Gross Product Margin

Cost of product sales is primarily composed of material, labor, manufacturing overhead, depreciation, amortization, freight and distribution costs. Gross product margin is net product sales less cost of product sales, and gross product margin percentage is gross product margin as a percentage of net product sales.

Gross product margin decreased by $0.3 million, or 19% compared to the quarter ended September 30, 2021. The following schedule calculates gross product margin (dollars in thousands):

	For the three months ended September 30		Favorable/(unfavorable)
	2022	2021	$ Change	% Change
Net product sales	$10,844	$9,371	$1,473	16%
Less: Cost of product sales	(9,659)	(7,903)	(1,756)	22%
Gross product margin	$1,185	$1,468	$(283)	(19)%
Gross product margin percentage	11%	16%

The $0.3 million decrease in gross product margin was comprised of (a) $0.5  million from unfavorable product margins and the impact of fixed manufacturing overhead, and (b) $0.2 million from favorable product sales volume.

Research and Development

This category includes costs incurred for clinical and regulatory affairs and other research and development, as follows (dollars in thousands):

	For the three months ended September 30		Favorable/(unfavorable)
	2022	2021	$ Change	% Change
Clinical and regulatory affairs	$391	$1,520	$(1,129)	$(74)%
Other research and development	1,480	1,922	(442)	(23)%
Total research and development	$1,871	$3,442	$(1,571)	(46)%

The decrease in total research and development costs for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily associated with work related to pursuing an EUA and 510(k) from the FDA for the DPP SARS-CoV-2 Antigen test system, and an EUA for the DPP Respiratory Panel, each pursuant to awards from the Biomedical Advanced Research and Development Authority, or BARDA (part of the U.S. Department of Health and Human Services’ Office of the Assistant Secretary for Preparedness and Response). Total research and development cost incurred for the three months ended September 30, 2022 were primarily related to ongoing projects in our new product pipeline.

Selling, General and Administrative Expense

Selling, general and administrative expense includes administrative expenses, sales and marketing costs (including commissions), and other corporate items.

The $0.4 million, or 7%, decrease in selling, general and administrative expense for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 is principally due to lower compensation costs and professional fees.

Impairment, restructuring, severance and related costs

During the three months ended September 30, 2022, $0.1million in impairment, restructuring, severance and related costs were recorded.  For the three months ended September 30, 2021, $0.4 million was incurred, which was related to restructuring matters.

Other Income (Expense), net

Other income (expense), net, consists principally of interest expense on our long-term debt under the Credit Agreement on September 3, 2019, of which $20 million (carrying value of $19.0 million) was outstanding at September 30, 2022. For a description of Credit Agreement, please see “Liquidity and Capital Resources—Sources of Funds—Credit Agreement” below.

Nine Months Ended September 30, 2022 versus Nine Months Ended September 30, 2021

The results of operations for the nine months ended September 30, 2022 and 2021 were as follows (dollars in thousands):

	September 30, 2022		September 30, 2021
TOTAL REVENUES	$39,178	100%	$27,245	100%

OPERATING COSTS AND EXPENSES:
Cost of product sales	32,969	84%	15,491	57%
Research and development expenses	5,567	14%	9,102	33%
Selling, general and administrative expenses	17,748	45%	18,034	66%
Impairment, restructuring, severance and related costs	3,153	8%	2,441	9%
TOTAL OPERATING COSTS AND EXPENSES	59,437		45,068

LOSS FROM OPERATIONS	(20,259)		(17,823)

OTHER (EXPENSE) INCOME, NET	(2,170)		(2,175)

LOSS BEFORE INCOME TAXES	(22,429)	(57)%	(19,998)	(73)%

Income tax benefit	(7)		68
NET LOSS	$(22,436)		$(19,930)

Percentages in the table reflect the percent of total revenues.

Total Revenues

Total revenues during the nine months ended September 30, 2022 were $39.2 million, an increase of $11.9 million, or 44% compared to the nine months ended September 30, 2021. The increase in total net revenues was composed of the following:

●
$20.9 million net increase in product sales, reflecting gains in the U.S., Latin America, and Africa, offset by lower sales in Europe and the Middle East.  Higher sales in Latin America were primarily due to Bio-Manguinhos for DPP SARS-CoV 2 Antigen tests.

●
$9.0 million, or 99%, decrease in R&D, grant and license and royalty revenues were primarily associated with the completion of work related to pursuing an EUA and 510(k) from the FDA for the DPP SARS-CoV-2 Antigen test system, and an EUA for the DPP Respiratory Panel.

Gross Product Margin

Cost of product sales is primarily composed of material, labor, manufacturing overhead, depreciation, amortization, freight and distribution costs. Gross product margin is net product sales less cost of product sales, and gross product margin percentage is gross product margin as a percentage of net product sales.

Gross product margin increased by $3.4 million, or 187%, compared to the first nine months ended of 2022. The following schedule calculates gross product margin (dollars in thousands):

	For the nine months ended		Favorable/(unfavorable)
	September 30, 2022	September 30, 2021	$ Change	% Change
Net product sales	$38,230	$17,327	$20,903	121%
Less: Cost of product sales	(32,969)	(15,491)	(17,478)	113%
Gross product margin	$5,261	$1,836	$3,425	187%
Gross product margin percentage	14%	11%

The $3.4 million increase in gross product margin was composed of the following:

●	$2.2 million favorable product sales volume as described above, together with

●	$1.2 million from favorable product margins related to the impact of geographic mix on average selling price.

Research and Development

This category includes costs incurred for clinical and regulatory affairs and other research and development, as follows (dollars in thousands):

	For the nine months ended		Favorable/(unfavorable)
	September 30, 2022	September 30, 2021	$ Change	% Change
Clinical and regulatory affairs	$1,229	$3,156	$(1,927)	(61)%
Other research and development	4,338	5,946	(1,608)	(27)%
Total Research and Development	$5,567	$9,102	$(3,535)	(39)%

The decrease in total research and development costs for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily associated with the end of the BARDA contract in late 2021. Total research and development cost incurred for the nine months ended September 30, 2022 were primarily related to ongoing projects in our new product pipeline.

Selling, General and Administrative Expense

Selling, general and administrative expense includes administrative expenses, sales and marketing costs (including commissions), and other corporate items.

The $0.3 million, or 2%, decrease in selling, general and administrative expenses for the nine months ended September 30, 2022  compared to the nine months ended September 30, 2021 is principally due to lower professional fees.

Impairment, restructuring, severance and related costs

Impairment, restructuring, severance and related costs include an impairment loss of $3.0 million during the first quarter of 2022 as a result of an impairment of goodwill due to the substantial decrease in our share price at March 31, 2022. The low price per share value at March 31, 2022 caused our book value to exceed our fair value. During the third quarter of 2022, $0.1 million of severance cost was recorded.  For the nine months ended September 30, 2021,  $2.4 million was incurred, of which $1.3 million was related to the write-off of intangible assets, net leasehold improvements, and net right-of-use assets for leases associated with our Malaysian operations, and $1.1 million was related to restructuring matters.

Other (Expense) Income, net

Other income (expense), net consists principally of interest expense on our long-term debt under the Credit Agreement on September 3, 2019, of which $20 million (carrying value of $19.0 million) was outstanding at September 30, 2022. For a description of Credit Agreement, please see “Liquidity and Capital Resources—Sources of Funds—Credit Agreement” below

Liquidity and Capital Resources

Our cash and cash equivalents totaled $21.1 million at September 30, 2022. We are obligated to maintain aggregate unrestricted cash of not less than $3.0 million at all times under a covenant in the Credit Agreement.

During the nine months ended September 30, 2022, we funded our business operations, including capital expenditures and working capital requirements, principally from cash and cash equivalents, using $7.7 million of cash.

Factors and considerations with respect to our liquidity raised substantial doubt as to our ability to continue as a going concern through one year after the date that the accompanying financial statements are being issued. See “Going Concern Considerations” above.

We have considered how the uncertainties around the delivery of the full number of tests covered by customer orders may be affected by limitations of our staffing, supply chain and liquidity and other matters outside our control. We further considered how those uncertainties could impact our ability to meet the obligations specified in the Credit Agreement over the next twelve months, which include (a) a covenant requiring minimum total revenues for the twelve months preceding each quarter end, which requirements range from $47.4 million for the twelve months ending December 31, 2022 to $50.1 million for the twelve months ending June 30, 2023 and (b) an obligation requiring the payment of principal installments, commencing with the payment of $300,000 on September 30, 2022. Upon an event of default under the Credit Agreement, the Lender could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. In such an event, there can be no assurance that we would have sufficient liquidity to fund payment of the amounts that would be due under the Credit Agreement or that, if such liquidity were not available, we would be successful in raising additional capital on acceptable terms, or at all, or in completing any other endeavor to continue to be financially viable and continue as a going concern. Our inability to raise additional capital on acceptable terms or to otherwise generate cash in the near future, whether for purposes of funding payments required under the Credit Agreement or providing additional liquidity needed for our operations, could have a material adverse effect on our business, prospects, results of operations, liquidity and financial condition.

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

On April 5, 2022, we received notification from the Listing Qualifications Department of The Nasdaq Stock Market, or Nasdaq, stating that the Company did not comply with the minimum $1.00 bid price requirement for continued listing set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). In accordance with Nasdaq listing rules, the Company was afforded 180 calendar days (until October 3, 2022) to regain compliance with the Bid Price Requirement. On October 4, 2022, the Company received written notice from Nasdaq stating that, although the Company had not regained compliance with the Bid Price Requirement by October 3, 2022, in accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company is eligible for an additional 180 calendar day period, or until April 3, 2023, to regain compliance with the Bid Price Requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this additional 180-day period, all as described in more detail in the Current Reports on Form 8-K filed with the SEC on April 7, 2022 and October 4, 2022. The closing price of our common stock was $0.42 on October 5, 2022. There can be no assurance that we will be able to regain compliance with the Bid Price Requirement. Our inability to regain compliance with the Bid Price Requirement would, and the existence of the pending deficiency letter could, materially impair our ability to raise capital. Moreover, if we were unable to regain compliance with the Bid Price Requirement, our common stock would likely then trade only in the over-the-counter market and the market liquidity of our common stock could be adversely affected and its market price could decrease. If our common stock were to trade on the over-the-counter market, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and we could face significant material adverse consequences, including: a limited availability of market quotations for our securities; reduced liquidity with respect to our securities; a determination that our shares are a “penny stock,” which will require brokers trading in our securities to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our securities; a reduced amount of news and analyst coverage; and a decreased ability to issue additional securities or obtain additional financing in the future. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock and would substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us.

We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends. We have not entered into, and do not expect to enter into, investments for trading or speculative purposes. Our accounts receivable, accounts payable and inventory balances fluctuate from period to period, which affects our cash flow from operating activities. The amounts of these fluctuations vary depending on cash collections, client mix, raw material lead times, the mix of vendor terms, the timing of shipment of our products and the invoicing of our research and development activities. As of September 30, 2022, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934.

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

•
Interest Rate. Principal outstanding under the Credit Agreement bears interest at a rate per annum equal to the sum of (a) the greater of the one-month London Interbank Offered Rate and 2.5% plus (b) 8.75%. At any time at which an event of default (as described under “—Default Provisions” below) has occurred and is continuing, the interest rate will increase by 4.0%. Accrued interest is payable on a monthly basis. On September 30, 2022, the interest rate was 11.32%.

•
Scheduled Repayment. No principal repayments were due prior to September 30, 2022.  Chembio did not elect to prepay principal as described under “—Optional Prepayment” below and an event of default as described under “—Default Provisions” below did not occur. Principal installments in the amount of $300,000 are payable on the last day of each of the eleven months from September 2022 through July 2023, and all remaining principal is payable at maturity on September 3, 2023.

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

•
Representations and Warranties; Financial and Other Covenants. In the Credit Agreement we made customary representations and warranties as well as customary affirmative and negative covenants, including covenants limiting additional indebtedness, liens, guarantees, mergers and acquisitions, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates, and fundamental changes. The Credit Agreement also contains financial covenants requiring that (i) we maintain aggregate unrestricted cash of not less than $3,000,000 at all times and (ii) we achieve specified minimum rolling four-quarter (“last twelve month”) total revenue amounts as of September 30, 2019 and the last day of each calendar quarter thereafter. For the next year, the minimum total revenue requirements range from $47.4 million for the twelve months ending December 31, 2022, and $50.1 million for the twelve months ending June 30, 2023. The minimum total revenue amounts were developed for purposes of the Credit Agreement and do not reflect the internal estimates and plans used by our management and board of directors to understand and evaluate our operating performance, to establish budgets, and to establish operational goals for managing our business. We therefore do not believe that the covenant requirements provide useful information to investors or others in enhancing an understanding of our future prospects.

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

As of the filing date of this report, we have issued and sold pursuant to the ATM Agreement a total of 14,859,595 shares of common stock at a volume-weighted average price of $3.03 per share for gross proceeds of $45.0 million and net proceeds, after giving effect to placement fees and other transaction costs, of $42.7 million. Additional shares of common stock may be issued and sold pursuant to the ATM Agreement, but we cannot provide any assurance that will be able to issue any additional shares under the ATM Agreement at an acceptable price or at all.  Furthermore, any such sales shall be subject to the Baby Shelf Rule.

Research and Development Awards. Under a contract we entered into with BARDA on December 2, 2020, a total of up to $12.7 million of awards were available from BARDA to assist us in (a) developing, and pursuing an EUA from the FDA for, the DPP Respiratory Antigen Panel and (b) performing the clinical trials for and submitting the DPP SARS-CoV-2 Antigen test system to the FDA for 510(k) clearance. Of the total awards available under this contract, $12.5 million was recognized in prior periods and no government grant income was recognized during the nine months ended September 30, 2022. The completion of milestones to earn the remaining awards are outside our control, and contingent to the EUA approval by the FDA.

Working Capital. The following table sets forth selected working capital information:

September 30, 2022
(in thousands)
Cash and cash equivalents	$21,055
Accounts receivable, net of allowance for doubtful amounts	5,253
Inventories, net	8,465
Prepaid expenses and other current assets	12,510
Total current assets	47,283
Less: Total current liabilities	(38,624)
Working capital	$8,659

Our cash and cash equivalents at September 30, 2022, were held for working capital purposes. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends. We have not entered into, and do not expect to enter into, investments for trading or speculative purposes. Our accounts receivable and inventory balances fluctuate from period to period, which affects our cash flow from operating activities. Fluctuations vary depending on cash collections, client mix, raw material lead times, the mix of vendor terms, and the timing of shipment of our products and the invoicing of our research and development activities.

Uses of Funds

Cash Flow Used in Operating Activities. Our operations used $9.9 million of cash during the nine months ended September 30, 2022, primarily due to the net loss which was offset by changes in the principal working capital accounts and impairment.

Capital Expenditures. Our capital expenditures totaled $1.5 million in the nine months ended September 30, 2022 compared to $1.4 million in prior year period, which were primarily attributable to investments in automated manufacturing equipment, facilities, and other fixed assets.

As of September 30, 2022 we have capital purchase obligations of $0.3 million related to additional automated manufacturing equipment with payments expected to come due during 2022 based on vendor performance milestones.

Significant Accounting Policies and Critical Accounting Estimates

There were no significant changes in our accounting policies or critical accounting estimates during the three months ended September 30, 2022 to augment the significant accounting policies or critical accounting estimates disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K, other than those described in the notes to the condensed consolidated financial statements included elsewhere in this report.

Recently Issued Accounting Pronouncements

A discussion of recent accounting pronouncements was included in our 2021 Form 10-K and is updated in Note 2 to the condensed consolidated financial statements included elsewhere in this report.

ITEM 3.	CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures. Under the supervision and with the participation of our senior management, consisting of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that as of September 30, 2022 our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our Exchange Act reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)  Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

This information is set forth under “Note 6 – Commitments, Contingencies And Concentrations – Litigation” to the Consolidated Financial Statements of this report is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors described in the sections captioned “Risk Factors,” in our 2021 Form 10-K and updated in our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2022 and June 30, 2022, as filed with the SEC on May 5, 2022 and August 5, 2022, respectively. In addition to the other information set forth in this report, you should carefully consider the factors discussed in the sections “Risk Factors” in our 2021 Form 10‑K and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, which could materially affect our business, financial condition, or future results. The risks described in our 2021 Form 10-K, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022 and in this report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition, and/or operating results.

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

In addition, some or all of the funding available under grant awards, including our $3.2 million contract from the CDC for development and clinical validation of a DPP Syphilis Screen & Confirm Assay, may be conditioned upon our successfully meeting specified milestones or other conditions, and there can be no assurance that those milestones or conditions will be met. For example, in December 2020 we were awarded the Second Grant pursuant to a contract from BARDA that included funding milestones related to our development and pursuit of an EUA for a DPP Respiratory Antigen Panel and our submission for 510(k) clearance from the FDA for the DPP SARS CoV 2 Antigen System.

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

We are currently receiving funding from the U.S. government related to the DPP SARS-CoV-2 Antigen System, the DPP Respiratory Antigen Panel and DPP Syphilis Screen & Confirm Assay, and our growth strategy may target sales to U.S. government entities. As a condition to our U.S. government funding and potential product sales to the U.S. government, we must comply with laws and regulations relating to the award, administration and performance of U.S. government contracts. A violation of these specific laws and regulations, as well as others, could result in the imposition of fines and penalties or the termination of our U.S. government contracts and could harm our reputation and cause our business to suffer.

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
We may incur additional costs in connection with the defense or settlement of existing and any future stockholder litigation, including the securities class-action and stockholder derivative lawsuits that have been brought against us. See “Part II, Item 1. Legal Proceedings” above and the information set forth under “Note 6 - Commitments, Contingencies And Concentrations - Litigation” to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding certain existing lawsuits. These lawsuits or other future litigation may adversely affect the ability of our technical and management personnel, and our directors, to perform their normal responsibilities. We could incur significant costs in connection with any such litigation, including costs associated with the indemnification of obligations to our directors, officers and other employees, as well as to third parties such as underwriters of our public offerings. We have engaged in settlement discussions with respect to our putative stockholder securities class action litigation and putative stockholder derivative litigation. (See “Note 6 - Commitments, Contingencies And Concentrations - Litigation” above). We expect to continue working toward resolving these matters, but there can be no assurance that we will be able to do so, or that we will be able to do so on the terms currently being discussed.

We face risks related to an ongoing SEC investigation.

The SEC is conducting a non-public, fact-finding investigation relating to the May 2020 Offering and to the FDA’s revocation in June 2020 of an EUA for the DPP COVID-19 IgM/IgG system that was issued in April 2020. We received subpoenas from the SEC in July 2020 and April 2021 seeking the production of documents in connection with this investigation. In addition, the SEC delivered subpoenas in April 2021 to five of our employees (including our three executive officers, who consist of our Chief Executive Officer and President, our Executive Vice President and Chief Financial Officer, and our Executive Vice President and Chief Scientific and Technology Officer). An additional subpoena was issued in June 2021 to our former Interim Chief Executive Officer and Executive Chair. Each subpoena requested the production of documents relating to the same matters as are the subject of the subpoenas we received. One current employee, our Chief Executive Officer, also received a testimonial subpoena from the SEC. We and the six individuals are cooperating fully in the SEC’s investigation and expect to continue to do so. The SEC’s investigation is ongoing, and there can be no assurance that we will be able to agree on a resolution with the SEC or that the terms of any such resolution will be favorable to us. We are unable to predict what the timing or outcome of the SEC investigation will be or what, if any, consequences the SEC investigation may have with respect to our company or the six individuals mentioned above. The SEC investigation could result in considerable legal expenses, divert management’s attention from other business concerns and harm our business. If the SEC were to determine that legal violations occurred, we could be required to pay significant civil penalties or other amounts, and remedies or conditions could be imposed as part of any resolution. We can provide no assurances as to the outcome of the SEC investigation.

Risks Related to Our Products

Industry adoption of alternative technology to our COVID-19 Diagnostic Test Systems could negatively impact our ability to compete successfully.

As of August 30, 2022, the FDA has authorized 439 COVID-19 Diagnostic tests and sample collection devices, 85 were for serology tests, 302 were for molecular tests and sample collection devices, 51 were for antigen tests and one diagnostic breath test. Customers or the industry as a whole could adopt alternative technologies for testing, including molecular point of care testing, which could result in lower demand for our antigen test. Various advances in the treatment and monitoring of patients could cause lower demand for the COVID-19 Diagnostic Test Systems, including our revised DPP SARS CoV 2 Antigen System or for antigen testing for COVID-19 as a whole.

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

As of September 30, 2022, our loan balance, net of unamortized discounts and debt issuance costs, of $19.0 million under the Credit Agreement. We may face further liquidity challenges if we are unable to meet obligations set forth in the Credit Agreement, including a financial covenant requiring that we achieve specified minimum total revenue amounts measured as of the end of each quarter. A breach of the minimum total revenue covenant or any other covenant in the Credit Agreement would result in a default under the Credit Agreement, which could enable the Lender to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable. We cannot assure you that, in such an event, we would have sufficient assets to pay amounts due under the Credit Agreement.

As a result, we may need to raise capital in one or more debt or equity offerings to fund our operations and obligations, including under the ATM Agreement. There can be no assurance, however, that we will be successful in raising the necessary capital or that any such offering will be available to us on terms acceptable to us, or at all. If we are unable to raise additional capital that may be needed on terms in sufficient amounts or on terms acceptable to us, it could have a material adverse effect on our company. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue our deliveries under our outstanding customer purchase orders or the development or commercialization of one or more of our products or one or more of our other research and development initiatives. The effects of COVID-19 have significantly disrupted world financial markets and negatively impacted U.S. market conditions, and they may reduce opportunities for us to seek out additional funding. A decline in the market price of our common stock, whether or not coupled with the suspension of trading of our common stock on the Nasdaq Capital Market, could make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate, or at all. Moreover, on April 5, 2022, we received a deficiency letter from the Listing Qualifications Department of The Nasdaq Stock Market notifying us that, because the bid price for shares of our common stock had closed below the $1.00 per share minimum Bid Price Requirement for thirty consecutive business days, our common stock may be subject to delisting by as early as October 3, 2022 if we have been unable to regain compliance with the Bid Price Requirements or to qualify for an additional period to regain compliance by such date, all as described in more detail in the Current Report on Form 8-K we filed with the SEC on April 7, 2022. On October 4, 2022, we received written notice from Nasdaq stating that, although we had not regained compliance with the Bid Price Requirement by October 3, 2022, in accordance with Nasdaq Listing Rule 5810(c)(3)(A), we are eligible for an additional 180 calendar day period, or until April 3, 2023, to regain compliance with the Bid Price Requirement. There can be no assurance that we will be able to regain compliance with the Bid Price Requirement. Our inability to regain compliance with the Bid Price Requirement would, and the existence of the pending deficiency letter could, materially impair our ability to raise capital.

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

Our failure to meet the minimum bid price for continued listing on the Nasdaq Capital Market could adversely affect our ability to publicly or privately sell equity securities and the liquidity of our common stock

On April 5, 2022, we received notification from the Listing Qualifications Department of The Nasdaq Stock Market, or Nasdaq, stating that the Company did not comply with the minimum $1.00 bid price requirement for continued listing set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). In accordance with Nasdaq listing rules, the Company was afforded 180 calendar days (until October 3, 2022) to regain compliance with the Bid Price Requirement. On October 4, 2022, the Company received written notice from Nasdaq stating that, although the Company had not regained compliance with the Bid Price Requirement by October 3, 2022, in accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company is eligible for an additional 180 calendar day period, or until April 3, 2023, to regain compliance with the Bid Price Requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this additional 180-day period, all as described in more detail in the Current Reports on Form 8-K filed with the SEC on April 7, 2022 and October 4, 2022. The closing price of our common stock was $0.42 on October 5, 2022. There can be no assurance that we will be able to regain compliance with the Bid Price Requirement. Our inability to regain compliance with the Bid Price Requirement would, and the existence of the pending deficiency letter could, materially impair our ability to raise capital. Moreover, if we were unable to regain compliance with the Bid Price Requirement, our common stock would likely then trade only in the over-the-counter market and the market liquidity of our common stock could be adversely affected and its market price could decrease. If our common stock were to trade on the over-the-counter market, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and we could face significant material adverse consequences, including: a limited availability of market quotations for our securities; reduced liquidity with respect to our securities; a determination that our shares are a “penny stock,” which will require brokers trading in our securities to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our securities; a reduced amount of news and analyst coverage; and a decreased ability to issue additional securities or obtain additional financing in the future. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock and would substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us.

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

The pursuit of strategic alternatives or financing transactions may consume a substantial portion of the time and attention of our You may experience future dilution as a result of future equity offerings, exercises of outstanding options and vesting of options and restricted and performance stock units.

On July 19, 2021, we entered into the ATM Agreement, pursuant to which we may sell from time to time, at our option, up to an aggregate of $60,000,000 of shares of common stock through Craig-Hallum, as sales agent. As of the filing date of this report, we have issued and sold pursuant to the ATM Agreement a total of 14,859,595 shares of common stock at a volume-weighted average price of $3.03 per share for gross proceeds of $45.0 million and net proceeds, after giving effect to placement fees and other transaction costs, of $42.7 million. For additional information about the at-the-market offerings pursuant to the ATM Agreement, see “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In order to raise additional capital, we may seek to offer pursuant to the ATM Agreement additional shares of common stock for up to $15.0 million in gross proceeds and we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock. There can be no assurance that we will be able to sell additional shares in at-the-market offerings made pursuant to the ATM Agreement, or in any other offering, at a price per share that is equal to or greater than the price per share paid by existing stockholders. Investors purchasing securities in other offerings in the future could have rights superior to existing stockholders.

As of the close of business on September 30, 2022, our market capitalization was approximately $12.6 million. Existing stockholders may experience significant dilution in connection with our issuance and sale of up to $15.0 million of additional shares of common stock pursuant to the ATM Agreement. In addition, as of September 30, 2022, 87,672 shares of common stock were reserved for future issuance under our 2019 Omnibus Incentive Plan, 3,674,971 shares were subject to outstanding options, and 1,723,384 shares were subject to outstanding restricted and performance stock units. Stockholders will incur dilution upon vesting of restricted and performance stock units, and they may incur dilution upon exercises of stock options.

ITEM 6.	EXHIBITS

Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
104	Cover page interactive data file (embedded within the XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chembio Diagnostics, Inc.

Date: November 3, 2022	By: /s/ Richard L. Eberly
Richard L Eberly
Chief Executive Officer and President

Date: November 3, 2022	By: /s / Lawrence J. Steenvoorden
Lawrence J. Steenvoorden
Chief Financial Officer and Executive Vice President